Form 10-Q
period 2011-06-30
Poage Bankshares, Inc.
filed 2011-08-24
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from              to

Commission File Number 333-172192

Poage Bankshares, Inc.

(Exact Name of Registrant as Specified in Charter)

Maryland	Being applied for
(State of Other Jurisdiction Of Incorporation	(I.R.S Employer Identification Number)

1500 Carter Avenue, Ashland, KY 41101	41101
(Address of Principal Executive Officer)	(Zip Code)

606-324-7196

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

No shares of Common Stock, par value $.01 per share, were issued and outstanding as of August 19, 2011.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

EXPLANATORY NOTE

Poage Bankshares, Inc. (the “Registrant”), headquartered in Ashland, Kentucky, is being formed to serve as the stock holding company for Home Federal Savings and Loan Association as part of the mutual-to-stock conversion of Home Federal Savings and Loan Association. As of June 30, 2011, the conversion had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature.

PART I

ITEM 1.	FINANCIAL STATEMENTS

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION

UNAUDITED BALANCE SHEETS

	June 30, 2011	September 30, 2010
	(in thousands)
ASSETS
Cash and due from financial institutions	$6,023	$4,058
Federal funds sold	7,625	39,175

Cash and cash equivalents	13,648	43,233
Interest-bearing deposits in other financial institutions	—	100
Securities available for sale	82,674	45,234
Loans held for sale	318	1,701
Loans, net of allowance of $1,523, and $1,134	182,050	182,358
Federal Home Loan Bank stock, at cost	1,906	1,883
Other real estate owned, net	318	219
Premises and equipment, net	6,360	6,449
Company owned life insurance	6,411	6,239
Accrued interest receivable	1,549	1,370
Other assets	2,961	2,361

	$298,195	$291,147

LIABILITIES AND EQUITY
Deposits
Non-interest bearing	$1,125	$745
Interest bearing	240,479	227,067

Total deposits	241,604	227,812
Federal Home Loan Bank advances	24,974	32,205
Accrued interest payable	347	505
Other liabilities	2,165	2,879

Total liabilities	269,090	263,401

Commitments and contingent liabilities	—	—

Equity
Retained earnings	28,444	27,067
Accumulated other comprehensive income	661	679

Total equity	29,105	27,746

	$298,195	$291,147

See accompanying notes to the unaudited financial statements

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION

UNAUDITED STATEMENTS OF INCOME

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in thousands)

Interest and dividend income
Loans, including fees	$2,766	$2,766	$8,314	$8,188
Taxable securities	181	484	423	1,784
Tax exempt securities	291	201	870	617
Federal funds sold and other	22	24	66	67

	3,260	3,475	9,673	10,656
Interest expense
Deposits	894	1,098	2,832	3,460
Federal Home Loan Bank advances and other	195	226	623	776

	1,089	1,324	3,455	4,236

Net interest income	2,171	2,151	6,218	6,420

Provision for loan losses	160	150	460	450

Net interest income after provision for loan losses	2,011	2,001	5,758	5,970

Non-interest income
Service charges on deposits	107	144	296	355
Other service charges	6	1	14	13
Net gains on sales of loans	50	—	294	—
Net gains on sales of securities	28	2,269	28	2,269
Income from company owned life insurance	56	40	170	156
Other	3	5	12	13

	250	2,459	814	2,806

Noninterest expense
Salaries and employee benefits	946	726	2,659	2,182
Occupancy and equipment	203	161	561	486
Data processing	140	1,079	312	1,620
Federal deposit insurance	94	73	264	202
Foreclosed assets, net	87	8	134	31
Advertising	73	68	203	195
Other	287	221	855	786

	1,830	2,336	4,988	5,502

Income before income taxes	431	2,124	1,584	3,274
Income tax expense	36	736	207	872

Net income	$395	$1,388	$1,377	$2,402

See accompanying notes to the unaudited financial statements

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION

UNAUDITED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Net income	$395	$1,388	$1,377	$2,402

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	755	(325)	(1)	17
Reclassification adjustments for (gains) losses recognized in income	(28)	(2,269)	(28)	(2,269)

Net unrealized holding gains (losses) on available for sale securities	727	(2,594)	(29)	(2,252)
Tax effect	(247)	882	11	766

Other comprehensive income (loss):	480	(1,712)	(18)	(1,486)

Comprehensive income (loss)	$875	$(324)	$1,359	$916

See accompanying notes to the unaudited financial statements

HOME FEDERAL SAVINGS AND LOAN ASSOCIATION

UNAUDITED STATEMENTS OF EQUITY

	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Total Equity
		(in thousands)

Balances, October 1, 2010	$27,067	$679	$27,746

Net income	1,377	—	1,377
Change in unrealized gain (loss) on securities available for sale, net of taxes	—	(18)	(18)

Balances, June 30, 2011	$28,444	$661	$29,105

See accompanying notes to the unaudited financial statements

HOME FEDERAL SAVINGS AND LOAN

UNAUDITED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2011	2010
	(in thousands)
OPERATING ACTIVITY
Net income	$1,377	$2,402
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	277	240
Provision for loan losses	460	450
Loss (gain) on sale of securities	(28)	(2,269)
Loss (gain) on sale of other real estate owned	52	3
Net amortization (accretion) on securities	360	5
Net gain on sale of loans	(294)	—
Origination of loans held for sale	(7,996)	—
Proceeds from loans held for sale	9,673	—
Increase in cash value of life insurance	(172)	(156)
Decrease (increase) in:
Accrued interest receivable	(179)	188
Other assets	(591)	(1,349)
Increase (decrease) in:
Accrued interest payable	(158)	(381)
Other liabilities	(714)	498

Net cash from (used in) operating activities	2,067	(369)

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	1,964	48,820
Proceeds from calls	15,283	896
Proceeds from maturities	445	375
Purchases	(55,554)	(18,559)
Principal payments received	61	11,977
Purchase of Federal Home Loan Bank Stock	(23)	(49)
Term deposits in other financial institutions:
Proceeds from maturities	100	—
Purchases	—	—
Loan originations and principal payments on loans, net	(659)	(14,112)
Proceeds from the sale of other real estate owned	358	80
Purchase of premises and equipment	(188)	(591)

Net cash from (used in) investing activities	(38,213)	28,837

FINANCING ACTIVITIES
Net change in deposits	13,792	12,282
Payments on Federal Home Loan Bank borrowings	(7,231)	(4,883)

Net cash from (used in) financing activities	6,561	7,399

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,585)	35,867

Cash and cash equivalents at beginning of year	43,233	18,715

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,648	$54,582

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$3,613	$4,617
Income taxes	—	665
Real estate acquired in settlement of loans	$508	$30

See accompanying notes to the unaudited financial statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements of Home Federal Savings and Loan Association (the “Association”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy. Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities. Actual results could differ from those estimates used in the preparation of the financial statements.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Association’s financial position as of June 30, 2011 and September 30, 2010 and the results of operations and cash flows for the interim periods ended June 30, 2011 and 2010. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These financial statements should be read in conjunction with the Association’s audited financial statements and notes thereto filed as part of Poage Bankshares, Inc.’s Prospectus dated July 11, 2011, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on July 21, 2011.

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Those adjustments consist only of normal recurring adjustments. Results of interim periods are not necessarily indicative of results to be expected for the full fiscal year. The balance sheet of the Association as of June 30, 2011 has been derived from the unaudited balance sheet of the Association as of that date.

NOTE 2 – ADOPTION OF NEW ACCOUNTING STANDARDS

Effect of newly issued but not yet effective accounting standards:

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended June 30, 2011. The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Association’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Association’s reporting period ending September 30, 2011. The adoption of ASU No. 2011-02 is not expected to have a material impact on the Association’s statements of income and condition.

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at June 30, 2011 and September 30, 2010 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2011 (Unaudited)
States and political subdivisions	$28,435	$927	$(129)	$29,233
U.S. Government agencies and sponsored entities	50,786	179	—	50,965
Government sponsored entities residential mortgage-backed:
FNMA	2,452	24	—	2,476

Total securities	$81,673	$1,130	$(129)	$82,674

September 30, 2010
States and political subdivisions	$28,201	$1,010	$(1)	$29,210
U.S. Government agencies and sponsored entities	16,003	29	(8)	16,024

Total securities	$44,204	$1,039	$(9)	$45,234

The proceeds from sales of securities and the associated gross gains and losses are listed below (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	(Unaudited)
	2011	2010	2011	2010
Proceeds	$1,964	$48,820	$1,964	$48,820
Gross gains	28	2,270	28	2,270
Gross losses	—	1	—	1

The provision for income taxes for the three months and nine months ended June 30, 2011 and 2010 related to net realized securities gains was $10,000 and $771,000, respectively, based on an income tax rate of 34%.

The amortized cost and fair value of the securities portfolio at June 30, 2011 and September 30, 2010 are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011		September 30, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Unaudited)
Within one year	$520	$534	$445	$454
One to five years	29,486	29,690	15,820	15,954
Five to ten years	33,998	34,506	17,182	17,654
Beyond ten years	17,669	17,944	10,757	11,172

Total	$81,673	$82,674	$44,204	$45,234

The following table summarizes the securities with unrealized losses at June 30, 2011 and September 30, 2010, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)

June 30, 2011
States and political subdivisions	$6,665	$(129)	$—	$—	$6,665	$(129)
U.S. Government agencies and sponsored entities	—	—	—	—	—	—

Total securities	$6,665	$(129)	$—	$—	$6,665	$(129)

September 30, 2010
States and political subdivisions	$214	$(1)	$—	$—	$214	$(1)
U.S. Government agencies and sponsored entities	1,770	(8)	—	—	1,770	(8)

Total securities	$1,984	$(9)	$—	$—	$1,984	$(9)

Unrealized losses on bonds have not been recognized into income because the issuers of the bonds are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bond(s) approach maturity.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement, and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

NOTE 4 – LOANS

Loans at June 30, 2011 and September 30, 2010 were as follows:

	(Unaudited)
	June 30, 2011	September 30, 2010
	(in thousands)

Real estate:
One to four family	$149,344	$154,098
Multi-family	2,044	2,860
Commercial Real Estate	8,000	7,331
Construction and land	4,975	3,700

	164,363	167,989

Commercial and Industrial	2,977	1,970

Consumer
Home equity loans and lines of credit	5,378	5,005
Motor vehicle	7,099	5,544
Other	3,851	3,076

	16,328	13,625

Total	183,668	183,584
Less: Net deferred loan fees	95	92
Allowance for loan losses	1,523	1,134

	$182,050	$182,358

The following table summarizes the scheduled maturities of our loan portfolio at June 30, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

June 30, 2011	One- to Four- Family	Home Equity	Multi-Family and Commercial Real Estate	Construction and Land	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	122	$—	88	$4,516	$1,657	340	$6,723
More than one to two years	144	—	60	—	591	734	1,529
More than two to three years	287	—	92	—	105	1,467	1,951
More than three to five years	899	9	135	17	590	4,299	5,949
More than five to ten years	9,932	—	1,142	56	34	1,333	12,497
More than ten to fifteen years	22,764	—	2,391	386	—	11	25,552
More than fifteen years	115,196	5,369	6,136	—	—	2,766	129,467

Total	$149,344	$5,378	$10,044	$4,975	$2,977	$10,950	$183,668

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2011. Accrued interest receivable of $898,000 and net deferred loans fees of $95,000 are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

	Allowance for Loan Losses			Loan Balances
Loan Segment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Real estate	$—	$1,043	$1,043	$—	$164,363	$164,363
Commercial and industrial	—	131	131	—	2,977	2,977
Consumer	—	349	349	—	16,328	16,328

Total	$—	$1,523	$1,523	$—	$183,668	$183,668

The following table sets forth an analysis of our allowance for loan losses for the three and nine months ended June 30, 2011 and 2010:

	(Dollars in thousands)
	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
	(Unaudited)
Balance at beginning of period	$1,372	$819	$1,134	$555
Provision for loan losses:
Commercial	28	—	82	—
Commercial real estate	84	22	240	66
Residential real estate	—	113	—	339
Consumer	48	15	138	45

Total provision	160	150	460	450
Amounts charged off:
Commercial	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	3	1	3	37
Consumer	7	—	69	—

Total loans charged off	10	1	72	37
Recoveries of amounts previously charged off:
Commercial	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	1	—	1	—

Total recoveries	1	—	1	—
Net charge-offs	—	—	—	—

Balance at end of period	$1,523	$968	$1,523	$968

There were no impaired loans as of or during the three or nine months ended June 30, 2011 or 2010, or as of or during the year ended September 30, 2010.

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and September 30, 2010 (in thousands):

	(Unaudited)
	As of June 30, 2011		As of September 30, 2010
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Real estate:
One to four family	$775	$—	$1,322	$890
Multi-family	494	—	—	—
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	6
Consumer:
Home equity loans and lines of credit	9	—	—	—
Motor vehicle	22	—	8	—
Other	4	—	4	—

Total	$1,304	$—	$1,334	$896

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans. Non-accrual loans of $1,304,000 as of June 30, 2011 is included in the table below and has been categorized based on payment status (in thousands).

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

June 30, 2011 (Unaudited)
Real estate:
One to four family	$811	$160	$775	$1,746	$147,598	$149,344
Multi-family	—	—	494	494	1,550	2,044
Commercial real estate	264	20	—	284	7,716	8,000
Construction and land	—	—	—	—	4,975	4,975
Commercial and industrial	23	4	—	27	2,950	2,977
Consumer:
Home equity loans and lines of credit	—	—	9	9	5,369	5,378
Motor vehicle	27	40	22	89	7,010	7,099
Other	13	4	4	21	3,830	3,851

Total	$1,138	$228	$1,304	$2,670	$180,998	$183,668

The Association had no troubled debt restructurings at June 30, 2011 or September 30, 2010. The Association has no classes of loans that are considered to be subprime. The Association, as a matter of policy, does not originate subprime loans.

The Association considers the performance of the loan portfolio and its impact on the allowance for loan losses. For all loan classes, the Association also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity. The following table presents the recorded investment in loans based on payment activity as of June 30, 2011:

	Performing	Nonperforming
	(In thousands)
Real estate:
One to four family	$148,569	$775
Multi-family	1,550	494
Commercial real estate	8,000	—
Construction and land	4,975	—
Commercial and industrial	2,977	—
Consumer:
Home equity loans and lines of credit	5,369	9
Motor vehicle	7,077	22
Other	3,847	4

	$182,364	$1,304

NOTE 5: FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at June 30, 2011 and September 30, 2010 were as follows:

	June 30, 2011	September 30, 2010

Maturities October 2010 through June 2024, fixed rate at rates from 1.94% to 6.75%, weighted average rate of 2.97% at June 30, 2011 and 2.94% at September 30, 2010	$24,974	$32,205

Payments contractually required over the next five years are as follows (in thousands):

June 30,
2012	6,899
2013	4,482
2014	3,668
2015	2,996
2016	2,433
Thereafter	4,496

Total	$24,974

NOTE 6: FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Association used the following methods and significant assumptions to estimate fair value:

Securities: The fair values for securities are determined by quoted market prices, if available (Level 1). If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments (Level 2). This includes the use of “matrix pricing” used to value debt securities absent the exclusive use of quoted prices. For securities where quoted prices or market prices of similar securities are not available, which include municipal securities, fair values are calculated using discounted cash flows (Level 3).

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically result in a Level 3 classification of the inputs for determining fair value.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $318,000, which is made up of the outstanding balance of $346,000, net of a valuation allowance of $28,000 at June 30, 2011, resulting in a write-down of $28,000 for the nine months ended June 30, 2011. This is compared to $20,000 in write downs for the nine months ended June 30, 2010. At September 30, 2010, other real estate owned had a net carrying amount of $219,000, made up of the outstanding balance of $306,000, net of a valuation allowance of $87,000.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Association has elected the fair value option, are summarized below:

		Fair Value Measurements at June 30, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Financial Assets
Securities:
States and political subdivisions	$29,233	$—	$29,233	$—
U.S. Government agencies and sponsored entitites	50,965	—	50,965	—
Mortgage backed securities	2,476	—	2,476	—

Total securities	$82,674	$—	$82,674	$—

		Fair Value Measurements at September 30, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Financial Assets
Securities:
States and political subdivisions	$29,210	$—	$29,210	$—
U.S. Government agencies and sponsored entitites	16,024	—	16,024	—

Total securities	$45,234	$—	$45,234	$—

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)

Other real estate owned, net	$318	$—	$—	$318

		Fair Value Measurements at September 30, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)

Other real estate owned, net	$219	—	—	$219

The carrying amounts and estimated fair values of financial instruments, at June 30, 2011 and September 30, 2010 are as follows:

June 30, 2011 (Dollars in thousands)	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$13,648	$13,648
Securities	82,674	82,674
Federal Home Loan Bank stock	1,906	N/A
Loans held for sale	318	326
Loans, net	182,050	194,577
Accrued interest receivable	1,549	1,549

Financial liabilities
Deposits	$(241,604)	(243,033)
Federal Home Loan Bank advances	(24,974)	(26,368)
Accrued interest payable	(347)	(347)

September 30, 2010 (Dollars in thousands)	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$43,233	$43,233
Interest bearing deposits with other financial institutions	100	100
Securities	45,234	45,234
Federal Home Loan Bank stock	1,883	N/A
Loans held for sale	1,701	1,701
Loans, net	182,358	194,906
Accrued interest receivable	1,370	1,370

Financial liabilities
Deposits	$(227,812)	$(229,160)
Federal Home Loan Bank advances	(32,205)	(34,003)
Accrued interest payable	(505)	(505)

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, advance payments by borrowers for taxes and insurance, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance sheet items and commitments to make loans held for sale is not considered material.

NOTE 7: ADOPTION OF PLAN OF CONVERSION

The Board of Directors of the Association, subject to regulatory approval and approval by the members of the Association, adopted a Plan of Conversion on December 21, 2010 (the “Plan”) from a federally chartered mutual savings association to a federally chartered stock savings association (the “Conversion”). The Conversion is expected to be accomplished through the amendment of the Association’s charter and the sale of common stock in an amount equal to the market value of the Association. A subscription offering of the shares of the Association’s common stock will be first offered to the Association’s depositors and second, to the Association’s tax-qualified employee benefit plans. Any shares not sold in the subscription offering may be offered for sale to the general public. The conversion was approved July 11, 2011, and the offering commenced July 21, 2011.

At the time of consummation of the Conversion, the Association shall establish a liquidation account in an amount equal to the retained earnings of the Association as of the latest statement of financial condition contained in the final offering circular utilized in connection with the Conversion. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Association after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Association may not pay dividends, or repurchase any of the capital stock of the Association, if such dividend or repurchase would reduce stockholders’ equity below the required liquidation account balance.

Under Office of Thrift Supervision (“OTS”) regulations, which have been adopted by the Office of the Comptroller of the Currency (“OCC”), limitations have been imposed on all “capital distributions” by savings institutions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings.

Costs associated with the Conversion will be deferred and deducted from the proceeds of the stock offering. If, for any reason, the offering is not successful, the deferred costs will be charged to operations. As of June 30, 2011 and September 30, 2010, there were $845,000 and $10,000 costs associated with the conversion, respectively, which are included in other assets on the balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HOME FEDERAL SAVINGS AND LOAN

This Quarterly Report contains forward-looking statements, which can be identified by the use of such words as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” and similar expressions. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations during the current United States economic recession;

•	our ability to manage the risk from the growth of our commercial real estate lending;

•	significant increases in our loan losses, exceeding our allowance;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	general economic conditions, either nationally or in our market area;

•	changes in consumer spending, borrowing and savings habits, including lack of consumer confidence in financial institutions;

•	potential increases in deposit assessments;

•	significantly increased competition among depository and other financial institutions;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies;

•	legislative or regulatory changes, including increased banking assessments, that adversely affect our business and earnings; and

•	changes in our organization, compensation and benefit plans.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Poage Bankshares, Inc.’s Prospectus dated July 11, 2011, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on July 21, 2011.

Comparison of Financial Condition at June 30, 2011 and September 30, 2010

Our total assets increased to $298.2 million at June 30, 2011 from $291.1 million at September 30, 2010. The increase was primarily due to an increase in securities available for sale of $37.5 million, or 82.9%, to $82.7 million at June 30, 2011 from $45.2 million at September 30, 2010, partially offset by a decrease of cash and cash equivalents of $29.6 million, or 68.5%, to $13.6 million at June 30, 2011 from $43.2 million at September 30, 2010. Loans held for sale decreased to $300,000 at June 30, 2011 from $1.7 million at September 30, 2010. This decrease was largely due to reduced one-to-four family mortgage loan originations.

Loans receivable, net, decreased slightly to $182.0 million at June 30, 2011 from $182.5 million at September 30, 2010. This decrease was largely due to reduced one-to-four family loan originations, caused by the reduced level of refinancings. Non-performing loans decreased from $2.2 million at September 30, 2010 to $1.3 million at June 30, 2011, due to the decrease in loans past due over 90 days still accruing interest, which was $896,000 at September 30, 2010 and declined to $0 at June 30, 2011. This decrease in non-performing loans was primarily the result of loans that were past due over 90 days at September 30, 2010 being brought current by June 30, 2011.

Securities available for sale increased to $82.7 million at June 30, 2011 from $45.2 million at September 30, 2010. This increase was primarily due to the deployment of excess cash and cash equivalents for the purchase of higher-yielding obligations of states and political subdivisions and the U.S. Government.

Deposits increased $13.8 million, or 6.1%, to $241.6 million at June 30, 2011 from $227.8 million at September 30, 2010. The increase was primarily attributable to an increase in savings and NOW accounts of $22.1 million, or 37.3%, partially offset by a decrease of $10.5 million or 7.5% in certificates of deposit.

Federal Home Loan Bank advances declined $7.2 million or 22.4% to $25.0 million at June 30, 2011 from $32.2 million at September 30, 2010. This decrease in borrowings was primarily the result of early payoffs and regular maturities.

Total equity equaled $29.1 million at June 30, 2011, compared to $27.7 million at September 30, 2010. The increase resulted from net income of $1.4 million for the nine months ended June 30, 2011, partially offset by a decrease in accumulated other comprehensive income of $18,000.

Average Balance and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	For the Three Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$182,062	$2,766	6.08%	$177,179	$2,766	6.24%
Investment securities	75,265	472	2.51%	60,726	685	4.51%
FHLB stock	1,903	21	4.41%	1,883	22	4.67%
Other interest-earning assets	15,000	1	0.03%	24,964	2	—

Total interest-earning assets	274,230	3,260	4.76%	264,752	3,475	5.25%

Noninterest-earning assets	21,291			19,687

Total assets	295,521			284,439

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	84,411	179	0.85%	59,984	152	1.01%
Certificates of deposit	152,944	715	1.87%	157,810	946	2.40%

Total interest bearing deposits	237,355	894	1.51%	217,794	1,098	2.02%

Federal Home Loan Bank advances	25,741	195	3.03%	36,120	226	2.50%

Total interest bearing liabilities	263,096	1,089	1.66%	253,914	1,324	2.09%

Non-interest bearing liabilities:
Non-interest bearing deposits	1,079			754
Accrued interest payable	420			517
Other liabilities	2,383			2,215

Total non-interest bearing liabilities	3,882			3,486

Retained earnings	27,372			25,339
Accumulated other comprehensive income	1,171			1,700

Total equity	28,543			27,039

Total liabilities and equity	$295,521			$284,439

Net interest income		2,171			2,151
Interest rate spread			3.10%			3.16%
Net interest margin			3.17%			3.25%
Average interest-earning assets to average interest-bearing liabilities		104.23%			104.27%

	For the Nine Months Ended June 30,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$182,746	$8,314	6.07%	$173,222	$8,188	6.30%
Investment securities	70,368	1,293	2.45%	69,940	2,401	4.58%
FHLB stock	1,889	61	4.31%	1,850	62	4.47%
Other interest-earning assets	15,966	5	0.04%	15,065	5	0.04%

Total interest-earning assets	270,969	9,673	4.76%	260,077	10,656	5.46%

Noninterest-earning assets	20,807			18,283

Total assets	291,776			278,360

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	75,710	487	0.86%	55,313	425	1.02%
Certificates of deposit	156,909	2,345	1.99%	156,137	3,035	2.59%

Total interest bearing deposits	232,619	2,832	1.62%	211,450	3,460	2.18%

Federal Home Loan Bank advances	27,491	623	3.02%	37,427	776	2.76%

Total interest bearing liabilities	260,110	3,455	1.77%	248,877	4,236	2.27%

Non-interest bearing liabilities:
Non-interest bearing deposits	1,026			261
Accrued interest payable	465			637
Other liabilities	2,279			2,186

Total non-interest bearing liabilities	3,770			3,084

Retained earnings	27,229			25,303
Accumulated other comprehensive income	667			1,096

Total equity	27,896			26,399

Total liabilities and equity	$291,776			$278,360

Net interest income		6,218			6,420
Interest rate spread			2.99%			3.19%
Net interest margin			3.06%			3.29%
Average interest-earning assets to average interest-bearing liabilities		104.17%			104.50%

Rate/Volume Analysis

The following tables present, for the periods indicated, the dollar amount of changes in interest income and interest expense for the major categories of Home Federal’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of these tables, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

Three Months Ended June 30,
2011 Compared to 2010	Volume	Rate	Net
		(In thousands)

Interest income:
Loans receivable	$75	$(75)	$—
Investment securities	138	(351)	(213)
Other interest-earning assets	(1)	(1)	(2)

Total	212	(427)	(215)

Interest expense:
Now, Savings, Money Market, and other	55	(28)	27
Certificates	(28)	(203)	(231)
FHLB advances	(73)	42	(31)

Total	(46)	(189)	(235)

Increase (decrease) in net interest income	$258	$(238)	$20

Nine Months Ended June 30,
2011 Compared to 2010	Volume	Rate	Net
		(In thousands)

Interest income:
Loans receivable	$440	$(314)	$126
Investment securities	15	(1,123)	(1,108)
Other interest-earning assets	1	(2)	(1)

Total	456	(1,439)	(983)

Interest expense:
Now, Savings, Money Market, and other	139	(77)	62
Certificates	15	(705)	(690)
FHLB advances	(220)	67	(153)

Total	(66)	(715)	(781)

Increase (decrease) in net interest income	$522	$(724)	$(202)

Regulatory Capital Matters

The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (OCC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Association and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

The Association’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).

As of June 30, 2011, based on the most recent notification from the OTS, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Association’s prompt corrective action category.

Actual and required capital amounts (in thousands) and ratios are presented below at June 30, 2011 and year-end:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount		Ratio		Amount	Ratio

As of June 30, 2011:
Total Risk-Based Capital (to Risk-weighted Assets)	$29,967	20.01%	≥ $	11,979	≥	8.0%	$14,974	10.0%
Tier I Capital (to Risk-weighted Assets)	$28,444	19.00%	≥ $	5,990	≥	4.0%	$8,985	6.0%
Tier I Capital (to Adjusted Total Assets)	$28,444	9.56%	≥ $	11,901	≥	4.0%	$14,877	5.0%
Tangible Capital (to Adjusted Total Assets)	$28,444	9.56%	≥ $	4,463	≥	1.5%	N/A	N/A

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount		Ratio		Amount	Ratio

As of September 30, 2010:
Total Risk-Based Capital (to Risk-weighted Assets)	$28,201	19.76%	≥ $	11,417	≥	8.0%	$14,271	10.0%
Tier I Capital (to Risk-weighted Assets)	$27,067	18.97%	≥ $	5,709	≥	4.0%	$8,563	6.0%
Tier I Capital (to Adjusted Total Assets)	$27,067	9.32%	≥ $	11,619	≥	4.0%	$14,523	5.0%
Tangible Capital (to Adjusted Total Assets)	$27,067	9.32%	≥ $	4,357	≥	1.5%	N/A	N/A

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2011 and June 30, 2010

General. Net income decreased to $395,000 for the three months ended June 30, 2011 from $1.4 million for the three months ended June 30, 2010. The decrease reflected consistent net interest income of $2.2 million for the three months ended June 30, 2011 and for the three months ended June 30, 2010, along with a decrease in non-interest income to $250,000 for the three months ended June 30, 2011 from $2.5 million for the three months ended June 30, 2010. The increase in 2010 income was primarily due to recognition of a $2.3 million gain on sale of mortgage-backed securities.

Net income decreased to $1.4 million for the nine months ended June 30, 2011 from $2.4 million for the nine months ended June 30, 2010. The decrease reflected a decrease in net interest income of $0.2 million to $6.2 million for the nine months ended June 30, 2011 from $6.4 million for the nine months ended June 30, 2010, and a decrease in non-interest income to $0.8 million for the nine months ended June 30, 2011 from $2.8 million for the nine months ended June 30, 2010, offset partially by a decrease of income tax expense to $0.2 million for the nine months ended June 30, 2011 from $0.9 million for the nine months ended June 30, 2010. The increase in 2010 income was primarily due to recognition of a $2.3 million gain on sale of mortgage-backed securities.

Interest Income. Interest income decreased $215,000, or 6.2%, to $3.3 million for the three months ended June 30, 2011 from $3.5 million for the three months ended June 30, 2010. The decrease was largely due to a decrease in the yield on interest-earning assets to 4.76% for the three months ended June 30, 2011, from 5.25% for the three months ended June 30, 2010 in the lower market interest rate environment.

Interest income decreased $983,000, or 9.2%, to $9.7 million for the nine months ended June 30, 2011 from $10.7 million for the nine months ended June 30, 2010. The decrease was largely due to a decrease in the yield on interest-earning assets to 4.76% for the nine months ended June 30, 2011, compared to 5.46% for the nine months ended June 30, 2010 in the lower market interest rate environment.

Interest income on loans remained constant at $2.8 million for the three months ended June 30, 2011 and for the three months ended June 30, 2010, reflecting growth in our loan portfolio, the average balance of which increased to $182.1 million from $177.2 million. The growth in our loan portfolio was offset by the decrease in average yields to 6.08% for the three months ended June 30, 2011 from 6.24% for the three months ended June 30, 2010. The lower yields reflected a declining market interest rate environment during 2011 from 2010 and its impact on our portfolio, which is largely composed of one-to-four family residential mortgage loans. Interest income on investment securities decreased to $472,000 for the three months ended June 30, 2011 from $685,000 for the three months ended June 30, 2010, reflecting an increase in the average balance of such securities to $75.3 million in 2011 from $60.7 million in 2010, and a decrease in the average yield on such securities to 2.51% from 4.51% due to changes in the mix of our investment securities, as we decreased balances of higher-yielding and higher credit risk mortgage-backed securities and increased the balances of lower-yielding obligations of states and political subdivisions and the U.S. Government.

Interest income on loans increased $0.1 million, or 1.2%, to $8.3 million for the nine months ended June 30, 2011 from $8.2 million for the nine months ended June 30, 2010, reflecting growth in our loan portfolio, the average balance of which increased by $9.5 million from $173.2 million. The growth in our loan portfolio more than offset the decrease in average yields to 6.07% in the nine months ended June 30, 2011 from 6.30% in the nine months ended June 30, 2010. The lower yields reflected a declining market interest rate environment during 2011 from 2010 and its impact on our portfolio, which is largely composed of one-to-four family residential mortgage loans. Interest income on investment securities decreased to $1.3 million for the nine months ended June 30, 2011 from $2.4 million for the nine months ended June 30, 2010, reflecting an increase in the average balance of such securities to $70.4 million in 2011 from $69.9 million in 2010, and a decrease in the average yield on such securities to 2.45% from 4.58%.

Interest Expense. Interest expense decreased $235,000, or 17.7%, to $1.1 million for the three months ended June 30, 2011 from $1.3 million for the three months ended June 30, 2010. The decrease reflected a decrease in the average rate paid on deposits for the three months ended June 30, 2011 to 1.51% from 2.02% for the three months ended June 30, 2010, which more than offset increases in the average balance of such deposits. Interest expense on Federal Home Loan Bank Advances decreased $31,000 or 13.7% to $195,000 for the three months ended June 30, 2011 from $226,000 for the three months ended June 30, 2010. This decrease was due to a decrease of $10.4 million in the average balance of these borrowings, partially offset by a 53 basis point increase in the average rate paid on these borrowings.

Interest expense decreased $781,000, or 18.4%, to $3.5 million for the nine months ended June 30, 2011 from $4.2 million for the nine months ended June 30, 2010. The decrease reflected a decrease in the average rate paid on deposits for the nine months ended June 30, 2011 to 1.62% from 2.18% for the nine months ended June 30, 2010, which more than offset increases in the average balance of such deposits. Interest expense on Federal Home Loan Bank Advances decreased $153,000 or 19.7% to $623,000 for the nine months ended June 30, 2011 from $776,000 for the nine months ended June 30, 2010. This decrease was due to a decrease of $9.9 million in the average balance of these borrowings, partially offset by a 26 basis point increase in the average rate paid on these borrowings.

Interest expense on certificates of deposit decreased $231,000, or 24.4%, to $715,000 for the three months ended June 30, 2011 from $946,000 for the three months ended June 30, 2010. This decrease reflected a decrease in the average rate paid on certificates of deposits for the three months ended June 30, 2011 to 1.87% from 2.40% for the three months ended June 30, 2010, as well as a decrease in the average balance of such certificates to $152.9 million from $157.8 million. Interest expense on money market deposits, savings, and NOW and demand deposits increased $27,000, or 17.8%, to $179,000 for the three months ended June 30, 2011 from $152,000 for the three months ended June 30, 2010. The increase was due to an increase in average balances of such deposits to

$84.4 million for the three months ended June 30, 2011 from $60.0 million for the three months ended June 30, 2010, partially offset by the lower average cost on the NOW and demand deposits as well as savings and money market accounts to 0.85% for the three months ended June 30, 2011 from 1.01% for the three months ended June 30, 2010.

Interest expense on certificates of deposit decreased $0.7 million, or 23.3%, to $2.3 million for the nine months ended June 30, 2011 from $3.0 million for the nine months ended June 30, 2010. An increase in the average balance of such certificates to $156.9 million from $156.1 million was more than offset by a decrease in the average cost of such certificates to 1.99% from 2.59%. The increase in average balance of our certificates of deposit resulted primarily from our customers seeking lower-risk investments in lieu of higher volatility equity investments during the nine months ended June 30, 2011. Interest expense on money market deposits, savings, NOW and demand deposits increased $62,000, or 14.6%, to $487,000 for the nine months ended June 30, 2011 from $425,000 for the nine months ended June 30, 2010. The increase was due to an increase in average balances of such deposits to $75.7 million for the nine months ended June 30, 2011 from $55.3 million for the nine months ended June 30, 2010, partially offset by the lower average cost on the NOW and demand deposits as well as savings and money market accounts to 0.86% for the nine months ended June 30, 2011 from 1.02% for the nine months ended June 30, 2010.

Net Interest Income. Net interest income remained constant at $2.2 million for the three months ended June 30, 2011 and the three months ended June 30, 2010. The interest rate spread decreased to 3.10% from 3.16%, along with a slight decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 104.23% from 104.27%. Our net interest margin decreased to 3.17% from 3.25%. The decreases in our interest rate spread and net interest margin were largely due to changes in the mix of our investment securities, as we decreased balances of higher-yielding and higher credit risk mortgage-backed securities and increased the balances of lower-yielding obligations of states and political subdivisions and the U.S. Government.

Net interest income decreased to $6.2 million for the nine months ended June 30, 2011 from $6.4 million for the nine months ended June 30, 2010. The decrease resulted from a decrease in our interest rate spread to 2.99% from 3.19%, along with a slight decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 104.17% from 104.50%. Our net interest margin decreased to 3.06% from 3.29%. The decreases in our interest rate spread and net interest margin were largely due to changes in the mix of our investment securities, as we decreased balances of higher-yielding and higher credit risk mortgage-backed securities and increased the balances of lower-yielding obligations of states and political subdivisions and the U.S. Government.

Provision for Loan Losses. We recorded a provision for loan losses of $460,000 and $450,000, respectively, for the nine months ended June 30, 2011 and 2010, and a provision for loan losses of $160,000 and $150,000, respectively, for the three months ended June 30, 2011 and 2010, reflecting the minimal levels of nonperforming loans and charge-offs during the periods, as well as management’s conservative lending policies. The provisions for each period were based on management’s quarterly calculations and resulted primarily from increased subjective factors applied to its loan portfolio. The factors considered were commensurate increases in risk during each reported period caused by increased commercial lending as well as continued economic difficulties in our market area.

Noninterest Income. Noninterest income decreased to $250,000 for the three months ended June 30, 2011 from $2.5 million for the three months ended June 30, 2010. The decrease in noninterest income was primarily attributable to gains of $2.3 million on the sale of securities for the three months ended June 30, 2010.

Noninterest income decreased to $814,000 for the nine months ended June 30, 2011 from $2.8 million for the nine months ended June 30, 2010. The decrease in noninterest income was primarily attributable to gains of $2.3 million on the sale of securities for the nine months ended June 30, 2010.

Noninterest Expense. Noninterest expense decreased $506,000 for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, or 21.7% to $1.8 million. This decrease was largely due to non-recurring costs associated with changing data processing during the third quarter of 2010.

Noninterest expense decreased $514,000 for the nine months ended June 30, 2011, compared to the nine months ended June 30, 2010, or 9.3% to $5.0 million. This decrease was largely due to non-recurring costs associated with changing data processing during the third quarter of 2010.

Income Tax Expense. The provision for income taxes was $36,000 for the three months ended June 30, 2011, compared to $776,000 for the three months ended June 30, 2010. Our effective tax rates for the three months ended June 30, 2011 and 2010 were 8.4% and 34.79%, respectively. This decrease in income tax expense is largely due to the realization of $2.3 million of securities gains during the third quarter of 2010, partially offset by the increase in the costs of changing data processing during the same quarter.

The provision for income taxes was $207,000 for the nine months ended June 30, 2011, compared to $872,000 for the nine months ended June 30, 2010. Our effective tax rates for the nine months ended June 30, 2011 and 2010 were 13.1% and 26.6%, respectively. This decrease in income tax expense is largely due to the realization of $2.3 million of securities gains during the third quarter of 2010, partially offset by the increase in the costs of changing data processing during the same quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Registrant.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and have concluded that our disclosure controls and procedures were adequate and effective in all material respects to ensure that all material information required to be disclosed in this report has been made known to them in a timely fashion.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer’s and Chief Financial Officer’s evaluation, nor were there any significant deficiencies or material weaknesses in the controls which required corrective action.

PART II

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions that are considered ordinary routine litigation incidental to the business of the Company, and no claim for money damages exceeds ten percent of the Company’s consolidated assets. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Registrant.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required by Item 601 of Regulation S-K are included with this Form 10-Q and are listed on the “Index to Exhibits” immediately following the Signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poage Bankshares, Inc.

Date: August 24, 2011

/s/ Darryl E. Akers
Darryl E. Akers
Vice Chairman, Co-President, Co-Chief Executive Officer,
& Chief Financial Officer

/s/ Robert S. Curtis
Robert S. Curtis,
Vice Chairman, Co-President, & Co-Chief Executive Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of Darryl E. Akers, Vice Chairman, Co-President, Co-Chief Executive Officer, and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Robert S. Curtis, Vice Chairman, Co-President, and Co-Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32	Certification of Darryl E. Akers, Vice Chairman, Co-President, Co-Chief Executive Officer, and Chief Financial Officer, and Robert S. Curtis, Vice Chairman, Co-President, and Co-Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.