Form 10-K
period 2011-09-30
Poage Bankshares, Inc.
filed 2011-12-28
CIK 1511071

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from              to

Commission File Number 001-35295

Poage Bankshares, Inc.

(Exact Name of Registrant as Specified in Charter)

Maryland	45-3204393
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

1500 Carter Avenue, Ashland, KY 41101	41101
(Address of Principal Executive Officer)	(Zip Code)

606-324-7196

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐.

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2011, 3,372,375 shares of the Registrant’s common stock, $.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on September 30, 2011, was $37.3 million.

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 21, 2012 are incorporated by reference into Part III.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

Poage Bankshares, Inc.

Cautionary Note on Forward-Looking Statements

This prospectus contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Except as may be required by law, we do not take any obligation to update any forward-looking statements after the date of this prospectus.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	our success in increasing our originations of adjustable-rate mortgage loans;

•	our success in increasing our originations of nonresidential real estate loans, home equity loans and lines of credit, other consumer loans and commercial business loans;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	decreases in asset quality;

•	future deposit insurance premium levels and special assessments;

•	future regulatory compliance costs, including any increase caused by new regulations imposed by the Consumer Finance Protection Bureau;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Risk Factors” beginning on page 35.

General

Poage Bankshares, Inc. is incorporated in the State of Maryland. We have not engaged in any substantial business activities to date, other than owning all of the issued and outstanding stock of Home Federal Savings and Loan Association (“Home Federal”), a federal mutual savings and loan association that converted to a stock savings association in connection with our initial public offering of common stock in September 2011. In the future, Poage Bankshares, Inc., as the holding company of Home Federal, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “—Business—Supervision and Regulation—Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions. We may also borrow funds for reinvestment in Home Federal.

We completed our initial public offering of common stock in September 2011. In that offering, Poage Bankshares, Inc. sold 3,372,375 shares of common stock at $10.00 per share. After costs of $1.7 million directly attributable to the offering, net proceeds, excluding ESOP loan, amounted to $32.0 million. Poage Bankshares, Inc. contributed $16.0 million of the net proceeds of the offering to Home Federal.

Our cash flow depends on earnings from the investment of the net proceeds from the offering that we retained, and any dividends we receive from Home Federal. Poage Bankshares, Inc. neither owns nor leases any property, but instead pays a fee to Home Federal for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of Home Federal to serve as officers of Poage Bankshares, Inc. We do, however, use the support staff of Home Federal from time to time. We pay a fee to Home Federal for the time devoted to Poage Bankshares, Inc. by employees of Home Federal. However, these persons are not separately compensated by Poage Bankshares, Inc. Poage Bankshares, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

Our executive offices are located at 1500 Carter Avenue, Ashland, Kentucky 41101. Our telephone number at this address is (606) 324-7196.

Home Federal Savings and Loan Association

General

Home Federal is a federal savings and loan association headquartered in Ashland, Kentucky. Home Federal was originally chartered in 1889. Home Federal’s business consists primarily of accepting savings accounts and certificates of deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in first lien one- to four-family mortgage loans and, to a lesser extent, commercial and multi-family real estate loans, consumer loans, consisting primarily of automobile loans and home equity loans and lines of credit, and construction loans. Home Federal also purchases investment securities consisting primarily of mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises, and obligations of state and political subdivisions. Home Federal offers a variety of deposit accounts, including passbook accounts, NOW and demand accounts, certificates of deposits, money market accounts and retirement accounts. Home Federal provides financial services to individuals, families and businesses through our banking offices located in and around Ashland, Kentucky.

Home Federal’s executive offices are located at 1500 Carter Avenue, Ashland, Kentucky 41101. It’s telephone number at this address is (606) 324-7196, and its website address is http://www.hfsl.com. Information on this website is not and should not be considered to be part of this annual report and Form 10-K.

Market Area

Our lending markets are in Boyd, Greenup, and Lawrence Counties in Kentucky, and Lawrence and Scioto Counties in Ohio. Our retail deposit market includes the areas surrounding our six offices in northeastern Kentucky, including our main office in Ashland and our branch offices in Flatwoods, Greenup, Louisa, South Shore and Summit. We also operate an automated teller machine at each of our offices.

Our market area includes both rural and urban communities. The total population base in the three counties where we operate offices was 103,000 in 2010, with Boyd County comprising approximately 50% of the population base. This represents a slight increase in total population base in these three counties from approximately 102,000 in 2000. The economic base in our lending market was in the past primarily industrial and reliant upon a small number of large employers, particularly in the steel and petroleum industries. A decline in these segments of the local economy has resulted in slow economic growth and population loss over the last several decades. However, during recent years, a diversification of our employment base into services including healthcare has offset to some extent the adverse impact of the decline of our industrial base.

Per capita incomes in the counties comprising our lending market all lag the applicable Kentucky or Ohio State averages, with the exception of Boyd County, where our headquarters is located. As of December 2010, the unemployment rate in Boyd County, Kentucky was equal to the national unemployment rate, while the unemployment rates in Lawrence and Greenup Counties, Kentucky exceeded the national rate. Our market area did not experience the high growth in 2003 through 2007 that characterized many “bubble” markets across the country. As a result, although real estate values have softened, our market area has not experienced the level of decline in real estate values that has occurred in many other markets.

Competition

We compete with national financial institutions, as well as numerous state chartered banking institutions of comparable or larger size and resources, smaller community banking organizations and a variety of nonbank competitors. We compete for deposits with other commercial banks, savings associations and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. In making loans, we compete with other banks, savings associations, consumer finance companies, credit unions, leasing companies and other lenders. Many of the institutions against whom we compete are national and regional banks that are significantly larger than us and, therefore, have significantly greater resources and the ability to achieve economies of scale by offering a broader range of products and services at more competitive prices than Home we can offer. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.

As of June 30, 2011, our market share of deposits represented 16.61% of Federal Deposit Insurance Corporation-insured deposits in Boyd, Greenup and Lawrence Counties in Kentucky combined. To effectively compete, we seek to emphasize community orientation, local and timely decision making and superior customer service.

Lending Activities

Our principal lending activity has been the origination of first lien one- to four-family residential mortgage loans and, to a lesser extent, commercial and multi-family real estate loans, consumer loans, consisting primarily of automobile loans, home equity loans and lines of credit, and construction loans. In order to diversify our loan portfolio, we recently increased our emphasis on commercial business loans, commercial real estate loans and consumer loans.

During July 2010, we began selling substantially all of its fixed-rate residential mortgages to the Federal Home Loan Bank of Cincinnati (“FHLB–Cincinnati”) with servicing retained. Total proceeds from mortgages sold under this program equaled approximately $11.7 million for the year ended September 30, 2011. The sale of our fixed-rate residential mortgage originations to the FHLB–Cincinnati, and our increased originations of nonresidential loans, which generally have shorter terms than one- to four-family residential loans, will give us new tools to manage the interest rate risk associated with its portfolio of long-term fixed-rate one- to four-family residential loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At or For the Year Ended September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Dollars in thousands)
Real estate loans:
One- to four-family	$147,733	79.66%	154,098	83.94%	$145,077	86.59%	$97,075	86.66%	$66,860	86.93%
Multi-family	2,016	1.09%	2,860	1.56%	1,232	0.74%	1,188	1.06%	910	1.18%
Commercial real estate	9,786	5.28%	7,331	3.99%	5,292	3.16%	5,120	4.57%	1,214	1.58%
Construction and land	5,209	2.81%	3,700	2.02%	2,888	1.72%	4,003	3.57%	2,955	3.84%

Total real estate loans	164,744	88.84%	167,989	91.51%	154,489	92.21%	107,386	95.86%	71,939	93.53%
Commercial business loans	3,722	2.01%	1,970	1.07%	3,910	2.33%	758	0.67%	3,020	3.93%
Consumer loans:
Home equity loans and lines of credit	5,796	3.13%	5,005	2.72%	3,280	1.96%	1,250	1.12%	37	0.04%
Motor vehicle	7,299	3.94%	5,544	3.02%	3,027	1.81%	1,118	0.99%	192	0.25%
Other	3,885	2.09%	3,076	1.68%	2,839	1.69%	1,511	1.35%	1,727	2.25%

Total consumer loans	16,980	9.16%	13,625	7.42%	9,146	5.46%	3,879	3.46%	1,956	2.54%

Total loans	185,446	100.00%	183,584	100.00%	167,545	100.00%	112,023	100.00%	76,915	100.00%
Net deferred loan fees	92		92		86		119		166
Allowance for losses	1,658		1,134		555		254		176

Loans, net	$183,696		$182,358		$166,904		$111,650		$76,573

Contractual Maturities and Interest Rate Sensitivity. The following table summarizes the scheduled maturities of our loan portfolio at September 30, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

September 30, 2011	One- to Four- Family	Home Equity	Multi-Family and Commercial Real Estate	Construction and Land	Commercial Business	Consumer	Total
			(Dollars in thousands)
Amounts due in:
One year or less	$54	$25	$97	$4,444	$1,122	$331	$6,073
More than one to two years	136	—	45	88	685	609	1,563
More than two to three years	198	—	58	—	91	1,604	1,951
More than three to five years	1,119	10	120	15	1,355	4,902	7,521
More than five to ten years	9,617	5,719	1,082	184	469	1,746	18,817
More than ten to fifteen years	21,556	42	2,085	438	—	33	24,154
More than fifteen years	115,053	—	8,315	40	—	1,959	125,367

Total	$147,733	$5,796	$11,802	$5,209	$3,722	$11,184	$185,446

The following table sets forth our fixed and adjustable-rate loans at September 30, 2011 that are contractually due after September 30, 2012. Loans are presented net of loans in process.

	Due After September 30, 2012
	Fixed	Adjustable	Total
		(In thousands)
Real Estate:
One- to four-family	$89,816	$57,863	$147,679
Multi-family and commercial real estate	5,496	6,209	11,705
Construction and land	765	—	765

Total real estate loans	96,077	64,072	160,149

Consumer and other loans:
Consumer	8,933	1,920	10,853
Home equity lines-of-credit	3,184	2,587	5,771
Commercial business	1,348	1,252	2,600

Total consumer and other loans	13,465	5,759	19,224

Total	$109,542	$69,831	$179,373

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has long been the origination of one- to four-family residential mortgage loans. At September 30, 2011, $147.7 million, or 79.7% of our total loan portfolio, consisted of loans secured by one- to four-family residences.

Historically, we have originated both fixed-rate and adjustable-rate one- to four-family mortgage loans. At September 30, 2011, 39.22% of our total one- to four-family mortgage loans were fixed-rate loans, and 60.78% were adjustable-rate loans.

Our fixed-rate one- to four-family residential mortgage loans are generally underwritten according to secondary market standards (e.g., Freddie Mac guidelines), and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of September 30, 2011 was generally $417,000 for single-family homes in our market area. We also originate adjustable rate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” Virtually all of our residential loans are secured by properties located in our market area.

We generally limit the loan-to-value ratios of our mortgage loans to 80% of the sales price or appraised value, whichever is lower. Loans with certain credit enhancements, such as private mortgage insurance, may be made with loan-to-value ratios up to 95%. We participate in the Welcome Home Program for affordable housing provided by the FHLMC.

Our fixed-rate one- to four-family mortgage loans typically have terms of 15 or 30 years, with a 30-year term constituting the majority of these loans and representing 79.7% of total loans.

Although we have offered adjustable-rate loans for many years, beginning in fiscal 2010 we began to increase our emphasis on such loans in order to enhance the interest rate sensitivity of our loan portfolio. Our owner-occupied adjustable-rate one- to four-family residential mortgage loans generally have fixed rates for initial terms of one to five years, and adjust annually thereafter at a margin (generally of 3.5% for owner-occupied properties and 4.5% for investment properties in the current market place) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. Our adjustable-rate loans carry terms to maturity of up to 30 years.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

We do not offer “interest only” mortgage loans on one- to four-family residential properties (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (i.e., loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios), or “Alt-A” loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation such as little or no verification of income).

Until fiscal 2010, we generally retained in our portfolio all of the loans that we originated. In July 2010, as part of our interest rate risk management strategy, we initiated a secondary market program focused on reducing the origination of fixed-rate residential mortgage loans for our portfolio and instead selling all of our fixed rate mortgage originations in the FHLB–Cincinnati Mortgage Purchase Program, with servicing retained. Since beginning this program, proceeds from loans sold aggregated $14.8 million in fixed-rate mortgage loans to the FHLB–Cincinnati. We expect that loans sold under this program will continue to increase.

Based on our emphasis on adjustable rate lending and our initiation of a secondary market program for new fixed rate loan originations, we expect that adjustable-rate one- to four-family residential mortgage loans will account for the largest increase in our loan portfolio over the next three years. Currently, all fixed rate one- to four- family residential mortgage loans we originate are sold in the secondary market, and we retain all adjustable-rate one- to four-family residential mortgage loans we originate.

Consumer Lending and Home Equity Loans and Lines of Credit. At September 30, 2011, $5.8 million, or 3.1% of our total loan portfolio, consisted of home equity loans and lines of credit, and $11.2 million, or 6.0% of our total loan portfolio consisted of other consumer loans. In order to reduce the term of our loans and enhance the yields thereof, we intend to increase our consumer loans and home equity loans and lines of credit over the next three years.

Our consumer loans include, among other loans, new and used automobile and truck loans, recreational vehicle loans and personal loans.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or that are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. In determining whether to make a consumer loan, we consider the appraised value of collateral, and the borrower’s residence, employment history, annual income and debt service ratio (which, including all mortgage payments and the credit line payment, generally does not exceed 40% of net monthly income without prior approval of the President and Chief Executive Officer, the Executive Vice President and Chief Information Officer or the Executive Vice President and Chief Operating Officer).

We have offered home equity loans and lines of credit secured by a first or second mortgage on residential property (principal dwelling, condominium, etc.) since fiscal 2007. Home equity loans and lines of credit are made with fixed or adjustable rates, and with combined loan-to-value ratios up to 85% on an owner-occupied principal residence and up to 80% on a second home, condominium or vacation home. On a limited basis, loan-to-value ratios may exceed 90% of appraised value if approved by the President and Chief Executive Officer, the Executive Vice President and Chief Information Officer, or the Executive Vice President and Chief Operating Officer.

Home equity loans and lines of credit may entail greater credit risk than one- to four-family residential mortgage loans, as they typically involve higher loan-to-value ratios. Therefore, any decline in real estate values may have a more detrimental effect on our home equity loans and lines of credit than on our one- to four-family residential mortgage loans.

At September 30, 2011, the average balance of our outstanding home equity loans and lines of credit was $5.2 million, and the largest outstanding balance of any such loan was $489,000. This loan was performing in accordance with its original terms at September 30, 2011.

Commercial Real Estate and Multi-Family Loans. At September 30, 2011, our commercial real estate loans totaled $9.8 million and our multi-family loans totaled $2.0 million. Subject to market conditions, we intend to continue to increase the proportion of these nonresidential loans in the next few years.

Maturities for our commercial real estate and multi-family loans generally do not exceed 15 years, although exceptions may be made for terms of up to 20 years. Rates are generally adjustable based upon the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year or another floating index. The maximum loan-to-value ratio on our commercial real estate and multi-family loans is 80% for owner-occupied commercial real estate and one- to four-family residential rental properties, and 75% for office or retail non-owner-occupied commercial real estate or rental properties with greater than five units. We generally require a first mortgage on all commercial real estate loans, as well as a debt service coverage of 1.25:1. At September 30, 2011, our largest outstanding commercial real estate loan was a $1.2 million loan secured by a newly constructed grocery store. Our largest multi-family real estate loan at September 30, 2011 was a $340,000 loan secured by a 20-unit apartment complex. Both of these loans were performing in accordance with their original terms at September 30, 2011.

Set forth below is information regarding our commercial real estate loans at September 30, 2011.

Type of Loan	Number of Loans	Balance
		(In thousands)
Office	7	$1,327
Industrial	1	40
Retail	19	5,272
Mixed use	—	—
Church	4	704
Other	17	2,443

Total	48	$9,786

Commercial and multi-family real estate loans generally carry higher interest rates and have shorter terms than one- to four-family residential mortgage loans. Multi-family and commercial real estate loans, however, entail greater credit risks compared to one- to four-family residential mortgage loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial and multi-family real estate than residential properties.

Commercial Business Loans. Our portfolio of commercial business loans increased from $2.0 million at September 30, 2010, to $3.7 million at September 30, 2011. Our commercial business loans generally consist of regular lines of credit and revolving lines of credit to businesses to finance short-term working capital needs like accounts receivable and inventory. These loans are generally priced on an adjustable-rate basis and may be secured or unsecured. We generally obtain personal guarantees with all commercial business loans. Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our regular lines of credit typically have a maximum term of 12 months. Revolving lines of credit generally have a maximum term of five years, but may be up to seven years.

We also originate commercial term loans to fund long-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs. We fix the maturity of a term loan to correspond to 75% of the useful life of any equipment purchased or seven years, whichever is less. Term loans can be secured with a variety of collateral, including business assets such as accounts receivable and inventory or long-term assets such as equipment, furniture, fixtures or real estate.

Unlike single-family residential real estate loans, which we generally originate on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, we typically originate commercial loans (including real estate as well as non-real estate loans) on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business or rental income produced by the property. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business or rental property itself and the general economic environment. Therefore, commercial loans that we originate have greater credit risk than one- to four-family residential real estate loans or consumer loans. In addition, commercial loans generally result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts. The additional capital we receive in connection with the conversion and the offering will increase our maximum lending limits.

At September 30, 2011, the average balance of our outstanding commercial business loans was $64,000, and the largest outstanding balance of such loans was an $825,000 loan secured by accounts receivable. This loan was performing in accordance with its original terms at September 30, 2011.

Construction and Land Loans. We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans. These construction loans have rates and terms comparable to one- to four-family residential mortgage loans that we originate. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.

We also make construction loans for the construction of homes “on speculation.” These loans are limited to “pre-sold” homes, and no more than two such loans may be outstanding to one borrower at any time. These loans generally have initial maximum terms of nine months, although the term may be extended to up to 18 months. The loans generally carry variable rates of interest. The maximum loan-to-value ratio of these construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less.

To a much lesser extent, we make loans for the construction of commercial buildings.

In addition, we make loans secured by unimproved land to complement our construction and non-residential lending activities. These loans have terms of up to 15 years, and maximum loan-to-value ratios of 75%.

Set forth below is information regarding our construction and land loans at September 30, 2011.

	Number of Loans	Loans in Process	Net Principal Balance	Non-Performing
		(Dollars in thousands)
One- to four-family construction	20	$2,072	$4,091	$—
Multi-family construction	—	—	—	—
Residential land	50	—	1,118	—

Total construction and land loans	70	$2,072	$5,209	$—

To the extent our construction loans are not made to owner-occupants of single-family homes, they are more vulnerable to changes in economic conditions and the concentration of credit with a limited number of borrowers. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage.

Loan Approval Procedures and Authority. The aggregate amount of loans that we are permitted to make to any one borrower or group of related borrowers is generally limited to 15% of Home Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At September 30, 2011, based on the 15% limitation, Home Federal’s loans-to-one-borrower limit was approximately $6.5 million. On the same date, Home Federal had no borrowers with outstanding balances in excess of this amount.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our Board of Directors, as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements and tax returns.

Under our loan policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to an officer for approval. An officer then reviews these materials and verifies that the requested loan meets our underwriting guidelines.

Our President and Chief Executive Officer, Executive Vice President and Chief Information Officer, and Executive Vice President and Chief Operating Officer have approval authority of up to $200,000 for one- to four-family residential mortgage loans, up to $100,000 for other secured loans, and up to $25,000 for unsecured loans. Loans above these amounts require approval by the Loan Committee or the Directors Loan Committee. The Loan Committee, comprised of the Chairman of the Board, a designated director of Home Federal, our Executive Vice President Chief Information Officer, our Executive Vice President and Chief Operating Officer, and our designated Vice President in lending, has the authority to approve Commercial loans up to $100,000, and one- to four-family residential loans, multi-family units and other real estate loans up to $250,000. The Directors Loan Committee, comprised of the Board of Directors, may approve loans up to our legal lending limit.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

Originations, Sales and Servicing. Lending activities are conducted solely by our salaried loan personnel. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both fixed-rate and adjustable-rate loans. Our ability to originate fixed or adjustable-rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

Until recently, we have retained in our portfolio all of the loans that we have originated. In July 2010, as part of our interest rate risk management strategy, we initiated a secondary market program focused on selling some or all of our fixed rate one- to four-family mortgage loan originations in the FHLB-Cincinnati Mortgage Purchase Program. We have also undertaken a review of our existing loan portfolio to identify customers who may qualify and benefit from this product. Loans are sold to the FHLB-Cincinnati without recourse, except for limited circumstances including failure of the mortgage to meet FHLB–Cincinnati guidelines or our breach of any representation and warranty in the sales transaction.

In addition, each sold loan exceeding fifty percent loan-to-value ratio at origination must be insured under supplemental mortgage insurance (“SMI”) in order to be eligible for sale. The FHLB arranges for SMI and the Association agrees to pay the SMI premium, which is a small percentage (less than 0.50%) of the outstanding principal balance of the loans purchased by the FHLB. The requirement for SMI was discontinued by the FHLB in February 2011.

In addition to the representations and warranties described above, the Association provides credit enhancements to the FHLB of Cincinnati by sharing losses with other members of the program in an aggregated pool. A Fixed Lender Risk Account (“LRA”) has been established and is maintained by the FHLB on behalf of the Association and other members selling mortgages to the FHLB. The LRA amount is established as a percentage applied to the sum of the initial unpaid principal balance of each mortgage in the Aggregated Pool at the time of the purchase of the mortgage as determined by the FHLB and is funded by the deduction from the proceeds of sale of each mortgage in the Aggregated Pool to the FHLB. Home Federal had on deposit with the FHLB of Cincinnati $33,000 at September 30, 2011 and $16,000 at September 30, 2010 in these lender risk accounts and the LRA. These accounts are held by the FHLB and Home Federal bears the risk of receiving less than 100% of its LRA contribution in the event of losses, either by Home Federal or other members selling mortgages in the aggregated pool. Any losses will be deducted first from the individual LRA contribution of the Association that sold the mortgage of which the loss was incurred. If losses incurred in the aggregated pool are greater than the member’s LRA contribution, such losses will be deducted from the LRA contribution of other members selling mortgages in that aggregated pool. Any portion of the LRA not used to pay losses will be released over a thirty year period and will not start until the end of five years after the initial fill-up period. Home Federal has not had any of the LRA amounts release as of September 30, 2011 and the LRA balance is not recorded as an asset on Home Federal’s balance sheet at September 30, 2011 or September 30, 2010, because of the unknown likelihood of receipt of these funds. Unless Home Federal is required to buy back a loan because it did not meet the criteria under the representations and warranties to be covered as part of the aggregated pool, the credit risk is limited to the amount provided in the LRA.

All of the loans sold at September 30, 2011 and September 30, 2010 were subject to these representations and warranties. As of September 30, 2011 there have been no required repurchases of loans sold, there have been no recourse claims, nor does Home Federal believe it has incurred any such losses. Therefore, no liabilities have been accrued at September 30, 2011 or September 30, 2010.

Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the year ended September 30, 2011 and the year ended September 30, 2010, we received loan servicing fees of $21,161 and $407, respectively. As of September 30, 2011 and September 30, 2010, the principal balance of loans serviced for the FHLB-Cincinnati totaled $14.4 million and $3.1 million, respectively.

We currently do not purchase whole loans or interests in loans from third parties. However, we may in the future elect to do so, depending on market conditions, in order to supplement our loan production.

The following table shows our loan origination and principal repayment activity for loans originated during the periods indicated. Loans are presented net of loans in process.

	Years Ended September 30,
	2011	2010
	(Dollars in thousands)
Total loans at beginning of period	$183,584	$167,545
Loans originated:
Real estate loans:
One- to four-family	34,093	32,304
Multi-family	—	1,650
Commercial real estate	1,389	3,813
Construction and land	5,521	3,325

Total real estate loans	41,003	41,092
Commercial and industrial loans	1,574	1,402
Consumer loans:
Home equity loans and lines of credit	2,313	2,407
Motor vehicle	5,064	4,280
Other	2,048	1,434

Total loans originated	52,002	50,615
Loans purchased:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial real estate	—	—
Construction and land	—	—
Total real estate loans	—	—
Commercial and industrial loans	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Motor vehicle	—	—
Other	—	—

Total loans purchased	—	—
Loans sold:
Real estate loans:
One- to four-family	10,627	4,721
Multi-family	—	—
Commercial real estate	—	—
Construction and land	—	—
Commercial business loans	—	—
Consumer loans	—	—

Total loans sold	10,627	4,721
Deduct:
Principal repayments	39,513	29,855
Net other	—	—

Net loan activity	1,862	16,039

Total loans at end of period	$185,446	$183,584

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make a required monthly loan payment by the due date, a late notice is generated stating the payment and late charges due. Our policies provide that borrowers that become 60 days or more delinquent are contacted by mail and instructed to contact the branch manager to establish a payment schedule to bring the account current. If the loan is not brought current, the branch manager will continue efforts to secure payment and/or, if required by the note, send a 30-day demand letter. If no 30-day demand letter is required, the branch manager may determine to bring a foreclosure action immediately. This decision is based on known information, including the customer’s employment status, health and other factors affecting credit worthiness. Once litigation is begun, all communications with the customer are handled through our main office.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At September 30,
	2011			2010
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(Dollars in thousands)
Real estate loans:
One- to four-family	$100	$11	$2,158	$407	$1,439	$2,212
Multi-family	—	—	495	—	—	—
Commercial real estate	302	59	—	308	35	—
Construction and land	—	20	—	—	—	—

Total real estate loans	402	90	2,653	715	1,474	2,212
Commercial and industrial loans	1,030	1	—	55	—	6
Consumer loans:
Home equity loans and lines of credit	—	—	19	—	—	—
Motor vehicle	49	59	21	18	30	8
Other	7	1	4	—	2	4

Total consumer loans	56	60	44	$18	$32	$12

Total delinquent loans	$1,488	$151	$2,697	$788	$1,506	$2,230

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency (“OCC”) to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable incurred losses. General allowances represent loss allowances which have been established to cover probable incurred losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies a problem asset as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the OCC and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as set forth below. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Thus, certain of these loans are not considered for classification or special mention status. At September 30, 2011 and September 30, 2010, all loans classified as substandard were comprised of loans that were evaluated for impairment as part of a homogenous pool; thus no loans were deemed to be impaired.

	At September 30,
	2011	2010
	(Dollars in thousands)
Special mention assets	$2,161	$—
Substandard assets	2,928	2,054
Doubtful assets	—	—
Loss assets	—	—

Total classified assets	$5,089	$2,054

Non-Performing Assets. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Funds received on nonaccrual loans generally are applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At the dates indicated, we had no loan classified as a troubled debt restructuring.

	At September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$2,158	$1,322	$747	$386	$324
Multi-family	495	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—

Total real estate loans	2,653	1,322	747	386	324
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	19	—	—	—	—
Motor vehicle	21	8	—	—	—
Other	4	4	—	—	—

Total nonaccrual loans	2,697	1,334	747	386	324
Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	—	890	18	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—

Total real estate loans	—	890	18	—	—
Commercial and industrial loans	—	6	—	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—
Motor vehicle	—	—	—	—	—
Other	—	—	25	—	—

Total accruing loans past due 90 days or more	—	896	43	—	—

Total of nonaccrual and 90 days or more past due loans	2,697	2,230	790	386	324
Real estate owned:
One- to four-family	87	207	125	68	285
Multi-family	—	—	—	43	43
Commercial	—	—	—	—	—
Other	—	12	32	8	12
General Valuation Allowance	—	—	(9)	(6)	(17)

Total real estate owned	87	219	148	113	323
Total nonperforming assets	2,784	2,449	938	499	647
Troubled debt restructurings:
One- to four-family	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$2,784	$2,449	$938	$499	$647

Total nonperforming loans to total loans	1.46%	1.21%	0.47%	0.34%	0.42%
Total nonperforming assets to total assets	0.85%	0.84%	0.34%	0.22%	0.32%
Total nonperforming assets and troubled debt restructurings to total assets	0.85%	0.84%	0.34%	0.22%	0.32%

There were no loans that are not disclosed above where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

For the years ended September 30, 2011 and 2010, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $58,000, and $41,000, respectively. Interest of $9,000 and $4,000 was recognized on these loans and included in net income for the years ended September 30, 2011 and 2010, respectively.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (i) specific allowances for identified problem loans; and (ii) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Factors in identifying a specific problem loan include: (i) the strength of the customer’s personal or business cash flows; (ii) the availability of other sources of repayment; (iii) the amount due or past due; (iv) the type and value of collateral; (v) the strength of our collateral position; (vi) the estimated cost to sell the collateral; and (vii) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

In addition, as an integral part of their examination process, the OCC will periodically review our allowance for loan losses, and they may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended September,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance at beginning of period	$1,134	$555	$254	$176	$174
Provision for loan losses	615	650	312	102	116
Charge offs:
Real estate loans
One- to four-family	83	48	20	24	114
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	4	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—
Other	11	19	—	—	—

Total charge-offs	94	71	20	24	114

Recoveries:
Real estate loans
One- to four-family	(2)	—	(9)	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—
Motor vehicle	—	—	—	—	—
Other	(1)	—	—	—	—

Total recoveries	(3)	—	(9)	—	—

Net charge-offs (recoveries)	91	71	11	24	114

Allowance at end of period	$1,658	$1,134	$555	$254	$176

Allowance to nonperforming loans	61.48%	50.85%	70.25%	65.80%	54.32%
Allowance to total loans outstanding at the end of the period	0.90%	0.62%	0.33%	0.23%	0.23%
Net (charge-offs) recoveries to average loans outstanding during the period	0.05%	0.04%	0.01%	0.02%	0.15%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the general allowance to absorb losses in other categories.

	At September 30,
	2011			2010			2009
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,167	70.39%	0.63%	$684	60.32%	0.37%	$280	50.45%	0.17%
Multi-family	16	0.97%	0.01%	—	—	—	—	—	—
Commercial real estate	129	7.78%	0.07%	184	16.23%	0.10%	97	17.48%	0.06%
Construction and land	56	3.38%	0.03%	—	—	—	—	—	—

Total real estate loans	1,368	82.51%	0.74%	868	76.54%	0.47%	377	67.93%	0.23%
Commercial and industrial loans	49	2.96%	0.03%	49	4.32%	0.03%	71	12.79%	0.04%
Consumer loans:
Home equity loans and lines of credit	83	5.01%	—	—	—	—	—	—	—
Motor vehicle	104	6.27%	0.06%	139	12.26%	0.08%	55	9.91%	0.03%
Other	54	3.26%	0.03%	78	6.88%	0.04%	52	9.37%	0.03%

Total consumer	241	14.54%	0.13%	217	19.14%	0.12%	107	19.28%	0.06%
Unallocated	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$1,658	100.00%		$1,134	100.00%		$555	100.00%

	At September 30,
	2008			2007
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One- to four-family	$143	56.30%	0.13%	$119	67.61%	0.15%
Multi-family	—	—	—	—	—	—
Commercial real estate	67	26.38%	0.06%	11	6.25%	0.01%
Construction and land	—	—	—	—	—	—

Total real estate loans	210	82.68%	0.19%	130	73.86%	0.17%
Commercial and industrial loans	9	3.54%	0.01%	28	15.91%	0.04%
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—	—
Motor vehicle	15	5.91%	0.01%	2	1.14%	0.003%
Other	20	7.87%	0.02%	16	9.09%	0.02%

Total consumer	35	13.78%	0.03%	18	10.23%	0.02%
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$254	100.00%		$176	100.00%

The allowance for loan losses was $1.7 million, or 0.90% of total loans at September 30, 2011 compared to $1.1 million, or 0.62% of total loans, at September 30, 2010. A provision of $615,000 was recorded for the year ended September 30, 2011, a decrease of $35,000, or 5.38%, from the provision of $650,000 for the year ended September 30, 2010. The provision for loan losses for the year ended September 30, 2011, reflected net charge-offs of $91,000 for the year ended September 30, 2011, compared to net charge-offs of $71,000 for the year ended September 30, 2010. Total nonperforming loans were $2.7 million at September 30, 2011 compared to $2.2 million at September 30, 2010. At September 30, 2011 and 2010, we had no impaired loans. As a percentage of nonperforming loans, the allowance for loan losses was 61.48% at September 30, 2011 compared to 50.85% at September 30, 2010. The decrease in the provision and resulting allowance for loan losses for the year ended September 30, 2011 compared to the year ended September 30, 2010 reflected the refinement of our procedures to estimate the adequacy of the allowance for loan losses, as well as current economic conditions in our market area.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, regulators, in reviewing our loan portfolio, may require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and increases may be necessary if the quality of our loans deteriorates as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help manage our interest rate risk, and to generate a favorable return on idle funds within the context of our interest rate and credit risk objectives.

Our Board of Directors is responsible for adopting our investment policy. The investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors. A management committee made up of four of the highest ranking officers or a combination of directors and officers generally equaling that of the Executive Committee may purchase investments based on recommendations of the Asset/Liability Committee and submit the purchase to the full Board of Directors at the next scheduled meeting.

Our current investment policy permits investments in securities issued by the United States Government and its agencies or government sponsored entities, including residential mortgage-backed securities, municipalities, school boards and fully insured certificates of deposit. We maintain investment securities concentration limits that we periodically amend based on market conditions and changes in our assets. Current concentration restrictions limit investments to no more than $50 million of mortgage-backed securities per each U.S. Government-sponsored entity, $25 million of securities per each U.S. Government agency, $5 million per each issuing municipal authority and an aggregate of $30 million of all municipal investments. Our investment policy also permits investment in Federal Home Loan Bank of Cincinnati stock.

At September 30, 2011, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

Our current investment policy does not permit investment in stripped mortgage-backed securities, complex securities and derivatives as defined in federal banking regulations and other high-risk securities. Our current policy does not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

At September 30, 2011, none of the collateral underlying our securities portfolio was considered subprime or Alt-A and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

State and Political Subdivision Debt Securities. We have purchased primarily bank-qualified and rated general obligation and revenue bonds of certain state and political subdivisions, which provide interest income that is exempt from federal income taxation. All purchases are approved by Home Federal’s Board of Directors and are reviewed each quarter. At September 30, 2011, substantially all of our state and political subdivision portfolio consisted of Kentucky revenue bonds.

U.S. Government and Federal Agency Obligations. We may invest in U.S. Government and federal agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Residential Mortgage-Backed Securities. Residential mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. We have, from time to time, invested in mortgage-backed securities commonly referred to as “pass-through” certificates. The principal and interest of the loans underlying these certificates “pass through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in residential mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Home Federal. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Most of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored entities, such as Fannie Mae and Freddie Mac.

Residential mortgage-backed securities issued by United States Government agencies and government-sponsored entities are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize our borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

During the quarter ended June 30, 2010, we realized a gain of $2.3 million on the sale of an aggregate of $48.8 million of our mortgage-backed securities. We determined to sell these securities to increase our liquidity, decrease our interest rate risk and fund increased loan demand.

Federal Home Loan Bank Stock. We hold common stock of the Federal Home Loan Bank of Cincinnati in connection with our borrowing activities totaling $1.9 million at September 30, 2011. The common stock of the Federal Home Loan Bank is carried at cost and classified as restricted equity securities.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At September 30, 2011, we had invested $6.5 million in bank-owned life insurance.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio at the dates indicated.

	At September 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and government sponsored entities	$39,093	$39,331	$16,003	$16,024	$—	$—
Mortgage-backed securities:
Residential	3,944	3,997	—	—	55,724	57,960
Other	—	—	—	—	503	508
State and political subdivisions	32,132	33,417	28,201	29,210	18,426	19,216

Total available for sale	$75,169	$76,745	$44,204	$45,234	$74,653	$77,684

Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at September 30, 2011. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
September 30, 2011	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Securities available for sale:
U.S. Government agencies and government-sponsored entities	$—	—	$29,976	1.55%	$9,117	1.16%	$—	—	$39,093	1.55%
Mortgage-backed securities	—	—	—	—	—	—	3,944	3.30%	3,944	3.30%
State and political subdivisions	520	3.39%	2,673	3.88%	15,556	5.03%	13,383	4.41%	32,132	4.65%

Total available for sale	$520		$32,649		$24,673		$17,327		$75,169

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Cincinnati advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and the sale of assets from time to time. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from within our primary market area. We offer a selection of deposit accounts, including passbook accounts and NOW accounts, business checking, certificates of deposit, money market accounts and retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not accepted brokered deposits in the past, although we have the authority to do so.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, convenient offices and ATM locations and the favorable image of Home Federal in the community to attract and retain deposits. We have also expanded our products to include debit cards for the convenience of our customers.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We often use promotional rates to meet asset/liability and market segment goals.

The variety of rates and terms on the deposit accounts we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on our experience, we believe that NOW and demand deposits may be somewhat more stable sources of funding than certificates of deposits.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At September 30,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
NOW and demand deposits	$26,720	11.01%	$21,033	9.23%	$15,775	7.52%
Money market deposits	7,230	2.98%	6,509	2.86%	5,378	2.56%
Savings and other deposits	59,216	24.40%	38,299	16.81%	35,868	17.10%
Certificates of deposit	124,448	51.27%	139,171	61.09%	131,562	62.74%
Retirement accounts	25,108	10.34%	22,800	10.01%	21,115	10.07%

Total	$242,722	100.00%	$227,812	100.00%	$209,698	100.00%

As of September 30, 2011, the aggregate amount of our outstanding time deposits in amounts greater than or equal to $100,000 was $70.0 million. The following table sets forth the maturity of these time deposits as of September 30, 2011.

September 30, 2011	Certificates of Deposit
(In thousands)
Maturity Period:
Three months or less	10,585
Over three through six months	10,028
Over six through twelve months	18,472
Over twelve months	30,923

Total	70,008

The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At September 30,
	2011	2010	2009
	(Dollars in Thousands)
Interest Rate:
Less than 1%	$16,524	$61	$—
1.00% - 1.99%	64,663	76,062	19,006
2.00% - 2.99%	63,822	58,685	67,315
3.00% - 3.99%	3,097	23,130	41,052
4.00% - 4.99%	421	2,784	20,377
5.00% - 5.99%	1,029	1,249	4,927

Total	$149,556	$161,971	$152,677

The following table sets forth the amount and maturities of our time deposits at September 30, 2011.

	At September 30, 2011
	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 1%	$16,266	$258	$—	$—	$16,524	11.05%
1.00% - 1.99%	41,061	16,130	7,326	145	64,662	43.24%
2.00% - 2.99%	28,416	23,445	3,855	8,106	63,822	42.67%
3.00% - 3.99%	1,205	344	1,392	156	3,097	2.07%
4.00% - 4.99%	110	311	—	—	421	0.28%
5.00% - 5.99%	1,030	—	—	—	1,030	0.69%

Total	$88,088	$40,488	$12,573	$8,407	$149,556	100.00%

Borrowings. Our borrowings currently consist primarily of advances from the Federal Home Loan Bank of Cincinnati. We obtain advances from the Federal Home Loan Bank of Cincinnati upon the security of our capital stock in the Federal Home Loan Bank of Cincinnati and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

From time to time during recent years, we have utilized short-term borrowings to fund loan demand. To a limited extent, we have also used borrowings where market conditions permit us to purchase securities and make loans of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost. Finally, from time to time, we have obtained advances with longer terms for asset liability management.

The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the date and for the noted year.

	Year Ended September 30,
	2011	2010	2009
	(Dollars in thousands)
Average amount outstanding during the period:
FHLB advances	$26,448	$36,408	$31,019
Other borrowings	—	—	—
Weighted average interest rate during the period:
FHLB advances	3.02%	2.91%	2.93%
Other borrowings	—	—	—
Balance outstanding at end of period:
FHLB advances	$23,117	$32,205	$39,368
Other borrowings	—	—	—
Weighted average interest rate at end of period:
FHLB advances	2.95%	2.94%	2.94%
Other borrowings	—	—	—

At September 30, 2011, based on available collateral and our ownership of FHLB stock, we had access to additional Federal Home Loan Bank advances of up to $50.6 million.

Subsidiary and Other Activities

Home Federal has no subsidiaries.

Expense and Tax Allocation

Home Federal have entered into an agreement with Poage Bankshares to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Home Federal and Poage Bankshares have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of September 30, 2011, we had 56 full-time employees and 5 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

TAXATION

Federal Taxation

General. Poage Bankshares and Home Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Poage Bankshares and Home Federal.

Method of Accounting. For federal income tax purposes, Home Federal currently reports its income and expenses on the accrual method of accounting and uses a tax year ending September 30th for filing its federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2011, Home Federal had alternative minimum tax credit carryforwards of approximately $591,000.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2011, Home Federal had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends-Received Deduction. Poage Bankshares will be able to exclude from its income 100% of dividends received from Home Federal as a member of the same affiliated group of corporations.

Audit of Tax Returns. Home Federal’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Poage Bankshares will be subject to the Kentucky corporation income tax and Limited Liability Entity Tax (“LLET”). The income of corporations subject to Kentucky income tax is similar to income reported for federal income tax purposes except that dividend income, among other income items, is exempt from taxation. Corporations pay the greater of the income tax or the LLET. The LLET is the greater of (i) $175 or (ii) the lesser of (a) $0.095 per $100 of the corporation’s gross receipts, or (b) $0.75 per $100 of the corporation’s gross profits. Gross profits equal gross Kentucky receipts reduced by returns and allowances attributable to Kentucky gross receipts, less Kentucky cost of goods sold. Poage Bankshares, in its capacity as a holding company for a financial institution, will not have a material amount of cost of goods sold.

Home Federal is exempt from both the Kentucky corporation income tax and LLET, but is subject to an annual franchise tax imposed on federally or state-chartered savings and loan associations, savings banks and other similar institutions operating in Kentucky. The tax is 0.1% of taxable capital stock held as of January 1 each year. Taxable capital stock includes an institution’s undivided profits, surplus and general reserves plus deposits and paid-up stock less deductible items. Deductible items include certain exempt federal obligations and Kentucky municipal bonds. Savings and loans that are subject to tax both within and without Kentucky must apportion their net capital.

SUPERVISION AND REGULATION

General. As a federal savings association, Home Federal is subject to examination and regulation by the Office of the Comptroller of the Currency and is also subject to examination by the Federal Deposit Insurance Corporation. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed further below, the Office of Thrift Supervision’s functions relating to federal savings associations, including rulemaking authority, was transferred to the Office of the Comptroller of the Currency.

The federal system of regulation and supervision establishes a comprehensive framework of activities in which Home Federal may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s deposit insurance fund. Home Federal is periodically examined by the Office of the Comptroller of the Currency to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Home Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, Home Federal is a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. Home Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of Home Federal’s loan documents.

As a savings and loan holding company, Poage Bankshares is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Poage Bankshares will also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws. Under the Dodd-Frank Act, as discussed below, the Office of Thrift Supervision’s functions relating to savings and loan holding companies were transferred to the Federal Reserve Board.

Set forth below are certain material regulatory requirements that are applicable to Home Federal and Poage Bankshares after the conversion. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Home Federal and Poage Bankshares. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Poage Bankshares, Home Federal and their operations.

Dodd-Frank Act

The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our primary federal regulator, the Office of Thrift Supervision, and requires Home Federal to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies, such as Poage Bankshares, in addition to bank holding companies, which the Federal Reserve Board currently regulates. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months of the July 21, 2010 passage date of the Dodd-Frank Act. These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Home Federal, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Home Federal, will continue to be examined for compliance by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act has increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s own proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to return a percentage of the risk for the transferred loan, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Federal Banking Regulation

Business Activities. A federal savings and loan association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of the Comptroller of the Currency. Under these laws and regulations, Home Federal may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Home Federal also may establish subsidiaries that may engage in activities not otherwise permissible for Home Federal, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorized depository institutions to commence paying interest on business checking accounts, effective July 21, 2011.

Capital Requirements. Office of the Comptroller of the Currency regulations currently require savings and loan associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system), a 4% core capital to risk-weighted assets ratio and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the Office of the Comptroller of the Currency, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a federal savings and loan association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings and loan association. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At September 30, 2011, Home Federal’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2011, Home Federal was in compliance with its loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings and loan association, Home Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Home Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

A federal savings and loan association that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law. At September 30, 2011, Home Federal satisfied the QTL test with approximately 91.33% of its portfolio assets in qualified thrift investments.

Capital Distributions. Office of the Comptroller of the Currency regulations govern capital distributions by a savings and loan association, which include cash dividends, stock repurchases and other transactions charged to the savings and loan association’s capital account. A federal savings and loan association must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings and loan association’s net income for that year to date plus the savings and loan association’s retained net income for the preceding two years;

•	the savings and loan association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of the Comptroller of the Currency-imposed condition; or

•	the savings and loan association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings and loan association that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board and Office of the Comptroller of the Currency at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

A notice or application for capital distribution may be disapproved if:

•	the savings and loan association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution, if after making such distribution the institution would be undercapitalized.

Liquidity. A federal savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings institutions have a responsibility under the Community Reinvestment Act and related regulations of the Office of the Comptroller of the Currency to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings and loan association, the Office of the Comptroller of the Currency is required to assess the institution’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings and loan association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice. Home Federal received a satisfactory Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance-insured institutions to publicly disclose their rating.

Transactions with Related Parties. A savings and loan association’s authority to engage in transactions with its affiliates is limited by Office of the Comptroller of the Currency regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Federal Reserve Board. An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as Home Federal. Poage Bankshares is an affiliate of Home Federal. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In this regard, transactions between an insured depository institution and its affiliate are limited to 10% of the institution’s unimpaired capital and unimpaired surplus for transactions with any one affiliate, and 20% of unimpaired capital and unimpaired surplus for transactions in the aggregate with all affiliates. Collateral in specified amounts ranging from 100% to 130% of the amount of the transaction must usually be provided by affiliates in order to receive loans from the depository institution. In addition, Office of the Comptroller of the Currency regulations prohibit a savings and loan association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The Office of the Comptroller of the Currency requires savings banks to maintain detailed records of all transactions with affiliates.

Home Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(i)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Home Federal’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Home Federal’s Board of Directors. Home Federal is in compliance with these credit limitations.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over Federal Deposit Insurance Corporation insured savings and loan associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on the savings and loan association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil money penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or to recommend to the Director of the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the Office of the Comptroller of the Currency is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings and loan associations. For this purpose, a federal savings and loan association is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 4% leverage capital, 4% Tier 1 risk-based capital or 8% total risk-based capital);

•	significantly undercapitalized (less than 3% leverage capital, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of the Comptroller of the Currency within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for a savings and loan holding company that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the association’s assets at the time it was notified or deemed to be undercapitalized by the Office of the Comptroller of the Currency, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the Office of the Comptroller of the Currency notifies the federal saving and loan association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the Office of the Comptroller of the Currency has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings and loan association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The Office of the Comptroller of the Currency may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At September 30, 2011, Home Federal met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. The Federal Deposit Insurance Corporation, or Federal Deposit Insurance Corporation, insures deposits at Federal Deposit Insurance Corporation insured financial institutions such as Home Federal. Deposit accounts in Home Federal are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Federal Deposit Insurance Corporation charges the insured financial institutions premiums to maintain the Deposit Insurance Fund.

Under the Federal Deposit Insurance Corporation’s current risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Assessments are based on an individual institution’s category, with the institutions perceived as riskiest paying higher assessments.

As part of its plan to restore the Deposit Insurance Fund in the wake of the large number of bank failures following the financial crisis, the Federal Deposit Insurance Corporation imposed a special assessment of 5 basis points for the second quarter of 2009. In addition, the Federal Deposit Insurance Corporation required all insured institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. As part of this prepayment, the Federal Deposit Insurance Corporation assumed a 5% annual growth in the assessment base and applied a 3 basis point increase in assessment rates effective January 1, 2011.

On April 1, 2011, the Federal Deposit Insurance Corporation implemented rulemaking under the Dodd-Frank Act to reform the deposit insurance assessment system. The final rule redefined the assessment base used for calculating deposit insurance assessments. Specifically, the rule bases assessments on an institution’s total assets less tangible capital, as opposed to total deposits. Since the new base is larger than the prior base, the Federal Deposit Insurance Corporation also proposed lowering assessment rates so that the rules would not significantly alter the total amount of revenue collected from the industry. The new assessment scale ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding.

The Dodd-Frank Act also extended the unlimited deposit insurance on non-interest bearing transaction accounts through December 31, 2012.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended September 30, 2011, the annualized FICO assessment rate equaled 1.0 basis point for each $100 in domestic deposits maintained at an institution. Beginning with the fourth quarter of 2011, the FICO assessment will be based on total assets less tangible capital instead of deposits. The fourth quarter 2011 FICO assessment rate is 0.68 basis point. The bonds issued by the FICO are due to mature in 2017 through 2019.

Prohibitions Against Tying Arrangements. Federal Deposit Insurance Corporation insured savings and loan associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Home Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Cincinnati, Home Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of September 30, 2011, Home Federal was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Home Federal are subject to state usury laws and federal laws concerning interest rates. Home Federal’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Home Federal also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires savings and loan associations operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Poage Bankshares is a non-diversified savings and loan holding company within the meaning of the Home Owners’ Loan Act. As such, Poage Bankshares is registered with the Federal Reserve Board and subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over Poage Bankshares and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of Poage Bankshares are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve Board, and certain additional activities authorized by Federal Reserve Board regulations.

Federal law prohibits a savings and loan holding company, including Poage Bankshares, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Federal Reserve Board. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act requires the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which would exclude instruments such as trust preferred securities and cumulative preferred stock. Instruments issued before May 19, 2010 are grandfathered for companies of consolidated assets of $15 billion or less. Bank holding companies with assets of less than $500 million are exempt from the consolidated capital requirements. Holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010 receive a five year phase-in from the July 21, 2010 date of enactment of the Dodd-Frank Act.

The Dodd-Frank Act extends to savings and loan holding companies the Federal Reserve Board’s “source of strength” doctrine, which has long applied to bank holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy, which requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well. In generally, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of Poage Bankshares to pay dividends or otherwise engage in capital distributions.

Federal Securities Laws

Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We will be subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Under applicable regulations the shares of common stock sold in our conversion must remain registered for a period of at least three years following completion of the conversion. Following the three year period, and pursuant to the rules of the Securities and Exchange Commission, Poage Bankshares may determine to deregister the common stock provided there are less than 300 record holders as calculated under the rules and regulations of the Securities and Exchange Commission.

The registration under the Securities Act of 1933 of shares of common stock issued in the conversion stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not our affiliates may be resold without registration. Shares purchased by our affiliates will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If we meet the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of ours that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of our outstanding shares, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, we may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Operating Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We will be subject to further reporting and audit requirements beginning with the fiscal year ending September 30, 2011 under the requirements of the Sarbanes-Oxley Act. We will prepare policies, procedures and systems designed to ensure compliance with these regulations.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

Future Changes in Interest Rates Could Reduce Our Profits.

Future changes in interest rates could impact our financial condition and results of operations.

Net income is the amount by which net interest income and non-interest income exceeds non-interest expense and the provision for loan losses. Net interest income makes up a majority of our income and is based on the difference between:

•	interest income earned on interest-earning assets, such as loans and securities; and

•	interest expense paid on interest-bearing liabilities, such as deposits and borrowings.

We are vulnerable to changes in interest rates including the shape of the yield curve because of a mismatch between the terms to repricing of our assets and liabilities. Historically, our liabilities repriced more quickly than our assets, which made us vulnerable to increases in interest rates. For the years ended September 30, 2011 and 2010, our net interest margin was 3.08% and 3.11%, respectively. Our Asset/Liability Management Committee utilizes a computer simulation model to provide an analysis of estimated changes in net interest income in various interest rate scenarios. At September 30, 2011, in the event of an immediate 100 basis point decrease in interest rates, our model projects an increase in our net portfolio value of $1.3 million, or 2.0%. In the event of an immediate 200 basis point increase in interest rates, our model projects a decrease in our net portfolio value of $2.9 million, or 5.0%.

Changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

We Have Increased and Plan to Continue to Increase Our Levels of Non-Residential Loans, Which in Turn Increase Our Exposure to Credit Risks.

At September 30, 2011, our portfolio of non-residential loans totaled $20.7 million, or 11.2% of our total loans, compared to $15.6 million, or 8.5% of our total loans at September 30, 2010. We intend to continue to emphasize the origination of these types of loans consistent with safety and soundness.

Non-residential loans generally expose a lender to a greater risk of loss than one- to four-family residential loans. Repayment of such loans generally depends, in large part, on sufficient income from the property or the borrower’s business, respectively, to cover operating expenses and debt service. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower and lender could affect the value of the security for the loan, the future cash flow of the affected property or business, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. As we increase our portfolio of these loans, we may experience higher levels of non-performing assets and/or loan losses. Finally, a significant portion of our non-residential loan portfolio is unseasoned, meaning that such loans have been originated recently. It is difficult to assess the future performance of this part of our loan portfolio, and these loans may have delinquency or charge-off levels above our historical experience.

We target our business lending and marketing strategy towards small- to medium-sized businesses. These small- to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected.

While We Intend to Increase our Portfolio of Adjustable-Rate Residential Mortgage Loans, Market Conditions, Competition and Demand for such Loans in our Market Area May Not Allow Us To Do So. Such Loans Also Present Certain Risks.

We may not be successful in executing our plan to increase significantly the percentage of our one- to four-family residential mortgage loans with adjustable-rate mortgages. In order to reduce our vulnerability to changes in interest rates, in 2009, we changed our business strategy to increase our focus on adjustable-rate mortgage loans. In addition, in fiscal year 2010, we began selling substantially all of our originated fixed-rate one- to four-family residential mortgage loans.

Historically, it has often been difficult for thrift institutions to originate adjustable-rate mortgage loans with a spread that compares favorably with the cost of funds. During the year ended September 30, 2011, we were able to originate $20.4 million of adjustable-rate mortgage loans, most of which carried rates that adjust annually at a spread of 3.5% over the applicable index (the weekly average yield on United States Treasury securities). At September 30, 2011, $58.9 million, or 17.96% of our assets consisted of adjustable-rate mortgage loans.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

Our loan portfolio has greater risk than those of many savings institutions due to the substantial increase in automobile loans in our portfolio.

Our loan portfolio includes a substantial number of motor vehicle loans, as well as other consumer loans. At September 30, 2011, our consumer loans totaled $17.0 million, or 9.2% of our total loan portfolio, of which motor vehicle loans totaled $7.3 million, or 4.0% of total loans. Automobile loans increased by $1.76 million from September 30, 2010 to September 30, 2011, and represented a large portion of the overall increase in our loan portfolio.

As of September 30, 2011, we had $80,000 of motor vehicle loans delinquent 60 days or more, which was 2.8% of total delinquent loans 60 days or more past due. For the year ended September 30, 2011, we had no charge-offs of motor vehicle loans. As we continue to increase our automobile loan portfolio, we may experience increased delinquencies and charge-offs in future periods.

Consumer loans generally have a greater risk of loss or default than one- to four-family residential real estate loans, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles. We face the risk that any collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance. Thus, the recovery and sale of such property could be insufficient to compensate us for the principal outstanding on these loans. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit our ability to recover on such loans. As a result of our relatively large portfolio of consumer loans, it may become necessary to increase our provision for loan losses in the event our losses on these loans increase, which would reduce our profits.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.90% of total loans at September 30, 2011, future additions to our allowance could materially decrease our net income.

In addition, the Office of the Comptroller of the Currency periodically reviews our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Higher Federal Deposit Insurance Corporation Insurance Premiums Have Increased Our Expenses and Any Future Insurance Premium Increases Will Adversely Affect Our Earnings.

Effective April 1, 2009, the Federal Deposit Insurance Corporation increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated. Institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities and brokered deposits, to establish a total base assessment rate ranging from seven to 77.5 basis points. On May 22, 2009, the Federal Deposit Insurance Corporation levied a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $121,000 during the quarter ended June 30, 2009, to reflect the special assessment. Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period.

The Federal Deposit Insurance Corporation also adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepayment amount was collected on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We recorded the pre-payment as a prepaid expense, which is being amortized to expense over three years. Based on our deposits and assessment rate as of September 30, 2009, our prepayment amount was $1.1 million, approximately $502,000 of which has been expensed through September 30, 2011. If our Federal Deposit Insurance Corporation assessments increase we may be required to incur additional expense if our prepaid assessments do not satisfy any such increase.

On April 1, 2011, the Federal Deposit Insurance Corporation implemented a final rule under the Dodd-Frank Act that alters the way an institution’s assessment base is calculated. Under the final rule, an institution’s assessment base is now its average consolidated total assets less its average tangible equity. In addition, certain current rate adjustments were modified or eliminated, and the assessment range was modified.

The United States Economy Remains Weak and Unemployment Levels Are High. Continued Adverse Economic Conditions, Especially Affecting Our Geographic Market Area, Could Adversely Affect Our Financial Condition and Results of Operations.

The United States experienced a severe economic recession in 2008 and 2009, the effects of which have continued. Recent growth has been slow and unemployment remains at high levels; as a result, economic recovery is expected to be slow. Loan portfolio quality has remained poor at many financial institutions reflecting, in part, the weak United States economy and high unemployment rates. In addition, the value of real estate collateral supporting many commercial loans and home mortgages throughout the United States has declined. The real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans in many markets across the United States.

Our lending market area consists of Greenup, Lawrence and Boyd Counties in Kentucky, and Lawrence and Scioto Counties in Ohio. These five counties have experienced minimal changes in population and households from 2000 to 2010, including population growth or shrinkage of 1.9%, 5.2%, -1.9%, 0.1% and -3.1%, respectively. In addition, the five counties have recorded only modest changes in the number of households from 2000 to 2010, consisting of household growth or shrinkage of 5.7%, 8.9%, 0.3%, 2.9% and -1.5%, respectively. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in part, to the real estate market, which has been weakened by the recession. While we believe our lending market area has not been as adversely affected by the real estate crisis as some other areas of the country, real estate values and demand have softened and we remain vulnerable to adverse changes in the real estate market. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control, could negatively affect our financial results. Finally, negative developments in the securities markets could adversely affect the value of our securities.

Financial Reform Legislation Recently Enacted by Congress Will Result in New Laws and Regulations That Are Expected to Increase Our Costs of Operations.

Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010. This new law significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Certain provisions of the Dodd-Frank Act had effects on us during the year ended September 30, 2011. For example, the Office of Thrift Supervision, which was the primary federal regulator for Home Federal, ceased to exist one year from the date of the new law’s enactment. The Office of the Comptroller of the Currency, which is the primary federal regulator for national banks, also became the primary federal regulator for federal thrifts. Moreover, the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including Poage Bankshares.

Also effective one year after the date of enactment was a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.

The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will continue to be examined for compliance by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet-to-be-written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In our five-county market area, including Boyd, Greenup and Lawrence Counties in Kentucky and Lawrence and Scioto Counties in Ohio, there are a total of 20 commercial bank and savings institution competitors, along with eight credit union competitors. The commercial banks and savings institutions operate a total of 88 branch offices in those counties, containing $2.7 billion of deposits. The commercial bank and savings institution competitors include those larger institutions with nationwide or regional operations, and local community institutions such as us that serve the local markets only. The credit union competitors consist of local community based institutions with total deposits of approximately $0.5 billion. The asset size of the largest credit union competitor approximates $250 million. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Business of Home Federal Savings and Loan Association—Market Area and Competition.”

The financial services industry could become even more competitive as a result of new legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

We Depend On Our Management Team To Implement Our Business Strategy And Execute Successful Operations And We Could Be Harmed By The Loss Of Their Services.

We are dependent upon the services of our senior management team. Our strategy and operations are directed by the senior management team. We have benefited from consistency within our senior management team, with our top three executives averaging over 23 years of service with the Bank. Any loss of the services of our co-presidents and chief executive officers or other members of our senior management team could impact our ability to implement our business strategy, and have a material adverse effect on our results of operations and our ability to compete in our markets. See “Directors, Executive Officers and Corporate Governance.”

We Will Need to Implement Additional Finance and Accounting Systems, Procedures and Controls in Order to Satisfy Our New Public Company Reporting Requirements. This Will Increase Our Operating Expenses.

In connection with the stock offering, we became a public company. The federal securities laws and regulations of the Securities and Exchange Commission require that we file annual, quarterly and current reports and that we maintain effective disclosure controls and procedures and internal control over financial reporting. The obligations of being a public company, including substantial public reporting obligations, require significant expenditures and place additional demands on our management team. These obligations will increase our operating expenses and could divert our management’s attention from our operations. Compliance with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the Securities and Exchange Commission require us to certify the adequacy of our internal controls and procedures. The corresponding upgrade to our accounting systems will increase our operating costs. In addition, such requirements may cause us to hire additional accounting, internal audit and/or compliance personnel.

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations.

We are subject to extensive regulation, supervision, and examination by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, and the Federal Reserve Board. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets by a financial institution, and the adequacy of a financial institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. Because our business is highly regulated, the applicable laws, rules and regulations are subject to regular modification and change. Laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

Changes in Accounting Standards Could Affect Reported Earnings.

The accounting standard setters, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. These changes can be hard to predict and can materially affect how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

The Implementation of Stock-Based Benefit Plans May Dilute Your Ownership Interest.

Following the stock offering, we intend to adopt one or more stock-based benefit plans, which will allow participants to be awarded shares of common stock (at no cost to them) and/or options to purchase shares of our common stock. If these stock-based benefit plans are funded from the issuance of authorized but unissued shares of common stock, stockholders would experience a reduction in ownership interest totaling 12.9%.

Although the implementation of the stock-based benefit plan will be subject to stockholder approval, historically, the overwhelming majority of stock-based benefit plans adopted by savings institutions and their holding companies following mutual-to-stock conversions have been approved by stockholders.

We Have Broad Discretion in Using the Proceeds of the Stock Offering. Our Failure to Effectively Use Such Proceeds Could Reduce Our Profits.

We will use a portion of the net proceeds to finance the purchase of shares of common stock in the stock offering by the employee stock ownership plan and may use the remaining net proceeds to pay dividends to stockholders, repurchase shares of common stock, purchase investment securities, provide capital to Home Federal or for other general corporate purposes. Home Federal may use the net proceeds it receives to fund new loans, repay short-term borrowings, purchase investment securities, or for other general corporate purposes. We have not identified specific amounts of proceeds for any of these purposes and we will have significant flexibility in determining the amount of net proceeds we apply to different uses and the timing of such applications. Our failure to utilize these funds effectively could reduce our profitability. We have not established a timetable for the effective deployment of the proceeds and we cannot predict how long we will require to effectively deploy the proceeds, if at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of September 30, 2011, the net book value of our offices was $5.4 million.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(Dollars in thousands)
Main office:
1500 Carter Avenue
Ashland, Kentucky	Owned	2007	12,000	$3,844
Branch offices:
1608 Argilite Road,
Flatwoods, Kentucky	Owned	1969	1,728	297
US 23, South Shore, Kentucky	Owned	1978	1,575	85
Main Cross, Louisa, Kentucky	Owned	1984	1,748	144
6628 US 60, Summit, Kentucky	Owned	1993	8,640	557
501 US 23, Greenup, Kentucky	Owned	2008	1,120	$503

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2011, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our shares of common stock are traded on the NASDAQ Capital Market under the symbol PBSK. The approximate number of holders of record of Poage Bankshares, Inc.’s common stock as of September 30, 2011 was 1,000. Certain shares of Poage Bankshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Poage Bankshares, Inc. common stock for each quarter of the previous fiscal year. Poage Bankshares, Inc. began trading on the NASDAQ Capital Market on September 13, 2011. The following information was provided by the NASDAQ Stock Market.

Fiscal Year Ended September 30, 2011	High	Low	Closing Price	Dividends Declared
Quarter ended September 30, 2011	$11.02	$11.00	$11.00	$—
Quarter ended June 30, 2011	N/A	N/A	N/A	N/A
Quarter ended March 31, 2011	N/A	N/A	N/A	N/A
Quarter ended December 31, 2011	N/A	N/A	N/A	N/A

Dividend payments by Poage Bankshares, Inc. are dependent primarily on dividends it receives from Home Federal, because Poage Bankshares, Inc. has no source of income other than dividends from Home Federal, earnings from the investment of proceeds from the sale of shares of common stock retained by Poage Bankshares, Inc., and interest payments with respect to Poage Bankshares Inc.’s loan to the Employee Stock Ownership Plan. For more information on regulatory restrictions regarding the payment of dividends, see “Item 1 – Business– Supervision and Regulation– Dividends.”

Other than its employee stock ownership plan, Poage Bankshares, Inc. does not have any equity compensation plans that were not approved by stockholders.

(b) Not applicable.

(c) Share repurchases. None.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and other data of Home Federal for the years and at the dates indicated. The information at September 30, 2011 and 2010 and for the fiscal years ended September 30, 2011 and 2010 is derived in part from, and should be read together with, the audited financial statements and notes thereto of Home Federal that appear in this Annual Report on Form 10-K. The information at September 30, 2009, 2008 and 2007 and for the fiscal years ended September 30, 2009, 2008 and 2007 is derived in part from audited financial statements that do not appear in this Annual Report on Form 10-K.

	At September 30,
	2011	2010	2009	2008	2007
		(Dollars in thousands)
Financial Condition Data:
Total assets	$327,952	$291,147	$278,988	$231,451	$204,237
Cash and cash equivalents	48,440	43,233	18,715	2,200	3,610
Investment securities	76,745	45,234	77,684	101,666	107,757
Loans held for sale	1,012	1,701	—	—	—
Loans receivable, net	183,696	182,358	166,904	111,650	76,573
Deposits	242,722	227,812	209,698	179,119	176,666
Federal Home Loan Bank advances	23,117	32,205	39,368	27,149	2,510
Retained earnings	28,757	27,067	24,880	23,511	22,979
Total equity	59,088	27,746	26,880	23,664	23,227

	For the Year Ended September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Operating Data:
Interest and dividend income	12,938	13,729	13,342	11,615	11,048
Interest expense	4,530	5,571	6,603	7,367	7,504
Net interest income	8,408	8,158	6,739	4,248	3,544
Provision for loan losses	615	650	312	102	116
Net interest income after provision for loan losses	7,793	7,508	6,427	4,145	3,428
Non-interest income	1,067	3,111	1,090	562	416
Non-interest expenses	6,891	7,781	5,792	4,399	4,168
Income (loss) before income taxes	1,969	2,838	1,725	309	(323)
Income taxes (benefit)	279	651	265	(137)	(404)
Net income	1,690	2,187	1,460	446	81

	At or For the Year Ended September 30,
	2011	2010	2009	2008	2007
Performance Ratios:
Return on average assets	0.56%	0.78%	0.58%	0.20%	0.04%
Return on average equity	5.97%	8.14%	5.84%	1.91%	0.35%
Interest rate spread (1)	3.05%	3.01%	2.71%	1.72%	1.55%
Net interest margin (2)	3.08%	3.11%	2.85%	1.98%	1.85%
Noninterest expense to average assets	2.30%	2.77%	2.29%	1.95%	2.04%
Efficiency ratio (3)	72.73%	69.05%	73.98%	91.46%	105.25%
Average interest-earnings assets to average interest-bearing liabilities	101.99%	104.64%	104.99%	107.52%	107.78%
Average equity to average assets	9.46%	9.55%	9.89%	10.37%	11.23%
Capital Ratios:
Total risk-based capital to risk-weighted assets	28.52%	19.76%	18.94%	23.03%	27.60%
Tier I capital to risk-weighted assets	27.44%	18.97%	18.52%	22.80%	27.42%
Tier I capital to adjusted total assets	12.88%	9.32%	8.98%	10.13%	11.26%
Tangible capital to adjusted total assets	12.88%	9.32%	8.98%	10.13%	11.26%
Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	0.90%	0.62%	0.33%	0.23%	0.23%
Allowance for loan losses as a percentage of nonperforming loans	61.48%	50.85%	70.25%	65.80%	54.32%
Net (charge-offs) recoveries to average outstanding loans during the period	0.05%	0.04%	0.01%	0.02%	0.15%
Non-performing loans as a percent of total loans	1.46%	1.21%	0.47%	0.34%	0.42%
Non-performing assets as a percent of total assets	0.85%	0.84%	0.34%	0.22%	0.32%
Other:
Number of offices	6	6	6	6	5

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have historically operated as a traditional thrift institution headquartered in Ashland, Kentucky. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential mortgage loans and, to a lesser extent, commercial and multi-family real estate loans, consumer loans, consisting primarily of automobile loans, home equity loans and lines of credit, and construction loans. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities, including obligations of state and political subdivisions and mortgage-backed securities. At September 30, 2011, we had total assets of $328.0 million, total deposits of $242.7 million and total equity of $59.1 million.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, net gain on sales of securities and loans, income from bank-owned life insurance and miscellaneous other income. Non-interest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, federal deposit insurance, foreclosed assets, advertising, professional and accounting fees, and other operating expenses.

Other than our loans for the construction of one- to four-family properties, we do not offer “interest only” mortgage loans (where the borrower pays only interest for an initial period, after which the loan converts to a fully amortizing loan) on one- to four-family residential properties. We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on his or her loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” (i.e., loans that generally target borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (i.e., loans that generally target borrowers with better credit scores who borrow with alternative documentation, such as little or no verification of income).

Business Strategy

Highlights of our current business strategy include the following:

•

Continuing to emphasize one- to four-family residential mortgage loans while increasing our holdings of such loans with adjustable rates. We have been and will continue to be primarily a one- to four-family residential mortgage lender to borrowers in our market area. As of September 30, 2011, $147.7 million, or 45.0%, of our total assets consisted of one- to four-family residential mortgage loans, compared to $154.1 million, or 52.9%, of total assets at September 30, 2010.

We historically have held primarily fixed-rate loans in our one- to four-family residential mortgage loan portfolio. However, in order to better manage the interest rate sensitivity of our loan portfolio, in 2009 we began to increase our emphasis on adjustable-rate mortgage loan originations. In addition, in fiscal year 2010, we began selling substantially all of our new fixed-rate one- to four-family residential mortgage loans through the Federal Home Loan Bank of Cincinnati Mortgage Purchase Program.

•

Increasing our origination of commercial real estate loans, home equity loans and lines of credit, and other consumer loans. While we will continue to emphasize one- to four-family residential mortgage loans, we also intend to continue to increase our origination of nonresidential real estate loans, home equity loans and lines of credit, other consumer loans and commercial business loans in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. Between September 30, 2010 and September 30, 2011, commercial real estate loans increased $2.5 million, or 33.5%, home equity loans and lines of credit increased $0.8 million, or 15.8%, other consumer loans increased $2.6 million, or 29.7%, and commercial business loans increased $1.8 million, or 88.9%. We expect each of these loan categories to continue to grow over the next three years. The additional capital raised in the stock offering increased our commercial real estate lending capacity by enabling us to originate more loans and loans with larger balances. See “Business of Home Federal Savings and Loan Association—Lending Activities—Commercial Real Estate Lending.”

•

Managing interest rate risk while enhancing to the extent practicable our net interest margin. During the last several years, we have taken steps that are intended to enhance our interest rate margin (in relation to what it would have been had we remained exclusively a residential lender) as well as our ability to manage our interest rate risk in the future. In particular, we have attempted to increase our holdings of nonresidential loans including commercial real estate loans and consumer loans, which generally have shorter terms to maturity and higher yields than fixed-rate one- to four-family mortgage loans, and which allows us to reinvest these funds into market-rate loans as interest rates change. In addition, we have increased our origination of adjustable-rate one- to four-family residential loans and have developed a secondary market capability with the Federal Home Loan Bank of Cincinnati so that we can sell our new fixed-rate one- to four-family mortgage loans that do not fit within our asset/liability management parameters.

•

Increasing our “core” deposit base. We are seeking to build our core deposit base. We believe such core deposits not only have favorable cost and interest rate change resistance, but also allow us greater opportunity to connect with our customers and offer them other financial services and products. As part of this plan, we added a new branch office in Greenup in 2009 and installed ATMs at all of our retail offices. While we do not expect to offer any new deposit products in the short term, we will continue to provide our high quality service and products, including our reward checking program, as well as competitive pricing to attract deposits.

•

Expanding our banking relationships to a larger base of customers. We were established in 1889 and have been operating continuously since that time. As of June 30, 2011 (the latest date for which deposit market share information is available from the Federal Deposit Insurance Corporation), our market share of deposits represented 16.6% of Federal Deposit Insurance Corporation-insured deposits in Boyd, Greenup and Lawrence Counties in Kentucky, combined. We will seek to expand our customer base and offer our products and services to the new base of customers by using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services.

•

Maintaining strong asset quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our market area only. Our non-performing assets totaled $2.8 million or 0.85% of total assets at September 30, 2011. Our ratio of total nonperforming loans to total loans was 1.46% at September 30, 2011.

Critical Accounting Policy

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on income or on the carrying value of certain assets, to be critical accounting policies. We consider the following to be our critical accounting policy:

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the terms of the loan is not expected. Commercial and non-residential real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Comparison of Financial Condition at September 30, 2011 and September 30, 2010

Total assets increased $36.8 million, or 12.6%, to $327.9 million at September 30, 2011, from $291.1 million at September 30, 2010. The increase in total assets reflected increases of $31.5 million in securities available for sale and $5.2 million in cash and cash equivalents.

Net loans totaled $183.7 million at September 30, 2011 compared to $182.4 million at September 30, 2010, a slight increase of $1.3 million, or 0.7%. One- to four-family loans decreased $6.4 million, or 4.1%, to $147.7 million at September 30, 2011, from $154.1 million at September 30, 2010. Our consumer loans increased $3.4 million, or 24.6%, to $17.0 million at September 30, 2011 from $13.6 million at September 30, 2010. In particular, motor vehicle loans increased $1.8 million, or 31.7%, during the same period. The increase in consumer loans and motor vehicle loans was due to our increased focus on shorter term consumer loans. The decrease in one- to four-family loans was due to new fixed rate one- to four-family mortgage loans being sold to the FHLB which decreased new loan originations in the portfolio. However, this decrease was offset by an increase in commercial real estate loans of $2.5 million, or 33.5%, an increase in commercial business loans of $1.8 million, or 88.9%, and an increase in consumer loans of $3.4 million, or 24.6%.

Total investment securities increased $31.5 million, or 69.7%, to $76.7 million at September 30, 2011, from $45.2 million at September 30, 2010. The increase was due to an increase in obligations of states and political subdivisions to $33.4 million at September 30, 2011, from $29.2 million at September 30, 2010, an increase in obligations of U.S. Government agencies and sponsored entities to $39.3 million at September 30, 2011, from $16.0 million at September 30, 2010, and the purchase of government sponsored entities residential mortgage-backed securities in the amount of $4.0 million for the year ended September 30, 2011. The higher allocation of municipal and government securities reflected our efforts to generate higher after-tax yields from our investment portfolio.

Cash and cash equivalents increased $5.2 million, or 12.0%, to $48.4 million at September 30, 2011, from $43.2 million at September 30, 2010. Cash and cash equivalents increased mainly due to the increase in cash and amounts due from financial institutions. The increase in cash available was primarily attributable to the sale of shares of common stock as a result of the conversion. We have maintained increased balances of cash and cash equivalents while we evaluate opportunities to deploy funds into higher-yielding investments such as loans and securities with acceptable risk and return characteristics.

Federal Home Loan Bank of Cincinnati stock, at cost, increased $23,000 to $1.9 million at September 30, 2011. This increase was attributable to complying with FHLB requirements.

Other real estate owned decreased $132,000, or 60.2%, to $87,000 at September 30, 2011.

At September 30, 2011, our investment in bank-owned life insurance totaled $6.5 million, an increase of $0.2 million from September 30, 2010.

Other assets decreased $0.6 million, to $1.8 million at September 30, 2011, from $2.4 million at September 30, 2010. The decrease in other assets was attributable to a decline in prepaid Federal Deposit Insurance Corporation insurance, and decreases in prepaid income taxes and deferred income taxes.

Deposits increased $14.9 million, or 6.5%, to $242.7 million at September 30, 2011, from $227.8 million at September 30, 2010. The increase in deposits during fiscal year 2011 was primarily due to an increase of NOW and demand deposits to $26.7 million at September 30, 2011 from $21.0 million at September 30, 2010, as well as an increase in savings and other deposits to $59.2 million at September 30, 2011 from $38.2 million at September 30, 2010, offset by a decrease in certificates of deposit to $124.4 million at September 30, 2011 from 139.2 million at September 30, 2010.

Borrowings, consisting of Federal Home Loan Bank of Cincinnati advances, decreased $9.1 million, or 28.2%, to $23.1 million at September 30, 2011, from $32.2 million at September 30, 2010. The decrease in borrowings was primarily the result of early payoffs and regular amortization.

Total equity increased $31.1 million, or 113.0%, to $59.1 million at September 30, 2011, from $27.7 million at September 30, 2010. The increase was primarily attributable to the offering of common stock which resulted in additional paid-in capital of $31.7 million at September 30, 2011, compared to $0 at September 30, 2010.

Comparison of Operating Results for the Years Ended September 30, 2011 and September 30, 2010

General. Net income for the year ended September 30, 2011 was $1.7 million, compared to net income of $2.2 million for the year ended September 30, 2010, a decrease of $0.5 million, or 22.7%. The decrease in net income was primarily due to a decrease in the net gains on sales of securities, which decreased to $28,000 for the year ended September 30, 2011 from $2.2 million for the year ended September 30, 2010, a decline of $2.2 million, offset by a decrease in non-interest expense to $6.9 million for September 30, 2011, a decrease of $0.9 million from September 30, 2010.

Interest Income. Total interest income decreased $0.8 million, or 5.8%, to $12.9 million for the year ended September 30, 2011 from $13.7 million for the year ended September 30, 2010. This decrease was primarily due to a $1.1 million decrease in interest income on taxable securities, partially offset by an increase of $203,000 in interest income from tax exempt securities. The average balance of loans during fiscal year 2011 increased $7.3 million to $182.8 million, while the average yield on loans decreased by 21 basis points to 6.05% for fiscal year 2011 from 6.26% for fiscal year 2010. The decrease in yield reflected the generally lower interest rate environment. The decrease in income from investment securities reflected a decrease in the average yield on investment securities by 186 basis points to 2.44% for fiscal year 2011 from 4.30% for fiscal year 2010.

Interest Expense. Total interest expense decreased $1.0 million, or 18.7%, to $4.5 million for the year ended September 30, 2011 from $5.6 million for the year ended September 30, 2010. Interest expense on deposit accounts decreased $0.8 million, or 17.3%, to $3.7 million for the year ended September 30, 2011 from $4.5 million for the year ended September 30, 2010. The decrease was primarily due to a decrease in average cost of deposits to 1.6% in fiscal year 2011 from 2.1% for fiscal year 2010, reflecting the declining interest rate environment. The decrease in average cost was partially offset by a $26.1 million, or 12.2%, increase in the average balance of interest-bearing deposits to $240.8 million for fiscal year 2011 from $215.0 million for fiscal year 2010.

Interest expense on Federal Home Loan Bank of Cincinnati advances decreased $0.3 million to $0.8 million for the year ended September 30, 2011 from $1.1 million for the year ended September 30, 2010. The average balance of advances decreased $9.9 million to $26.4 million for fiscal year 2011 from $36.4 million for fiscal year 2010, while the average cost of advances increased by 11 basis points to 3.02% for fiscal year 2011 from 2.91% for fiscal year 2010.

Net Interest Income. Net interest income increased $0.3 million, or 3.1%, to $8.4 million for the year ended September 30, 2011 from $8.2 million for the year ended September 30, 2010. The increase reflected a slight increase in our interest rate spread to 3.05% in fiscal year 2011 from 3.01% in fiscal year 2010, and a slight decrease in our net interest margin to 3.08% in fiscal year 2011 from 3.11% in fiscal year 2010.

Provision for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when we believe the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

We evaluate the allowance for loan losses on a regular basis and the provision is based upon our periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The factors we considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. We determine the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial loans by either the present value of expected future cash flows discounted at the loans effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar loan characteristics, including individually evaluated loans not determined to be impaired, are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, we do not separately identify individual consumer and residential loans for impairment measurements.

Due to the fact that commercial loans are a relatively new product line for Home Federal and considering no historical loss basis exists, we have made qualitative adjustments to the allowance for loan losses to account for the fact that this is a new product line. At the time of the first of these commercial loan originations, peer data provided an industry average of approximately 2% which was applied to the commercial loan portfolio in the allowance for loan loss calculation. Over time, the continued lack of historical loss in this product line allowed some reduction of the calculation percentage. As economic conditions, unemployment and limited growth in the local economy have worsened, these and other qualitative factors were considered in continuing adjustments to the allowance for loan losses for commercial loans, which is presently at 1.3% of the portfolio with no loss to date. In addition, minimal loss history is available for the consumer loan portfolio for which we have also allocated 0.45% for qualitative considerations as of September 30, 2011 and September 30, 2010.

Based upon our evaluation of these factors, a provision of $615,000 was recorded for the year ended September 30, 2011, a decrease of $35,000, or 5.4%, from the provision of $650,000 for the year ended September 30, 2010. The provision for loan losses for the year ended September 30, 2011 reflected net charge-offs of $91,000 compared to net charge-offs of $71,000 for fiscal year 2010. The allowance for loan losses was $1.7 million, or 0.90% of total loans at September 30, 2011 compared to $1.1 million, or 0.62% of total loans at September 30, 2010. Total nonperforming loans were $2.7 million at September 30, 2011 compared to $2.2 million at September 30, 2010. At September 30, 2011 and September 30, 2010, we had no impaired loans. As a percentage of nonperforming loans, the allowance for loan losses was 61.48% at September 30, 2011 compared to 50.85% at September 30, 2010. The increase in the allowance for loan losses for the year ended September 30, 2011 compared to the year ended September 30, 2010 reflected increases in our general valuation allowance due to increases in our nonperforming loans, net charge-offs, and consideration of current economic factors.

To the best of our knowledge, the allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses, which were inherent in the loan portfolio at September 30, 2011 and September 30, 2010.

Noninterest Income. Noninterest income decreased $2.0 million to $1.1 million for the year ended September 30, 2011 from $3.1 million for the year ended September 30, 2010. The decrease in fiscal year 2011 was primarily related to the $2.2 million decrease on net gains on sales of securities at year-end September 30, 2011, compared to year-end September 30, 2010.

Noninterest Expense. Noninterest expense decreased $0.9 million, or 11.4%, to $6.9 million for the year ended September 30, 2011 from $7.8 million for the year ended September 30, 2010. The decrease primarily reflected a decrease of $1.4 million in data processing expenses, offset primarily by a $0.4 million increase in salaries and employee benefits expense. As to employee benefit expenses, we anticipate that our contribution to the multi-employer pension plan in fiscal year 2012 will be $703,000.

Provision for Income Taxes. Income tax expense was $279,000 for the year ended September 30, 2011 compared to $651,000 for the year ended September 30, 2010. The effective tax rate as a percent of pre-tax income was 14.2% and 22.9% for the years ended September 30, 2011 and 2010, respectively. This decrease in the effective tax rate was due to the increase in tax exempt interest income in the amount of $203,000 or 24.8%.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

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

	For the Year Ended September 30,
	2011			2010			2009
		Interest			Interest			Interest
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$182,826	$11,070	6.05%	$175,563	$10,985	6.26%	$141,430	$9,260	6.55%
Investment securities	73,070	1,780	2.44%	61,437	2,643	4.30%	85,338	3,985	4.67%
FHLB stock	1,893	80	4.23%	1,858	83	4.47%	1,834	87	4.74%
Other interest-earning assets	14,759	8	0.05%	23,825	18	0.08%	7,505	10	0.13%

Total interest-earning assets	272,548	12,938	4.75%	262,683	13,729	5.23%	236,107	13,342	5.65%
Noninterest-earning assets	26,834			18,606			16,601

Total assets	$299,382			$281,289			$252,708
Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	85,055	694	0.82%	57,315	566	0.99%	46,000	822	1.79%
Certificates of deposit	155,723	3,037	1.95%	157,351	3,947	2.51%	148,293	4,873	3.29%

Total interest bearing deposits	240,778	3,731	1.55%	214,666	4,513	2.10%	194,293	5,695	2.93%
FHLB advances	26,448	799	3.02%	36,367	1,058	2.91%	30,593	908	2.97%

Total interest bearing liabilities	267,226	4,530	1.70%	251,033	5,571	2.22%	224,886	6,603	2.94%
Non-interest bearing liabilities:
Non-interest bearing deposits	1,000			407			27
Accrued interest payable	482			636			860
Other liabilities	2,358			2,342			1,937

Total non-interest bearing liabilities	3,840			3,385			2,824

Total liabilities	271,066			254,418			227,710
Retained earnings	27,423			25,331			24,713
Accumulated other comprehensive income	893			1,540			285

Total equity	28,316			26,871			24,998

Total liabilities and equity	$299,382			$281,289			$252,708
Net interest income		8,408			8,158			6,739
Interest rate spread			3.05%			3.01%			2.71%
Net interest margin			3.08%			3.11%			2.85%
Average interest-earning assets to average interest-bearing liabilities		101.99%			104.64%			104.99%

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

Year Ended September 30,
2011 Compared to 2010	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$446	$(361)	$85
Investment securities	434	(1,297)	(863)
Other interest-earning assets	(4)	(9)	(13)

Total	876	(1,667)	(791)
Interest expense:
Now, Savings, Money Market, and other	239	(111)	128
Certificates	(40)	(870)	(910)
FHLB advances	(298)	39	(259)

Total	(99)	(942)	(1,041)

Increase (decrease) in net interest income	$975	$(725)	$250

Year Ended September 30,
2010 Compared to 2009	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$2,151	$(426)	$1,725
Investment securities	(1,047)	(295)	(1,342)
Other interest-earning assets	15	(11)	4

Total	1,119	(732)	387
Interest expense:
Now, savings, money market, and other	170	(426)	(256)
Certificates	283	(1,209)	(926)
FHLB advances	168	(18)	150

Total	621	(1,653)	(1,032)

Increase (decrease) in net interest income	$498	$921	$1,419

Management of Market Risk

Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our net interest income to changes in market interest rates.

Our Board of Directors is responsible for the review and oversight of our asset/liability strategies. The Asset/Liability Committee of the Board of Directors meets quarterly and is charged with developing an asset/liability management plan. Our Board of Directors has also established an Asset/Liability Management

Committee consisting of senior management. This committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

Among the techniques we are currently using to manage interest rate risk are: (i) increasing our portfolio of adjustable-rate one- to four-family residential loans; (ii) increasing our origination of commercial and multifamily residential real estate, commercial business and motor vehicle and other consumer loans as they generally reprice more quickly than residential mortgage loans; (iii) maintaining a strong capital position, which provides for a favorable level of interest-earning assets relative to interest-bearing liabilities; and (iv) emphasizing less interest rate sensitive and lower-costing “core deposits.” We also maintain a portfolio of short-term or adjustable-rate assets and from time to time have used fixed-rate Federal Home Loan Bank advances and brokered deposits to extend the term to repricing of our liabilities.

Depending on market conditions, from time to time we place more emphasis on enhancing net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our assets and liabilities portfolios can, during periods of stable or declining interest rates, provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines due to differences between long- and short-term interest rates.

An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates. We have utilized the Office of the Comptroller of the Currency net portfolio value model (“NPV”) to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV.

Set forth below is an analysis of the changes to the economic value of our equity that would occur to our NPV as of September 30, 2011 in the event of designated changes in the United States treasury yield curve. At September 30, 2011, the economic value of our equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

Interest Rate Sensitivity of Net Portfolio Value (NPV)

	Net Portfolio Value			NPV as %
	(Dollars in thousands)			of PV of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change
+300bp	50,645	(5,224)	-9%	15.26%	(93) bp
+200bp	52,945	(2,924)	-5%	15.73%	(47) bp
+100bp	54,586	(1,283)	-2%	16.01%	(18) bp
+50bp	55,168	(701)	-1%	16.09%	(11) bp
0bp	55,869	—	—	16.20%	—
-50bp	56,655	786	1%	16.34%	14 bp
-100bp	57,207	1,338	2%	16.44%	24 bp

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Our policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Liquidity and Capital Resources

Our primary sources of funds are deposits and the proceeds from principal and interest payments on loans and investment securities. We also utilize Federal Home Loan Bank advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally manage the pricing of our deposits to be competitive within our market and to increase core deposit relationships.

Our cash flows are comprised of three primary classifications: (i) cash flows used by operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows provided by operating activities were $3.6 million for the year ended September 30, 2011, and net cash flows used in operating activities were $2.1 million for the year ended September 30, 2010. Net cash flows used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturities and sales of securities. Net cash flows used in investing activities were $33.5 million for the year ended September 30, 2011, and net cash flows from investing activities were $15.6 million for the year ended September 30, 2010. Net cash flows from financing activities for fiscal year 2011 consisted of activity in deposits, FHLB borrowings, issuance of common stock, and cash provided to the ESOP and equaled $35.1 million, while net cash flows from financing activities in fiscal year 2010 consisted of activity in deposits and FHLB borrowings and equaled $11.0 million. The change in net cash flows provided by financing activities over the periods was primarily due to the issuance of common stock as part of the conversion.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2011 and 2010, cash and cash equivalents totaled $48.4 million and $43.2 million, respectively. We may also utilize the sale of securities available for sale, Federal Home Loan Bank of Cincinnati advances and other borrowings as sources of funds.

At September 30, 2011 and September 30, 2010, we had outstanding commitments to originate loans of $2.4 million and $2.4 million, respectively, unfunded commitments under lines of credit of $4.0 million and $4.4 million, respectively, and standby letters of credit of $40,000, and $40,000, respectively. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows.

Certificates of deposit scheduled to mature in one year or less from September 30, 2011 totaled $88.1 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At September 30, 2011, we had $23.1 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $50.6 million. Upon completion of the conversion and offering, the liquid assets of Poage Bankshares and Home Federal increased.

We are subject to various regulatory capital requirements. At September 30, 2011, we were in compliance with all applicable capital requirements. See “Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements,” and Note 12 of the Notes to our Financial Statements.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 13 of the Notes to our Financial Statements.

For the fiscal years ended 2011 and 2010, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, and newly issued, but not yet effective accounting standards, see Note 1 of the Notes to our Financial Statements.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk, see Item 7 – “Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Poage Bankshares, Inc.

Ashland, Kentucky

We have audited the accompanying consolidated balance sheets of Poage Bankshares, Inc. (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poage Bankshares, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Columbus, Ohio

December 28, 2011

POAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2011 and 2010

	September 30,
	2011	2010
	(In thousands)
ASSETS
Cash and due from financial institutions	$48,440	$4,058
Federal funds sold	—	39,175

Cash and cash equivalents	48,440	43,233
Interest-bearing deposits in other financial institutions	—	100
Securities available for sale	76,745	45,234
Loans held for sale	1,012	1,701
Loans, net of allowance of $1,658, and $1,134	183,696	182,358
Federal Home Loan Bank stock, at cost	1,906	1,883
Other real estate owned, net	87	219
Premises and equipment, net	6,322	6,449
Company owned life insurance	6,467	6,239
Accrued interest receivable	1,491	1,370
Other assets	1,786	2,361

	$327,952	$291,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$1,139	$745
Interest bearing	241,583	227,067

Total deposits	242,722	227,812
Federal Home Loan Bank advances	23,117	32,205
Accrued interest payable	435	505
Other liabilities	2,590	2,879

Total liabilities	268,864	263,401
Commitments and contingent liabilities (Note 13)	—	—
Shareholders’ equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,372,375 issued and outstanding	34	—
Additional paid-in-capital	31,955	—
Retained earnings	28,757	27,067
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,698)	—
Accumulated other comprehensive income	1,040	679

Total shareholders’ equity	59,088	27,746

	$327,952	$291,147

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended September 30, 2011 and 2010

	Year ended September 30,
	2011	2010
	(In thousands except per share)
Interest and dividend income
Loans, including fees	$11,070	$10,985
Taxable securities	758	1,824
Tax exempt securities	1,022	819
Federal funds sold and other	88	101

	12,938	13,729
Interest expense
Deposits	3,731	4,513
Federal Home Loan Bank advances and other	799	1,058

	4,530	5,571

Net interest income	8,408	8,158
Provision for loan losses	615	650

Net interest income after provision for loan losses	7,793	7,508
Non-interest income
Service charges on deposits	416	464
Other service charges	17	14
Net gains on sales of loans	361	93
Net gains on sales of securities	28	2,269
Income from company owned life insurance	226	234
Other	19	37

	1,067	3,111
Non-interest expense
Salaries and employee benefits	3,693	3,321
Occupancy and equipment	751	695
Data processing	502	1,878
Federal deposit insurance	260	286
Foreclosed assets, net	204	88
Advertising	279	285
Other	1,202	1,228

	6,891	7,781

Income before income taxes	1,969	2,838
Income tax expense	279	651

Net income	$1,690	$2,187

Earnings per share since conversion:
Basic	$0.01	N/A
Diluted	0.01	N/A

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended September 30, 2011 and 2010

	Year ended September 30,
	2011	2010
	(In thousands)
Net income	$1,690	$2,187
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	574	268
Reclassification adjustments for (gains) losses recognized in income	(28)	(2,269)

Net unrealized holding gains (losses) on available for sale securities	546	(2,001)
Tax effect	(185)	680

Other comprehensive income (loss):	361	(1,321)

Comprehensive income	$2,051	$866

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended September 30, 2011 and 2010

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(in thousands)
Balances, October 1, 2009	$—	$—	$24,880	$—	$2,000	$26,880
Net income	—	—	2,187	—	—	2,187
Change in unrealized gain (loss) on securities available for sale, net of taxes	—	—	—	—	(1,321)	(1,321)

Balances, September 30, 2010	—	—	27,067	—	679	27,746
Net income	—	—	1,690	—	—	1,690
Change in unrealized gain (loss) on securities available for sale, net of taxes	—	—	—	—	361	361
Issuance of 3,372,375 common shares, net of costs of $1.7 million	34	31,955	—	—	—	31,989
269,790 shares purchased under employee stock ownership plan	—	—	—	(2,698)	—	(2,698)

Balances, September 30, 2011	$34	$31,955	$28,757	$(2,698)	$1,040	$59,088

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended September 30, 2011 and 2010

	Year ended September 30,
	2011	2010
	(In thousands)
OPERATING ACTIVITIES:
Net income	$1,690	$2,187
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	371	320
Provision for loan losses	615	650
Loss (gain) on sale of securities	(28)	(2,269)
Loss (gain) on sale of other real estate owned	81	63
Net amortization on securities	459	94
Deferred income tax (benefit) expense	(160)	38
Net gain on sale of loans	(361)	(93)
Origination of loans held for sale	(10,627)	(4,721)
Proceeds from loans held for sale	11,677	3,113
Increase in cash value of life insurance	(226)	(234)
Decrease (increase) in:
Accrued interest receivable	(121)	(1)
Other assets	550	(1,570)
Increase (decrease) in:
Accrued interest payable	(70)	(189)
Other liabilities	(291)	531

Net cash from (used in) operating activities	3,559	(2,081)

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	1,964	48,820
Proceeds from calls	41,143	4,046
Proceeds from maturities	445	375
Purchases	(75,065)	(32,595)
Principal payments received	117	11,978
Purchase of Federal Home Loan Bank Stock	(23)	(49)
Term deposits in other financial institutions:
Proceeds from maturities	100	100
Purchases	—	(100)
Loan originations and principal payments on loans, net	(2,504)	(16,399)
Proceeds from the sale of other real estate owned	602	161
Purchase of office properties and equipment	(244)	(689)

Net cash from (used in) investing activities	(33,465)	15,648

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended September 30, 2011 and 2010

FINANCING ACTIVITIES
Net change in deposits	14,910	18,114
Proceeds from Federal Home Loan Bank borrowings	—	1,200
Payments on Federal Home Loan Bank borrowings	(9,088)	(8,363)
Proceeds from issuance of common stock, net of conversion costs	31,989	—
Cash provided to ESOP	(2,698)	—

Net cash from (used in) financing activities	35,113	10,951

INCREASE IN CASH AND CASH EQUIVALENTS	5,207	24,518
Cash and cash equivalents at beginning of year	43,233	18,715

CASH AND CASH EQUIVALENTS AT END OF YEAR	$48,440	$43,233

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$4,600	$5,760
Income taxes	—	1,765
Real estate acquired in settlement of loans	$551	$295

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Poage Bankshares, Inc. (the “Company”) and the Company’s wholly owned subsidiary, Home Federal Savings and Loan Association (the “Association”). The Company’s principal business is the business of the Association. Inter-company transactions and balances are eliminated in consolidation.

The Association is a federally chartered savings and loan association. The Association currently serves the financial needs of communities in its market area through its main office located in Ashland, Kentucky and its branch offices located in Flatwoods, South Shore, Louisa, Summitt and Greenup, Kentucky. The Association’s business involves attracting deposits from the general public and using such deposits, together with other funds, to originate primarily one-to-four family residential mortgage loans and, to a lesser extent, commercial and multi-family real estate and construction loans primarily in its market area which includes the Kentucky counties of Boyd, Greenup and Lawrence and the Ohio counties of Scioto and Lawrence.

Reorganization: The Board of Directors of the Association adopted a Plan of Conversion on December 21, 2010 (the “Plan”) from a federally chartered mutual savings association to a federally chartered stock savings association (“the Conversion”). The Conversion was accomplished through the amendment of the Association’s charter and the sale of common stock in an amount equal to the market value of the Association. A subscription offering the shares of the Association’s common stock was offered to the Association’s depositors, and second, to the Association’s tax-qualified employee benefit plans. No shares in the subscription were offered for sale to the general public.

On September 12, 2011, the conversion from a mutual savings association to a federally chartered stock savings association was completed. A new holding company, Poage Bankshares, Inc., was established as part of the conversion. The public offering was consummated through the sale and issuance by the Company of 3,372,375 shares of common stock at $10 per share. Net proceeds of $32.0 million were raised in the stock offering, after deduction of conversion costs of $1.7 million and excluding $2.7 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the ESOP), enabling it to finance the purchase of 269,790 shares of common stock in the offering.

Voting rights are held and exercised exclusively by the stockholders of the new holding company. Deposit account holders will continue to be insured by the FDIC.

A liquidation account was established in the amount of $28,049,000, which represented the Association’s retained earnings as of the latest statement of financial condition contained in the final offering circular utilized in connection with the Conversion. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Association after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Association may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. Any repurchases of the Company’s common stock will be conducted in accordance with applicable laws and regulations.

Subsequent Events: The Company has evaluated subsequent events for recognition and disclosure through the date the financial statements were issued.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, federal funds purchased and sold, and repurchase agreements.

Interest-Bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement, and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the contractual life of the loan using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Real estate loans and commercial and industrial loans are charged off on a case by case basis at such time that management determines the loan to be uncollectible. Past due status of all loan types is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. All loan types are moved to non-accrual status in accordance with the Association’s policy, typically after 90 days of non-payment.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All interest accrued but not received for all loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. All loan types are returned to accrual status when all principal and interest are brought current and the loan has been performing according to the contractual terms for a period of not less than 6 months.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within a 50 mile radius of its home office. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the immediate area. At September 30, 2011 and September 30, 2010, the Association held $0, and $39,175,000, respectively, in overnight deposits/federal funds sold at Federal Home Loan Bank of Cincinnati (“FHLB”). In addition, the Company held common stock of the FHLB totaling $1,906,000, and $1,883,000, and other deposits totaling $6,376,000, and $737,000 at September 30, 2011 and 2010, respectively.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. If a loan is categorized as loss under the regulatory definitions of loan classifications, the loan is immediately charged off. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which are inherent in the loan portfolio at September 30, 2011 and September 30, 2010.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. At September 30, 2011, although all of the aforementioned qualitative factors were considered, management specifically made qualitative adjustments to increase the general component of the reserve to reflect the impact of the continued weak national and local economies as well as the decline in real estate values for all loan segments. For commercial and industrial loans, management increased the general component to reflect the lack of prolonged history of the Company in making these types of loans.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified at the borrower’s request, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified as having differing risk characteristics:

Real estate loans: Loans secured by real estate represent the lowest risk of loans for the Company. The majority of loans in this segment are loans secured by the borrower’s principal residence; however, there are also loans secured by apartment buildings, non-owner occupied property, commercial real estate, or construction and land development projects. They include fixed and floating rate loans as well as loans for commercial purposes or consumer purposes. Borrowers with loans in this category, whether for commercial or consumer purposes, tend to make their payments timely as they do not want to risk foreclosure and loss of the primary residence.

Commercial and industrial loans: These loans to businesses do not have real estate as the underlying collateral. Instead of real estate, collateral could be business assets such as equipment or accounts receivable or the personal guarantee of one or more guarantors. These loans generally present a higher level of risk than loans secured by real estate because in the event of default by the borrower, the business assets must be liquidated and/or guarantors pursued for deficit funds. Business assets are worth more while they are in use to produce income for the business and worth significantly less if the business is no longer in operation. For this reason, the Company discounts the value on these types of collateral prior to meeting the Company’s loan-to-value policy limits.

Consumer loans: Consumer loans are generally loans to borrowers for non-business purposes. They can be either secured or unsecured. Consumer loans are generally small in the individual amount of principal outstanding and are repaid from the borrower’s private funds earned from employment. Consumer lending risk is very susceptible to local economic trends. If there is a consumer loan default, any collateral that may be repossessed is generally not well maintained and has a diminished value. For this reason, consumer loans tend to have higher overall interest rates to cover the higher cost of repossession and charge-offs. However, due to their smaller average balance per borrower, consumer loans are collectively evaluated for impairment in determining the appropriate allowance for loan losses.

Servicing Rights: Servicing rights are recognized separately when they are acquired through sales of loans. When mortgage loans are sold, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts when available or, alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Servicing rights are included in the other assets line item of the balance sheet.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Corporation later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No valuation allowance was required at September 30, 2011 or September 30, 2010. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income which is reported on the income statement as other income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 50 years. Furniture, fixtures and equipment are depreciated using the straight-line (or accelerated) method with useful lives ranging from 3 to 10 years.

Federal Home Loan Bank (FHLB) Stock: The Association is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Company Owned Life Insurance: The Association has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The effect of adopting this new guidance was not material.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Supplemental retirement plan expense allocates the benefits over years of service. The Association participates in the Pentegra Defined Benefit Pension Plan for Financial Institutions. This plan covers eligible employees who were employed by the Association prior to January 1, 2007. Employees hired subsequent to that date are not eligible to participate. The employees hired prior to January 1, 2007 continue to earn benefits under the plan. It is the policy of the Association to fund the amount that is determined by annual actuarial valuations.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances do not earn interest. The Association is required to maintain reserve funds in cash or on deposit with a designated depository financial institution. The required reserve at September 30, 2011 and September 30, 2010 was $360,000 and $259,000, respectively.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Employee Stock Ownership Plan: The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Earnings Per Common Share: Basic earnings per common share is net income since the conversion divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Recently Issued but not yet Effective Accounting Pronouncements: In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20 to Receivables (ASC 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU adds new disclosures designed to enhance the transparency of an entity’s allowance for loan and lease losses (ALLL), and the credit quality of its financing receivables, and to increase the understanding of an entity’s credit risk exposure and adequacy of the ALLL. The required disclosures will include the nature of the credit risk inherent in the loan portfolio, how the risk is analyzed and assessed to determine the ALLL, and the changes and reasons for those changes in the ALLL. These disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. This pronouncement had no effect on the Association’s financial position or results of operations. The required disclosures are included as of and for the year ended September 30, 2011.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at September 30, 2011 and September 30, 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)
September 30, 2011
States and political subdivisions	$32,132	$1,305	$(20)	$33,417
U.S. Government agencies and sponsored entities	39,093	249	(11)	39,331
Government sponsored entities residential mortgage-backed:
FNMA	3,944	58	(5)	3,997

Total securities	$75,169	$1,612	$(36)	$76,745

September 30, 2010
States and political subdivisions	$28,201	$1,010	$(1)	$29,210
U.S. Government agencies and sponsored entities	16,003	29	(8)	16,024

Total securities	$44,204	$1,039	$(9)	$45,234

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

The proceeds from sales of securities and the associated gross gains and losses are listed below (in thousands):

	Year ended September 30,
	2011	2010
Proceeds	$1,964	$48,820
Gross gains	28	2,270
Gross losses	—	1

The provision for income taxes related to net realized gains and losses was $10,000 and $771,000 for the years ended September 30, 2011 and 2010, respectively, based on an income tax rate of 34%.

The amortized cost and fair value of the securities portfolio at September 30, 2011 are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Amortized Cost	Fair Value
	(in thousands)
Within one year	$520	$530
One to five years	32,649	33,011
Five to ten years	24,673	25,300
Beyond ten years	13,383	13,907
Mortgage-backed securities	3,944	3,997

Total	$75,169	$76,745

Securities pledged at September 30, 2011 and September 30, 2010 had a carrying amount of $1,313,000 and $1,870,000, respectively, and were pledged to secure public deposits and repurchase agreements.

At year end 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of equity.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

The following table summarizes the securities with unrealized losses at September 30, 2011 and September 30, 2010, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
September 30, 2011
States and political subdivisions	$—	$—	$1,747	$(20)	$1,747	$(20)
U.S. Government agencies and sponsored entities	5,102	(11)	—	—	5,102	(11)
Government sponsored entities residential mortgage-backed:
FNMA	1,547	(5)	—	—	1,547	(5)

Total securities	$6,649	$(16)	$1,747	$(20)	$8,396	$(36)

September 30, 2010
States and political subdivisions	$214	$(1)	$—	$—	$214	$(1)
U.S. Government agencies and sponsored entities	1,770	(8)	—	—	1,770	(8)

Total securities	$1,984	$(9)	$—	$—	$1,984	$(9)

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

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 3 - LOANS

Loans at September 30, 2011 and September 30, 2010 were as follows:

	September 30,
	2011	2010
	(Dollars in thousands)
Real estate:
One to four family	$147,733	$154,098
Multi-family	2,016	2,860
Commercial real estate	9,786	7,331
Construction and land	5,209	3,700

	164,744	167,989
Commercial and Industrial	3,722	1,970
Consumer
Home equity loans and lines of credit	5,796	5,005
Motor vehicle	7,299	5,544
Other	3,885	3,076

	16,980	13,625

Total	185,446	183,584
Less: Net deferred loan fees	92	92
Allowance for loan losses	1,658	1,134

	183,696	$182,358

Activity in the allowance for loan losses for the periods indicated was as follows:

	Year ended September 30,
	2011	2010
	(Dollars in Thousands)
Beginning balance	$1,134	$555
Provision for loan losses	615	650
Loans charged-off	(94)	(71)
Recoveries	3	—

Ending balance	$1,658	$1,134

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 3 - LOANS (Continued)

The components of the provision for loan loss and loans charged-off for the year ended September 30, 2011 were as follows:

	Provision for Loan Losses	Loans Charged-Off
	(in thousands)
Real estate:
One to four family	$565	$83
Multi-family	16
Commercial real estate	(55)	—
Construction and land	56
Commercial and Industrial	—	—
Consumer:
Home equity loans and lines of credit	83	—
Motor vehicle	(35)	—
Other	(15)	11

	$615	$94

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2011. Accrued interest receivable of $872,000 and net deferred loans fees of $92,000 are not considered significant and therefore are not included in the loan balances presented in the tables below (in thousands):

	Allowance for Loan Losses			Loan Balances
Loan Segment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate	$—	$1,368	$1,368	$—	$164,744	$164,744
Commercial and industrial	—	49	49	—	3,722	3,722
Consumer	—	241	241	—	16,980	16,980

Total	$—	$1,658	$1,658	$—	$185,446	$185,446

There were no impaired loans as of or during the years ended September 30, 2011 and September 30, 2010.

Nonaccrual loans and loans past due 90 days still on accrual were as follows (in thousands):

	September 30,
	2011	2010
	(in thousands)
Loans past due over 90 days still on accrual	$—	$896
Nonaccrual loans	2,697	1,334

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 3 - LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 (in thousands):

	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Real estate:
One to four family	$2,158	$—
Multi-family	495	—
Commercial real estate	—	—
Construction and land	—	—
Commercial and industrial	—	—
Consumer:
Home equity loans and lines of credit	19	—
Motor vehicle	21	—
Other	4	—

Total	$2,697	$—

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 by class of loans. Non-accrual loans of $2,697,000 are included in the table below and have been categorized based on their payment status (in thousands).

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate:
One to four family	$100	$11	$2,158	$2,269	$145,464	$147,733
Multi-family	—	—	495	495	1,521	2,016
Commercial real estate	302	59	—	361	9,425	9,786
Construction and land	—	20	—	20	5,189	5,209
Commercial and industrial	1,030	1	—	1,031	2,691	3,722
Consumer:
Home equity loans and lines of credit	—	—	19	19	5,777	5,796
Motor vehicle	49	59	21	129	7,170	7,299
Other	7	1	4	12	3,873	3,885

Total	$1,488	$151	$2,697	$4,336	$181,110	$185,446

The Company had no troubled debt restructurings at September 30, 2011 or September 30, 2010. The Company has no classes of loans that are considered to be subprime.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 3 - LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For all loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity on a quarterly basis. The following table presents the recorded investment in loans based on payment activity as of September 30, 2011:

	Performing	Nonperforming
	(In thousands)
Real estate:
One to four family	$145,575	$2,158
Multi-family	1,521	495
Commercial real estate	9,786	—
Construction and land	5,209	—
Commercial and industrial	3,722	—
Consumer:
Home equity loans and lines of credit	5,777	19
Motor vehicle	7,278	21
Other	3,881	4

	$182,749	$2,697

NOTE 4 - FAIR VALUE

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

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 4 - FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Association has elected the fair value option, are summarized below:

		Fair Value Measurements at September 30, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Financial Assets
Securities:
States and political subdivisions	$33,417	$—	$33,417	$—
U.S. Government agencies and sponsored entitites	39,331	—	39,331	—
Mortgage backed securities: residential	3,997	—	3,997	—

Total securities	$76,745	$—	$76,745	$—

		Fair Value Measurements at September 30, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Financial Assets
Securities:
States and political subdivisions	$29,210	$—	$29,210	$—
U.S. Government agencies and sponsored entitites	16,024	—	16,024	—

Total securities	$45,234	$—	$45,234	$—

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 4 - FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Other real estate owned (one to four family), net	$87	$—	$—	$87

		Fair Value Measurements at September 30, 2010 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Other real estate owned (one to four family), net	$129	—	—	$129

Other real estate owned which is measured at fair value less costs to sell, had a net carrying amount of $87,000, which is made up of the outstanding balance of $87,000 with no valuation allowance at September 30, 2011. At September 30, 2010, other real estate owned had a net carrying amount of $129,000 made up of the outstanding balance of $216,000, net of a valuation allowance of $87,000.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 4 - FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at September 30, 2011 and September 30, 2010 are as follows:

September 30, 2011	Carrying	Fair
(Dollars in thousands)	Amount	Value
Financial assets
Cash and cash equivalents	$48,440	$48,440
Securities	76,745	76,745
Federal Home Loan Bank stock	1,906	N/A
Loans held for sale	1,012	1,037
Loans, net	183,696	190,737
Accrued interest receivable	1,491	1,491
Financial liabilities
Deposits	$242,722	$244,812
Federal Home Loan Bank advances	23,117	24,642
Accrued interest payable	435	435

September 30, 2010	Carrying	Fair
(Dollars in thousands)	Amount	Value
Financial assets
Cash and cash equivalents	$43,233	$43,233
Interest bearing deposits with other financial institutions	100	100
Securities	45,234	45,234
Federal Home Loan Bank stock	1,883	N/A
Loans held for sale	1,701	1,701
Loans, net	182,358	194,906
Accrued interest receivable	1,370	1,370
Financial liabilities
Deposits	$227,812	$229,160
Federal Home Loan Bank advances	32,205	34,003
Accrued interest payable	505	505

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

NOTE 5 - LOAN SERVICING

The Company began selling mortgage loans with servicing rights retained during the year ended September 30, 2010. Mortgage loans serviced for others are not reported as assets. The principal balance of these loans at September 30, 2011 and 2010 were $14,387,000 and $3,119,000, respectively. Custodial escrow balances maintained in connection with serviced loans were $19,000 and $2,000 at September 30, 2011 and year-end 2010.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 5 - LOAN SERVICING (Continued)

Activity for loan servicing during the period and year ends were as follows (in thousands):

	September 30,
	2011	2010
Beginning of period	$31	$—
Additions	112	31
Disposals	—	—
Amortizion to expense	(10)	—

End of period	$133	$31

There was no valuation allowance for servicing rights at September 30, 2011 and September 30, 2010. The fair value of servicing rights is estimated to be $133,000 and $31,000 at September 30, 2011 and September 30, 2010.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2011 and September 30, 2010 were as follows (in thousands):

	September 30,
	2011	2010
Land	$1,132	$1,132
Buildings	5,702	5,617
Furniture, fixtures, and equipment	1,920	1,762
Automobiles	59	59

	8,813	8,570
Less: Accumulated depreciation	2,491	2,121

	$6,322	$6,449

Depreciation expense was $371,000 and $320,000 for the years ended 2011 and 2010, respectively.

NOTE 7 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable was as follows (in thousands):

	September 30,
	2011	2010
Loans	$872	$858
Securities	606	512
Mortgage backed securities: residential	13	—

	$1,491	$1,370

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 8 - DEPOSITS

Time deposits of $100 thousand or more were $70,008,000 and $77,546,000 at years ended September 30, 2011 and 2010.

Scheduled maturities of time deposits for the next five years were as follows (in thousands):

September 30,
2012	$88,088
2013	40,488
2014	12,573
2015	1,467
2016	6,940

Total	$149,556

At September 30, 2011 and 2010, generally accounts in excess of $250,000 are not federally insured.

Interest expense on deposits was as follows (in thousands):

	Year ended September 30,
	2011	2010
Savings	$691	$566
Time deposits	3,040	3,947

	$3,731	$4,513

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At September 30, 2011 and 2010, advances from the Federal Home Loan Bank were as follows:

	September 31,
	2011	2010
	(In Thousands)
Maturities October 2010 through June 2024, fixed rate at rates from 1.94% to 6.75%, weighted average rate of 2.95%at September 30, 2011 and 2.94% at September 30, 2010	$23,117	$32,205

Rates on advances were as follows:

	September 31,
	2011	2010
	(In thousands)
1.75% - 2.75%	$11,601	$16,086
2.76% - 3.75%	8,908	12,492
3.76% - 4.75%	2,446	3,350
4.76% - 5.75%	—	38
5.76% - 6.75%	162	239

	$23,117	$32,205

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by all of the Association’s one to four family first mortgage loans under a blanket lien arrangement at year-end 2011 and 2010 and the Association’s FHLB stock. Based on this collateral and the Association’s holdings of FHLB stock, the Association is eligible to borrow up to a total of $50,593,000 at year-end 2011 and $41,501,000 at year-end 2010.

Payments contractually required over the next five years are as follows (in thousands):

September 30,
2012	$5,647
2013	4,421
2014	3,614
2015	2,948
2016	2,385

Total	$19,015

NOTE 10 - BENEFIT PLANS

Multi-Employer Pension Plan: The Association participates in the Pentegra multi-employer pension plan. This non-contributory defined benefit plan covers all eligible employees meeting certain service and age requirements that were employed by the Association prior to January 1, 2007. Effective January 1, 2007, the Association discontinued the defined benefit plan for all employees hired after December 31, 2006. Contributions to the plan will continue to be made for all eligible pre-2007 participants. It is the Association’s policy to fund the normal cost of the plan. The normal costs totaled $596,000 and $353,000 for the years ended September 30, 2011 and 2010, respectively. The Association’s estimated plan contribution for the fiscal year ending September 30, 2012 is approximately $703,000.

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Expense for the years ended 2011 and 2010 was $22,000 and $8,000, respectively.

Deferred Compensation Plan: A deferred compensation plan covers all directors and certain executive officers. Under the plan, the Association pays each participant, or their beneficiary, the amount of fees deferred plus interest over 20 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans. In January 2003, the Association adopted a non-contributory retirement plan which provides benefits to directors and certain key officers. The Association’s obligations under the plan have been informally funded through the purchase of single premium key man life insurance of which the Association is the beneficiary. The expense incurred for the deferred compensation for the years ended September 30, 2011 and 2010 was $199,000 and $155,000, respectively, resulting in a deferred compensation liability of $1,728,000 and $963,000, respectively. The cash surrender value of the key man life insurance policies totaled $6,467,000 and $6,239,000 at September 30, 2011 and 2010, respectively.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 11 - INCOME TAXES

The provision for income taxes consists of (in thousands):

	Years Ended September 30,
	2011	2010
Currently payable	$439	$613
Deferred expense (benefit)	(160)	38

	$279	$651

The following tabulation reconciles the federal statutory tax rate of 34% to the effective rate of taxes provided for income taxes (in thousands):

	Years Ended September 30,
	2011	2010
Tax at statutory rate	$669	$965
Tax exempt income	(394)	(325)
Other	4	11

Federal income tax expense	$279	$651

Effective tax rate	14.17%	22.94%

The components of the Company’s net deferred tax asset (liability) as of September 30, 2011 and 2010 are summarized as follows (in thousands):

	September 30,
	2011	2010
Deferred tax assets:
Deferred compensation plan	$384	$328
Deferred loan origination fees	31	31
AMT credit carryforward	591	616
Allowance for loan losses	564	385
Other	20	14

	1,590	1,374
Deferred tax liabilities:
Federal Home Loan Bank stock dividends	431	431
Basis in property and equipment	343	320
Accretion on securities	43	46
Other	45	10
Unrealized gains on available for sale securities	536	350

	1,398	1,157

Net deferred tax asset	$192	$217

Management evaluated whether a valuation allowance was necessary based on taxes paid in prior periods and recoverable, projected future income, projected future reversals of deferred tax items, and tax planning strategies. Based on its assessments, management concluded that it was more likely than not that all deferred tax assets could be realized based primarily on current taxes paid and recoverable and projected reversals of deferred tax liabilities, as well as future income. As such, no valuation allowance was recorded as of September 30, 2011 or 2010.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 11 - INCOME TAXES (Continued)

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before September 30, 2008.

Retained earnings at September 30, 2011 included approximately $2,340,688 for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at September 30, 1987, which is the end of the Association’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at September 30, 2011 was approximately $795,834.

NOTE 12 - RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2011 and 2010 were as follows (in thousands):

	September 30,
	2011	2010
Beginning balance	$1,182	$1,318
New loans	336	161
Repayments	(1,086)	(297)

Ending balance	$432	$1,182

Deposits from principal officers, directors, and their affiliates at September 30, 2011 and 2010 were $3,179,000 and $3,564,000, respectively.

During the years ended September 30, 2011 and 2010, the Company paid approximately $37,000 and $42,000 to a principal officer who is a Certified Residential Real Estate Appraiser for appraisals performed on real estate properties that were used as collateral on loans extended to customers. The appraisals performed by the principal officer are consistent with market values. The appraisals are validated through an internal validation process and once a property is foreclosed upon or the loan is deemed impaired, an appraisal from an outside party is obtained.

NOTE 13 - REGULATORY CAPITAL MATTERS

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

As of September 30, 2011, based on the most recent notification from the OCC, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Association’s prompt corrective action category.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 13 - REGULATORY CAPITAL MATTERS (Continued)

Actual and required capital amounts (in thousands) and ratios for the Association are presented below at September 30, 2011 and 2010:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of September 30, 2011:
Total Risk-Based Capital (to Risk-weighted Assets)	$43,748	28.52%	> $	12,270	> 8.00%	$15,388	10.00%
Tier I Capital (to Risk-weighted Assets)	$42,090	27.44%	> $	6,135	> 4.00%	9,203	6.00%
Tier I Capital (to Adjusted Total Assets)	$42,090	12.88%	> $	13,076	> 4.00%	16,346	5.00%
Tangible Capital (to Adjusted Total Assets)	$42,090	12.88%	> $	4,904	> 1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount		Ratio	Amount	Ratio
As of September 30, 2010:
Total Risk-Based Capital (to Risk-weighted Assets)	$28,201	19.76%	> $	11,417	> 8.00%	$14,271	10.00%
Tier I Capital (to Risk-weighted Assets)	$27,067	18.97%	> $	5,709	> 4.00%	$8,563	6.00%
Tier I Capital (to Adjusted Total Assets)	$27,067	9.32%	> $	11,619	> 4.00%	$14,523	5.00%
Tangible Capital (to Adjusted Total Assets)	$27,067	9.32%	> $	4,357	> 1.50%	N/A	N/A

Regulatory capital levels reported above differ from the Association’s total capital, computed in accordance with accounting principles generally accepted in the United States (GAAP), as follows (in thousands):

	September 30,
	2011	2010
Total capital, computed in accordance with GAAP	$43,130	$27,746
Accumulated other comprehensive (income) loss	(1,040)	(679)

Tier I (tangible) capital	42,090	27,067
Allowance for loan losses	1,658	1,134

Total capital	$43,748	$28,201

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Association. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2011, the Association could, without prior approval, declare dividends of approximately $68,000 representing the Association’s retained net profits from the date of conversion.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 14 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off-balance-sheet risk at September 30, 2011 and 2010 were as follows:

	September 30, 2011
	Fixed Rate	Rate	Variable Rate	Rate	Total
Commitments to make loans held for sale	$609,000	3.375% - 4.00%	$—	—	$609,000
Commitments to make loans	740,000	6.00% - 6.50%	1,669,000	3.95% - 5.50%	2,409,000
Unused lines of credit	2,799,000	3.25% - 5.25%	1,239,000	3.25% - 5.25%	4,038,000
Standby letters of credit	—	—	40,000	4.25%	40,000

	September 30, 2010
	Fixed Rate	Rate	Variable Rate	Rate	Total
Commitments to make loans held for sale	$1,496,000	3.88% - 4.88%	$—	—	$1,496,000
Commitments to make loans	—	—	896,000	4.50% - 7.50%	896,000
Unused lines of credit	2,850,000	3.50% - 5.50%	1,555,000	4.50% - 6.50%	4,405,000
Standby letters of credit	—	—	40,000	4.25%	40,000

NOTE 15 - ESOP PLAN

Employees participate in an Employee Stock Option Plan (ESOP). The ESOP borrowed from the Company to purchase 269,790 shares of stock at $10 per share. The Company makes discretionary contributions to the ESOP, as well as paying dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

Participants receive the shares at the end of employment. A participant may require stock received to be repurchased unless the stock is traded on an established market.

There was no contribution to the ESOP during the year ended September 30, 2011.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 15 - ESOP PLAN (Continued)

Shares held by the ESOP at September 30, 2011 were as follows (dollars in thousands):

2011
Allocated to participants	—
Unearned	269,790

Total ESOP shares	269,790

Fair value of unearned shares	$2,973

NOTE 16 - EARNINGS PER SHARE

The factors used in the earnings per share computation, at September 30, 2011, follow (dollars in thousands):

Basic
Net income (September 12, 2011 to September 30, 2011)	$33,000

Weighted average common shares outstanding	3,372,375
Less: Average unallocated ESOP shares	269,790

Average shares	3,102,585

Basic earnings per common share	$0.01

Diluted
Net income	$33,000

Weighted average common shares outstanding for basic earnings per common share	3,102,585
Add: Dilutive effects of assumed exercises of stock options	—

Average shares and dilutive potential common shares	3,102,585

Diluted earnings per common share	$0.01

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 17 - HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following balance sheet, statement of income and statement of cash flows for Poage Bankshares, Inc. should be read in conjunction with the financial statements and notes thereto.

BALANCE SHEET

September 30, 2011

(In thousands)

ASSETS
Cash and cash equivalents	$13,461
Investment in Bank	43,129
ESOP note receivable	2,698

Total assets	$59,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other liabilities	$200
Total shareholders’ equity	59,088

Total liabilities and shareholders’ equity	$59,288

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 17 - HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)

STATEMENT OF INCOME

Period from September 12, 2011 through September 30, 2011

(Dollars in thousands)

Interest and dividend income	$—

Total interest and dividend income	—
Noninterest expense	53

Loss before income taxes and equity in undistributed income of Bank	(53)
Income tax benefit	(18)

Net loss before equity in undistributed income of Bank	(35)
Equity in undistributed income of Bank	68

Net income	$33

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011 and 2010

NOTE 17 - HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOW

Period from September 12, 2011 through September 30, 2011

(Dollars in thousands)

Cash flows from operating activities:
Net income	$33
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in undistributed net income of Bank	(68)
Increase in other liabilities	200

Net cash provided by operating activities	165

Cash flows from investing activities:
Capital contribution to Bank	(15,995)
Loan to ESOP to finance shares	(2,698)

Net cash used for investing activities	(18,693)

Cash flows from financing activities:
Issuance of common stock, net of costs	31,989

Net cash provided by financing activities	31,989

Net increase in cash and cash equivalents	13,461
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$13,461

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b) Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors and executive officers and corporate governance is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Proposal I – Election of Directors.”

A copy of our Code of Business Conduct and Ethics, which applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and Chief Accounting Officer, as officers of the Company, and all other senior financial officers of the Company designated by the Chief Executive Officer from time to time, is available at our web site www.hfsl.com, and will be provided, without charge, upon written request to the Corporate Secretary at 1500 Carter Avenue, Ashland, Kentucky 41101.

Shared Management Structure

The directors of Poage Bankshares are the same persons who are the directors of Home Federal, except that Co-President and Co-Chief Executive Officer Robert S. Curtis serves as Vice Chairman and director of Poage Bankshares and Chief Information Officer James W. King, who is a director of Home Federal, serves as an Advisory Director to Poage Bankshares. In addition, each executive officer of Poage Bankshares is also an officer of Home Federal. We expect that Poage Bankshares and Home Federal will continue to have common executive officers until there is a business reason to establish separate management structures.

Executive Officers of Poage Bankshares, Inc.

The following table sets forth information regarding the executive officers of Poage Bankshares. The executive officers of Poage Bankshares are elected annually.

Name	Age	Position
Robert S. Curtis	61	Vice Chairman, Co-President and Co-Chief Executive Officer
Darryl E. Akers	60	Vice Chairman, Co-President, Co-Chief Executive Officer
James W. King	53	Chief Information Officer and Corporate Secretary

The officers of Poage Bankshares and Home Federal are appointed annually by the Board of Directors. The business experience of James W. King, our executive officer who is not also a director, is set forth below.

Directors of Poage Bankshares, Inc.

Poage Bankshares has seven directors. Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. Directors of Home Federal will be elected by Poage Bankshares as its sole stockholder. In the first quarter of 2011, the board of directors expanded the board of directors by one seat and appointed Robert S. Curtis to the board as Vice Chairman.

The following table states our directors’ names, their ages as of September 30, 2011, the year in which each began serving as a director of Poage Bankshares and the year in which their current terms as a director of Poage Bankshares expire:

Name	Position	Age	Director Since	Current Term Expires
J. Thomas Rupert	Chairman of the Board	65	2011	2012
Darryl E. Akers	Vice Chairman, Co-President, and Co-Chief Executive Officer	60	2011	2012
Robert S. Curtis	Vice Chairman, Co-President and Co-Chief Executive Officer	61	2011	2013
James W. King	Advisory Director, Chief Information Officer and Secretary	53	2011	2013
Thomas P. Carver	Director	61	2011	2012
Everette B. Gevedon	Director	54	2011	2013
Stuart N. Moore	Director	54	2011	2014
Charles W. Robinson	Director	66	2011	2014

Directors of Home Federal

The directors of Home Federal are the same as the directors of Poage Bankshares, except that James W. King is a director of Home Federal and Robert S. Curtis is an Advisory Director of Home Federal and a Director of Poage Bankshares. Also, Jeffery W. Clark became the Chief Financial Officer of Home Federal and Poage Bankshares on September 12, 2011.

The Business Background of Our Directors and Executive Officers

Directors:

Darryl Akers currently serves as Vice Chairman, Co-President, and Co-Chief Executive Officer of Home Federal Savings and Loan Association. Prior to these officer appointments in February 2011, he served as President, Chief Executive Officer and director. Mr. Akers was appointed to the board of directors in 1991 and became President and Chief Executive Officer in 1997. He has been employed by Home Federal Savings and Loan Association since 1973, and has held several positions prior to being named President and Chief Executive Officer, including President, Vice President, loan officer and controller. Mr. Akers was selected to service as a director of Home Federal Savings and Loan Association because his extensive experience in a variety of roles at Home Federal Savings and Loan Association, including as senior loan officer, provides a broad and unique perspective on the challenges facing our organization and our business strategies and operations.

Robert S. Curtis is Co-President and Co-Chief Executive Officer of Home Federal. He is also a director and Vice Chairman of Poage Bankshares and an Advisory Director of Home Federal. Prior to these appointments in February 2011, he served as Chief Operating Officer-Senior Loan Officer of Home Federal since 2010. Prior to this appointment, he served as Executive Vice President-Senior Loan Officer of Home Federal since 2007. Prior to joining Home Federal, Mr. Curtis served as President, Chief Operating Officer and Director of Classic Bank, Ashland, Kentucky.

James W. King currently serves as Executive Vice President, Chief Information Officer and as a member of the board of directors of Home Federal Savings and Loan Association. He is also an Advisory Director of Poage Bankshares. Mr. King was appointed to the board of directors in 1997 and currently serves as Corporate Secretary. Mr. King has been employed by Home Federal Savings and Loan Association since 1983, and has held several positions prior to being named Executive Vice President in 1997 and adding the title of Chief Information Officer in 2010. Mr. King was selected to serve as a director of Home Federal Savings and Loan Association because his experience in a variety of roles at Home Federal Savings and Loan Association provides perspective on the challenges facing our organization and our business strategies and operations.

J. Tom Rupert currently serves as Chairman of the Board of Directors of Home Federal Savings and Loan Association and was appointed to that position in 2006. He has been a member of the board of directors of Home Federal Savings and Loan Association since 1981. He retired as President of Kentucky-Rupert Insurance Agency, Inc., an independent insurance agency in Ashland, Kentucky, on December 31, 2010 after 15 years in that position. However, he continues to serve as a director of Kentucky-Rupert Insurance Agency. Mr. Rupert is a past board member of the Ashland Area Chamber of Commerce and is a member and past President of the Kiwanis Club of Ashland. Mr. Rupert was selected to serve as a director of Home Federal Savings and Loan Association because his experience in insurance and financial services provides insight and perspective with respect to general business operations, as well as experience reviewing financial statements. Further, Mr. Rupert’s extensive business contacts derived from his senior positions with the area Chamber of Commerce and the Kiwanis Club of Ashland have been beneficial to Home Federal’s commercial loan operations.

Thomas P. Carver is the former President of Light Express, Inc. (since 1997), Cascar Management & Leasing Corp. (since 1993) and Light Logistics, Inc. (since 1989). Mr. Carver was selected to serve as director of Home Federal Savings and Loan Association because his extensive experience as president of several different businesses provides a broad and unique perspective on the challenges facing the senior management of our organization and our business strategies and operations.

E. B. Gevedon, MD is President and Chief Executive Officer of Family Allergy Services, Inc., a position he has held for twenty-three (23) years. Dr. Gevedon is a founding member and past Chairman of the Ashland Alliance, the new Chamber of Commerce and Economic Development serving a two-county area. He also served as Chairman of the City of Ashland’s Economic Development Board for five years. His other community service and business activities include current service on the Ashland City Park Board and the Boyd County Board of Health. Dr. Gevedon has previously served as Chairman of the Ashland Tourism Commission and as a board member of the Ashland Community College Foundation and the Highlands Museum and Discovery Center. Dr. Gevedon was selected to serve as a director of Home Federal Savings and Loan Association because his long experience as President and Chief Executive Officer of a small business provides insight to Home Federal as to the lending needs of owners and operators of small businesses in our market area. Further, his extensive experience on area economic development boards provides insight into economic conditions and business development projects within our market area, as well as contacts with area commercial loan prospects.

Stuart N. Moore, DMD recently retired from dentistry after practicing for twenty-five years in the Ashland area. He is currently President of Jasmine Properties LLC, which owns and manages residential and commercial rental properties. Dr. Moore obtained his real estate sales license in 1993 and is employed by Robinson Realty. Dr. Moore was selected to serve as a director because his knowledge of real estate value from construction, comparable sales and income approaches are helpful in evaluating loan approvals, as well as experience reviewing financial statements.

Charles W. Robinson is a certified public accountant who has worked extensively with businesses operating in the Home Federal Savings and Loan Association community. Mr. Robinson has worked in public accounting since 1973. Mr. Robinson performed the audit of Home Federal Savings and Loan Association prior to becoming a director. Mr. Robinson has experience in real estate. Mr. Robinson was selected to serve as a director of Home Federal Savings and Loan Association because his experience in public accounting and real estate provides a broad and unique perspective on the challenges facing our organization and our business strategies and operations, and because his experience as a certified public accountant provides unique insight into our financial accounting practices and procedures, financial reporting and our relationship with our auditors.

Executive Officer:

Jeffery W. Clark, 53, was appointed Senior Accountant of Home Federal in July 2011 and Chief Financial Officer of Home Federal on September 12, 2011. He previously served as Vice President and Chief Financial Officer of Ohio River Bank, Ironton, Ohio since July 2007. Prior to his employment with Ohio River Bank, he served as Deputy Treasurer with the Lawrence County, Ohio Treasurers Office since March 2006. Prior to his employment with the County Treasurers Office, Mr. Clark served as Southeastern Ohio Market Area President for Classic Bank, Ashland, Kentucky since May 2003. Prior to this position, Mr. Clark served as Controller of First Federal Savings Bank of Ironton, Ohio since September 1986 and Chief Financial Officer of its holding company, First Federal Financial Bancorp of Ironton, Ohio, since 1996. Mr. Clark succeeded Darryl E. Akers as Chief Financial Officer of Home Federal and Poage Bankshares on or about the commencement of their new fiscal year on October 1, 2011.

Meetings and Committees of the Board of Directors

We conduct business through meetings of our Board of Directors and its committees. The Board of Directors of Poage Bankshares, which was established in January 2011, has established the following standing committees: the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee. Each of these committees will operate under a written charter, which governs its composition, responsibilities and operations.

The Audit Committee consists of Directors Rupert, Carver, Gevedon, Moore and Robinson, with Mr. Robinson serving as chairman. The Nominating and Corporate Governance Committee consists of Directors Rupert, Carver, Gevedon, Moore and Robinson, with Mr. Gevedon serving as chairman. The Compensation Committee consists of Directors Rupert, Carver, Gevedon, Moore and Robinson, with Mr. Carver serving as chairman.

Based on its review of the criteria of an “audit committee financial expert” under the rules adopted by the Securities and Exchange Commission, the Board of Directors has determined that director Charles W. Robinson qualifies as an audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table. The table below summarizes for the year ended September 30, 2011 the total compensation paid to or earned by Darryl E. Akers, who served as our President and Chief Executive Officer during the year ended September 30, 2011, and our two other most highly compensated executive officers. Each individual listed in the table below is referred to as a “named executive officer.”

Summary Compensation Table For the Year Ended September 30, 2011
Name and principal position	Year	Salary ($)	Bonus ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)(1)	Total ($)
Darryl. E. Akers	2011	138,650	30,000	—	58,773	227,423
Co-President, Co-Chief Executive Officer
James W. King	2011	92,146	30,000	—	70,119	192,265
Executive Vice President
Robert S. Curtis	2011	129,782	30,000	—	12,600	172,382
Co-President and Co-Chief Executive Officer

(1)	The amounts in this column reflect what Home Federal Savings and Loan Association paid for, or reimbursed, the applicable named executive officer for the various benefits and perquisites received. A break down of the various elements of compensation in this column is set forth in the “All Other Compensation For the Year Ended September 30, 2011” table provided below.

Summary Compensation Table For the Year Ended September 30, 2010
Name and principal position	Year	Salary ($)	Bonus ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)(1)	Total ($)
Darryl. E. Akers	2010	136,810	20,000	—	37,821	194,631
Co-President, Co-Chief Executive Officer and Chief Financial Officer
James W. King	2010	92,146	20,000	—	63,153	175,299
Executive Vice President
Cheryl Deborde(2)	2010	57,673	20,000	—	105,807	183,480
Chief Financial Officer, Retired
Robert S. Curtis	2010	110,000	20,000	—	3,775	133,775
Co-President and Co-Chief Executive Officer

(1)	The amounts in this column reflect what Home Federal Savings and Loan Association paid for, or reimbursed, the applicable named executive officer for the various benefits and perquisites received. A break-down of the various elements of compensation in this column is set forth in the “All Other Compensation For the Year Ended September 30, 2010” table provided below.
(2)	Ms. Deborde resigned as our Chief Financial Officer effective July 20, 2010.

All Other Compensation For the Year Ended September 30, 2011
Name	Automobile Expenses ($)		Board and Other Fees ($)		Employer Contributions to 401(k) Plan ($)	Life Insurance (3) ($)	Appraisal Fees ($)		Total All Other Compensation ($)	Total ($)
Darryl E. Akers	$2,203	(1)	20,800	(2)		35,770	—		—	58,773
James W. King	—		20,100	(2)		13,169	36,850	(4)	—	70,119
Robert S. Curtis	—		12,600		—	—	—		—	12,600

(1)	Represents amount taxed to Mr. Akers for his use of an automobile provided by Home Federal Savings and Loan Association.
(2)	Represents fees paid to Messrs. Akers and King for service on the Board of Directors.
(3)	Amounts in this column reflect imputed income from premiums paid by Home Federal Savings and Loan Association with respect to life insurance premiums as well as life insurance premiums paid by Home Federal Savings and Loan Association.
(4)	Represents fees paid to Mr. King for appraisal services provided on real estate properties securing loans by Home Federal Savings and Loan Association.

All Other Compensation For the Year Ended September 30, 2010
Name	Automobile Expenses ($)		Board and Other Fees ($)		Employer Contributions to 401(k) Plan ($)	Life Insurance (3) ($)	Appraisal Fees ($)		Total All Other Compensation ($)		Total ($)
Darryl E. Akers	$1,202	(1)	17,400	(2)	—	19,219	—		—		37,821
James W. King	—		16,800	(2)	—	3,953	42,400	(5)	—		63,153
Cheryl Deborde (4)	—		16,800	(2)	—	4,419	—		84,588	(5)	105,807
Robert S. Curtis	—		—		3,613	162	—		—		3,775

(1)	Represents amount taxed to Mr. Akers for his use of an automobile provided by Home Federal Savings and Loan Association.
(2)	Represents fees paid to Messrs. Akers and King and Ms. Deborde for service on the Board of Directors.
(3)	Amounts in this column reflect imputed income from premiums paid by Home Federal Savings and Loan Association with respect to life insurance premiums as well as life insurance premiums paid by Home Federal Savings and Loan Association.
(4)	In connection with the termination of Ms. Deborde’s employment, Ms. Deborde received $77,500 in severance and $7,088 in lieu of unused vacation time.
(5)	Represents fees paid to Mr. King for appraisal services provided on real estate properties securing loans by Home Federal Savings and Loan Association.

Benefit Plans and Agreements

Change in Control Agreements. On September 12, 2011, Home Federal Savings and Loan Association entered into change in control agreements with Darryl E. Akers, Robert S. Curtis and James W. King. The change in control agreements provide a benefit in the event of an involuntary termination of employment or resignation for good reason following a change in control. The agreements define good reason as:

(i)	the failure to appoint the executive to his executive position (as defined in the agreement),

(ii)	a material change in the executive’s position to become one of lesser responsibility, importance or scope than the position the executive held immediately prior to the change in control,

(iii)	the relocation of the executive’s principal place of employment by more than 30 miles from its location as of the date of the agreement,

(iv)	a material reduction in the executive’s base salary and benefits, or

(v)	the liquidation or dissolution of Home Federal Savings and Loan Association, other than a liquidation or dissolution caused by reorganizations that do not affect the status of the executive.

The severance payment is an amount equal to three times the sum of the executive’s base salary and the highest bonus earned during the prior three years, payable in a lump sum, and the continuation of non-taxable medical and dental coverage for a three-year period. The amount of the payment to be made in connection with a change in control will be reduced, if necessary, to an amount that is $1.00 less than the amount that would otherwise be an “excess parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended (the “Section 280G Limit”). Should Messrs. Akers, King and Curtis have their employment terminated in connection with a change in control as of September 30, 2011, Messrs. Akers, King and Curtis would receive a maximum cash severance payment of approximately $510,000, $510,000, and $366,438, respectively, based upon their current level of compensation, and such amounts may be reduced pursuant to each executive’s Section 280G Limit. The change in control agreements are subject to review and non-objection by the Office of the Comptroller of the Currency. As part of its review, the Office of the Comptroller of the Currency may require changes to the terms and conditions of the change in control agreements.

Executive Supplemental Retirement Plans. Home Federal Savings and Loan Association has purchased insurance policies on the lives of Messrs. Akers and King and has entered into an Executive Supplemental Retirement Plan (the “Plan”) with each of Messrs. Akers and King. The insurance policies are owned by Home Federal Savings and Loan Association, which paid each premium due on the policies in a single lump sum. The amount of the premiums paid for the life insurance policies was $1,058,635 and $365,405, respectively, on behalf of Messrs. Akers and King. Under the Executive Supplemental Retirement Plans, upon an executive’s death while he was employed, the executive’s beneficiary will be paid a death benefit equal to the executive’s Pre-Retirement Account, as defined in the Plan. In the event of the executives’ deaths as of September 30, 2011, the beneficiaries of Messrs. Akers and King would receive a death benefit of approximately $359,157, and $133,349, respectively.

In the event an executive remains in the employment of Home Federal Savings and Loan Association until normal retirement age (age 65), he or she shall receive the balance in the Pre-Retirement Account in 240 equal monthly installments commencing 30 days following the date of the executive’s retirement. In the event an executive terminates employment following a change in control, then the executive shall receive the benefits as if the executive had attained normal retirement age. In the event of a termination of employment following a change in control as of September 30, 2011, Messrs. Akers and King would receive, beginning at normal retirement age (as defined in the agreement), an estimated monthly benefit of $6,708 and $6,143, respectively, which would be payable for 240 months.

Retention and Non-Competition Agreement with Robert S. Curtis. Home Federal Savings and Loan Association has entered into a Retention and Non-Competition Agreement with Mr. Curtis in order to encourage the executive to remain as a full-time executive officer until he attains age 65. Under the agreement, the executive is entitled to a cash payment equal to one time his base salary (as in effect in the preceding fiscal year) upon termination of employment on or after attaining age 65. The cash payment will be paid in four equal annual installments (each installment shall equal 25% of his base salary), with the first payment to be made on the first day of the seventh month after the date of the executive’s termination of employment and the remaining three payments will be made on the anniversary date of the first payment. In the event the executive terminates employment on or after age 64, but prior to age 65, other than due to disability or death, the executive will be entitled to a cash payment equal to one-half of his base salary (as in effect in the preceding fiscal year). If the executive terminates employment prior to age 64, other than due to disability or death, the executive will not receive any cash payment under this agreement. Assuming this agreement was in effect on September 30, 2011, and Mr. Curtis had terminated employment on September 30, 2011, he would not have received any payment under this agreement since he has not attained age 64.

In the event of the executive’s termination of employment for cause (as defined in the agreement), the executive will not receive any payment under this agreement.

In the event of the executive’s termination of employment due to disability, the executive will receive a cash payment equal to one time his base salary (as in effect in the preceding fiscal year). The cash payment will be paid in four equal annual installments (each installment shall equal 25% of his base salary), with the first payment to be made on the first day of the seventh month after the date of the executive’s termination of employment and the remaining three payments will be made on the anniversary date of the first payment.

In the event of the executive’s death while employed, the executive’s beneficiary will receive a cash payment equal to one time his base salary (as in effect in the preceding fiscal year), in a single lump sum within 30 days of the date of the executive’s death.

In addition, Mr. Curtis has agreed not to compete in certain banking activities with Home Federal Savings and Loan Association and Poage Bankshares, Inc. during the period that he is receiving payments under this agreement for the benefit of any business within 20 miles of any office of Home Federal Savings and Loan Association. During such period, Mr. Curtis has also agreed not to solicit or offer employment to any employee of Home Federal Savings and Loan Association or Poage Bankshares, Inc. that would cause such person(s) to terminate employment and accept employment with or provide services to any business that competes with Home Federal Savings and Loan Association or Poage Bankshares, Inc. within 20 miles of any office of Home Federal Savings and Loan Association.

Non-Competition, Consulting and Health Insurance Agreement with Robert S. Curtis. Home Federal Savings and Loan Association has entered into a Non-Competition, Consulting and Health Insurance Agreement with Mr. Curtis pursuant to which Mr. Curtis will perform consulting services following the date of his termination of employment and ending on the date the executive and his spouse qualify for Medicare. In addition, Mr. Curtis will agree not to compete in certain banking activities with Home Federal Savings and Loan Association and Poage Bankshares, Inc. during the term of the agreement for the benefit of any business within 20 miles of any office of Home Federal Savings and Loan Association. During such period, Mr. Curtis has also agreed not to solicit or offer employment to any employee of Home Federal Savings and Loan Association or Poage Bankshares, Inc. that would cause such person(s) to terminate employment and accept employment with or provide services to any business that competes with Home Federal Savings and Loan Association or Poage Bankshares, Inc. within 20 miles of any office of Home Federal Savings and Loan Association. In exchange for the consulting services and the agreement not to compete or solicit, Home Federal Savings and Loan Association has agreed to pay Mr. Curtis a commercially reasonable amount for his services as a consultant, which will be determined on the date of the executive’s termination of employment, provided that such amount shall not exceed his salary, on a prorated basis, on the date of his termination. In addition, Home Federal Savings and Loan Association will provide Mr. Curtis and his spouse with non-taxable medical and dental coverage, with the executive and his spouse paying the employee share of such insurance premiums.

Split Dollar Agreements. Home Federal Savings and Loan Association has purchased insurance policies on the lives of Messrs. Akers and King, and Home Federal Savings and Loan Association has entered into endorsement Split Dollar Agreements with each of Messrs. Akers and King. The policies are owned by Home Federal Savings and Loan Association, which paid each premium due on the policies in a single lump sum. The amount of the premiums paid for the life insurance policies was $1,058,635 and $365,405, respectively, on behalf of Messrs. Akers and King. Under the Split Dollar Agreements, upon an executive’s death while he is an executive of Home Federal Savings and Loan Association, the executive’s beneficiary will be paid a death benefit equal to 80% of the total death proceeds of the life insurance policies minus the cash surrender value of the policies. In the event of the executive’s deaths as of September 30, 2011, the beneficiaries of Messrs. Akers and King would receive a death benefit of $1,114,627, and $545,879, respectively.

In the event Mr. King dies after he terminated employment for any reason, including retirement, his beneficiary will be entitled to a reduced benefit, which will be determined based on the number of full years the executive has been employed since the date of hire. When Mr. King attains the age of 55, his beneficiary will be entitled to the full death benefit, as described above. Since Mr. Akers is over age 55, his beneficiary will be entitled to the full death benefit.

The Split Dollar Agreement may be terminated if the executive’s employment is terminated for cause (as defined in the agreement) or upon Home Federal Savings and Loan Association’s cancellation of the life insurance policies. Upon termination, the executive will have an option to purchase the insurance policies for an amount equal to the greater of the cash value of the policies or the amount of premiums paid by Home Federal.

401(k) Plan. Home Federal Savings and Loan Association participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). Employees who have completed two consecutive months of service and attained the age of 21 will be eligible to participate in the 401(k) Plan.

Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, up to 75% of his or her salary in any plan year, subject to limits imposed by the Internal Revenue Code. For 2011, the salary deferral contribution limit is $16,500, provided, however, that a participant over age 50 may contribute an additional $5,500 to the 401(k) Plan. In addition, Home Federal Savings and Loan Association may elect to provide a discretionary employer contribution, which is shared among all eligible participants. A participant is always 100% vested in his or her salary deferral contributions and a participant will become 100% vested in employer discretionary contributions, if any, after completing three years of service. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of a participant’s termination of employment with Home Federal Savings and Loan Association.

Defined Benefit Pension Plan. Home Federal Savings and Loan Association participates in the Pentegra Defined Benefit Plan for Financial Institutions, a multi-employer pension plan (the “Pension Plan”). The Pension Plan covers all eligible employees meeting certain service and age requirements that were employed by Home Federal Savings and Loan Association prior to January 1, 2007. Effective January 1, 2007, Home Federal Savings and Loan Association amended the Pension Plan to provide that employees hired after December 31, 2006 would not be eligible to participate in the Pension Plan. Eligible employees hired before January 1, 2007 continue to earn benefits under the Pension Plan. During the year ended September 30, 2011, Home Federal recognized $596,000 as a pension expense.

Employee Stock Ownership Plan. In connection with the conversion, Home Federal Savings and Loan Association adopted an employee stock ownership plan for eligible employees. Eligible employees who have attained age 21 and completed one year of service will begin participation in the employee stock ownership plan on the later of the effective date of the conversion or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 269,790 shares of Poage Bankshares, Inc. common stock issued in the offering. The employee stock ownership plan funded its stock purchase with a $2.7 million fully amortizing loan from Poage Bankshares, Inc., to be repaid over 20 years. The loan will be repaid principally through Home Federal Savings and Loan Association’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the 20-year term of the loan. The interest rate for the employee stock ownership plan loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal, on the closing date of the offering. Thereafter, the interest rate will adjust annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year.

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as we repay the loan. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. A participant will become 100% vested in his or her account balance after completing three years of service. Participants who were employed by Home Federal Savings and Loan Association immediately prior to the offering received credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon separation from service. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

The employee stock ownership plan permits participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee votes unallocated shares and allocated shares for which participants do not provide instructions on any matter in the same ratio as those shares for which participants provide instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Under applicable accounting requirements, Home Federal Savings and Loan Association records a compensation expense for the employee stock ownership plan at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants results in a corresponding reduction in Poage Bankshares, Inc.’s earnings.

Director Compensation

The following table sets forth for the year ended September 30, 2011 certain information as to the total remuneration we paid to our directors other than Messrs. Akers and King. Information with respect to director fees paid to Messrs. Akers and King is included above in “Executive Officer Compensation—Summary Compensation Table.”

Directors Compensation Table For the Year Ended September 30, 2011
Name	Fees earned or paid in cash ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Thomas P. Carver	34,650	—	—	34,650
Everette B. Gevedon	33,250	—	1,396	34,646
Stuart N. Moore	34,650	—	2,032	36,682
Charles W. Robinson	34,650	—	2,589	37,239
J. Thomas Rupert	47,050	—	2,013	49,063

Director Fees

Each person who serves as a director of Poage Bankshares, Inc. also serves as a director or advisory director of Home Federal Savings and Loan Association and earns director and committee fees only in his or her capacity as a board or committee member of Home Federal Savings and Loan Association. Upon completion of the conversion, directors and advisory directors of Home Federal Savings and Loan Association continued to receive directors’ fees equivalent to the fees paid prior to the conversion and that Poage Bankshares, Inc. will not pay director or committee fees.

Each director and advisory director of Home Federal Savings and Loan Association is paid a monthly meeting fee of $1,400, except Messrs. Akers and Curtis receive $1,450 as Vice-Chairman of the Board of Directors and Mr. Rupert receives $2,500 as Chairman of the Board. Each non-employee director receives $500 per committee meeting. Each non-employee director receives $500 for each special meeting and employee directors receive $500 for each special meeting only if it is held after regular office hours.

Director Plans

Director Supplemental Retirement Plans. Home Federal Savings and Loan Association has purchased insurance policies on the lives of Messrs. Carver, Gevedon, Moore, Robinson and Rupert and has entered into a Director Supplemental Retirement Plan (the “Plan”) with each of Messrs. Carver, Gevedon, Moore, Robinson and Rupert. The insurance policies are owned by Home Federal Savings and Loan Association, which paid each premium due on the policies in a single lump sum. The amount of the premiums paid for the life insurance policies was $220,000 $60,845, $121,000, $115,504 and $132,030, respectively, on behalf of Messrs. Carver, Gevedon, Moore, Robinson and Rupert. Under the Director Supplemental Retirement Plans, upon a director’s death, the director’s beneficiary will be paid a death benefit equal to the director’s accrued liability retirement plan, as defined in the plan. In the event of the directors’ deaths as of September 30, 2011, the beneficiaries of Messrs. Carver, Gevedon, Moore, Robinson and Rupert would receive a death benefit of approximately $28,577, $13,726, $10,306, $61,344 and $62,808, respectively.

In the event Messrs. Carver, Gevedon, Moore, Robinson and Rupert remain in the service of Home Federal Savings and Loan Association until normal retirement age (age 70), he shall receive an annual benefit payable over thirteen years (fourteen for Messrs. Robinson and Rupert) in monthly installments commencing thirty (30) days following the date of the director’s retirement. In the event a director terminates employment following a change in control, then the director shall receive the benefits as if the director had attained normal retirement age. In the event of a termination of employment following a change in control as of September 30, 2011, Messrs. Carver, Gevedon, Moore, Robinson and Rupert would receive, beginning at normal retirement age (as defined in the plan), amounts specified in an exhibit to each director’s agreement, which provides for different payment amounts in different years. The first year’s payment amounts are $13,327, $12,921, $8,655, $11,832, and $12,601, respectively, which would be payable for up to thirteen years (fourteen for Messrs. Robinson and Rupert).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (TOO BE COMPLETED BY BOB)

Security Ownership of Certain Beneficial Owners

Persons and groups who beneficially own in excess of 5% of our shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership pursuant to the Securities Exchange Act of 1934. The following table sets forth, as of September 30, 2011, the shares of our common stock beneficially owned by each person known to us who was the beneficial owner of more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)	Percent of Shares of Common Stock Outstanding
Farley Capital II L.P.(2)	325,100	9.6%
780 Third Avenue
31st Floor
New York, New York 10017
Joseph Stilwell(3)	240236	7.1
111 Broadway, 12th Floor
New York, New York 10006
Ithan Creek Master Investors (Cayman), L.P.(4)	203700	6.0
c/o Wellington Management Company, LLP
280 Congress Street
Boston, MA 02210

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
(2)	Based on a Schedule 13G filed with the Securities and Exchange Commission on September 26, 2011, Farley Capital II L.P. shares voting and investment power over all 325,100 shares.
(3)	Based on a Schedule 13D filed with the Securities and Exchange Commission on September 23, 2011, Joseph Stilwell shares voting and investment power over all 240,236 shares.
(4)	Based on a Schedule 13G filed with the Securities and Exchange Commission on September 23, 2011, Ithan Creek Master Investors (Cayman), L.P. shares voting and investment power over all 203,700 shares.

Security Ownership of Management

The table below sets forth, as of September 30, 2011, the shares of the Company’s common stock beneficially owned by directors and executive officers of the Company, including, and by directors and executive officers as a group. The business address for each director and executive officer is 1500 Carter Avenue, Ashland, Kentucky 41101.

Name of Beneficial Owner	Positions Held in Poage Bankshares, Inc.	Shares of Common Stock Beneficially Owned	Percent of Class
J. Thomas Rupert	Chairman of the Board	30,000	0.89%
Darryl E. Akers	Vice Chairman, Co-President and Co-Chief Executive Officer	1,000	0.03%
Robert S. Curtis**	Vice Chairman, Co-President and Co-Chief Executive Officer	30,000	0.89%
James W. King***	Director, Chief Information Officer and Secretary	8,800	0.26%
Thomas P. Carver	Director	30,000	0.89%
Everette B. Gevedon	Director	15,000	0.44%
Stuart N. Moore	Director	31,800	0.94%
Charles W. Robinson	Director	30,000	0.89%
Jeffery W. Clark	Chief Financial Officer	0	0.00%

Total		176,600

The table below sets forth, as of September 30, 2011, the Equity Compensation Plan Information:

Plan Category	Number of securities to be issued upon exercise of oustanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	N/A	N/A	N/A

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Board Independence

The Board of Directors affirmatively determines the independence of each director in accordance with Nasdaq Stock Market (“NASDAQ”) rules. The Board of Directors has determined that each of our directors is independent of Poage Bankshares under NASDAQ rules except for Co-President and Co-Chief Executive Officer Darryl E. Akers, and Chief Information Officer and Secretary James W. King. Mr. Akers and Mr. King are not independent because they are executive officers.

Transactions with Certain Related Persons

Loans and Extensions of Credit. Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Federal regulations adopted under this law permit executive officers and directors to receive the same terms that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Loans to executive officers must be approved by the full Board of Directors regardless of amounts.

Home Federal makes loans to its directors, executive officers and employees through an employee loan program. The program applies only to first or second mortgage loans on a primary or secondary residence. Home Federal waives the $175 loan processing fee for loans made under the employee loan program. Except for the waived loan processing fee, these loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features.

The following table sets forth loans made by Home Federal to its directors and executive officers where the largest amount of all indebtedness outstanding during the years ended September 30, 2011 and 2010, and all amounts of interest payable during each year, respectively, exceeded $120,000, and where the borrowers received reduced origination fees, as described above.

Name	Position	Nature Of Transaction	Largest Aggregate Balance from 10/01/10 to 9/30/11	Interest Rate	Principal Balance 9/30/11	Principal Paid 10/01/10 to 9/30/11	Interest Paid 10/01/10 to 9/30/11
Stuart Moore	Director	Second Home	$655,155	5.50%	$254,071	$401,084	$21,965
Darryl Akers	Director/CEO	Personal Home Loan	311,908	6.25	—	621,908	12,790
Darryl Akers	Director/CEO	Personal Home(1)	25,500	5.125	24,731	13,771	879
James King	Director/CIO	Personal Home Loan	152,346	5.00	147,861	4,485	7,515
James King	Director/CIO	Personal Auto Loan	20,798	6.25	—	20,998	386

Name	Position	Nature Of Transaction	Largest Aggregate Balance from 10/01/09 to 9/30/10	Interest Rate	Principal Balance 9/30/10	Principal Paid 10/01/09 to 9/30/10	Interest Paid 10/01/09 to 9/30/10
Stuart Moore	Director	Second Home	$934,797	5.50%	$655,155	$279,641	$53,394
Darryl Akers	Director/CEO	Personal Home Loan	316,103	6.25	311,908	4,195	19,629
Darryl Akers	Director/CEO	Personal Home HELOC(1)	16,908	5.99	13,002	5,972	853
James King	Director/CIO	Personal Home Loan	156,612	5.00	152,346	4,266	7,734
James King	Director/CIO	Personal Auto Loan	25,955	6.25	20,798	5,156	1,492

(1)	Home equity loan or line of credit/second mortgage

Other than as described above and except for executive officers whose loans were made on preferential terms but for which the principal balance has been less than $120,000 since October 1, 2008, all loans made by Home Federal to executive officers, directors, immediate family members of executive officers and directors, or organizations with which executive officers and directors are affiliated, were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to Home Federal, and did not present any unusual risk of collectability or have any other unfavorable features. Home Federal is in compliance with these federal regulations with respect to its loans and extensions of credit to executive officers and directors.

In addition, loans made to a director or executive officer must be approved in advance by a majority of the disinterested members of the Board of Directors. The aggregate amount of our loans to our officers and directors and their related entities was $741,000 at September 30, 2011. As of September 30, 2011, these loans were performing according to their original terms.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Horwath LLP during the years ended September 30, 2011 and 2010.

The aggregate fees included in the Audit Fees category were fees billed for the calendar years for the audit of our annual financial statements and the review of our quarterly financial statements. The aggregate fees included in each of the other categories were fees billed in the stated periods.

	Year Ended September 30,
	2011	2010
Audit Fees	$165,707	$—
Audit-Related Fees	166,356	—
Tax Fees	—	—
All Other Fees	—	—

Audit Fees. Audit fees of $165,707 for the year ended September 30, 2011 were for professional services rendered for the audits of our consolidated financial statements. There were no fees paid during the year ended September 30, 2010.

Audit-Related Fees. Audit-related fees of $166,356 for the year ended September 30, 2011 were for merger/conversion services related to filing of the company’s prospectus. Such fees for 2011 were reasonably related to the performance of the audit of and review of the financial statements and are not already reported in “Audit Fees,” above.

Tax Fees. There were no fees for the years ended September 30, 2011 and September 30, 2010 for services related to tax compliance or tax planning.

All Other Fees. No other fees were paid to Crowe Horwath LLP for the years ended September 30, 2011 or 2010.

The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax consulting services rendered, is compatible with maintaining the independence of Crowe Horwath LLP. The Audit Committee concluded that performing such services does not affect the independence of Crowe Horwath LLP in performing its function as our independent registered public accounting firm.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. All audit-related fees, tax fees and all other fees described above were approved either as part of our engagement of Crowe Horwath LLP or pursuant to the pre-approval policy described above.

In order to ratify the selection of Crowe Horwath LLP as the independent registered public accounting firm for the year ending September 30, 2012, the proposal must receive at least a majority of the votes represented at the annual meeting, without regard to broker non-votes, in favor of such ratification. The Audit Committee of the Board of Directors recommends a vote “FOR” the ratification of Crowe Horwath LLP as the independent registered public accounting firm for the year ended September 30, 2012.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as item 8 of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm

(B) Balance Sheets – at September 30, 2011 and 2010

(C) Statements of Income – Years ended September 30, 2011 and 2010

(D) Statements of Comprehensive Income – Years ended September 30, 2011 and 2010

(E) Statements of Changes In Equity – Years ended September 30, 2011 and 2010

(F) Statements of Cash Flows – Years ended September 30, 2011 and 2010

(G) Notes to Financial Statements

(a)(2) Financial Statement Schedules

None.

(b) Not applicable.

(c) Not applicable.

(a)(3) Exhibits

2	Plan of reorganization*

3.1	Articles of Incorporation of Poage Bankshares, Inc.*

3.2	Bylaws of Poage Bankshares, Inc.*

4	Form of Common Stock Certificate of Poage Bankshares, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Existing Employment Agreement for Co-Chief Executive Officers*

10.3	Existing Employment Agreement for Chief Financial Officer*

10.4	Proposed Employment Agreement for Co-Chief Executive Officers*

10.5	Form of Change in Control Agreement*

11	Computation per share earnings*

12	Computation of ratios*

14	Code of Ethics*

21	Subsidiaries of registrant*

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	Interactive Data File

*	Incorporated by reference to the Registration Statement on Form S-1 of Poage Bankshares, Inc. (file no. 333-172192, originally filed with the Securities and Exchange Commission on February 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Poage Bankshares, Inc.

Date: December 28, 2011

/s/ Darryl E. Akers
Darryl E. Akers
Vice Chairman, Co-President, & Co-Chief Executive Officer (Duly Authorized Representative)

/s/ Robert S. Curtis
Robert S. Curtis,
Vice Chairman, Co-President, & Co-Chief Executive Officer (Duly Authorized Representative)

/s/ Jeffery W. Clark
Jeffery W. Clark,
Chief Financial Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Position	Date

By:	/s/ J. Thomas Rupert J. Thomas Rupert	Chairman of the Board	December 28, 2011

By:	/s/ Darryl E. Akers Darryl E. Akers	Vice Chairman, Co-President, and Co-Chief Executive Officer	December 28, 2011

By:	/s/ Robert S. Curtis Robert S. Curtis	Vice Chairman, Co-President, and Co-Chief Executive Officer	December 28, 2011

By:	/s/ Everette B. Gevedon Everette B. Gevedon	Director	December 28, 2011

By:	/s/ Thomas P. Carver Thomas P. Carver	Director	December 28, 2011

By:	/s/ Stuart N. Moore Stuart N. Moore	Director	December 28, 2011

By:	/s/ Charles W. Robinson Charles W. Robinson	Director	December 28, 2011

By:	/s/ Jeffery W. Clark Jeffery W. Clark	Chief Financial Officer	December 28, 2011