Form 10-K/A
period 2011-09-30
Poage Bankshares, Inc.
filed 2012-01-18
CIK 1511071

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2011, 3,372,375 shares of the Registrant’s common stock, $.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on September 30, 2011, was $32.3 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 21, 2012 are incorporated by reference into Part III.

Explanatory Note

This Form 10-K/A is being filed by Poage Bankshares, Inc. (the “Company”) to amend its Annual Report on Form 10-K for the year ended September 30, 2011, filed with the Securities and Exchange Commission on December 28, 2011 to delete information provided in response to Item 10, Item 11, Item 12, Item 13 and Item 14 of the Annual Report on Form 10-K, and to replace the deleted disclosure with information incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 21, 2012.

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Risk Factors” beginning on page 33.

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

The information contained under the section captioned “Proposal I—Election of Directors” in the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on February 21, 2012 (the “Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the section captioned “Voting Securities and Principal Holders—Principal Holders” in the Proxy Statement is incorporated herein by reference. As of September 30, 2011, there were no securities of the Company authorized for issuance under any stock-based compensation plans. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the section captioned “Proposal I—Election of Directors—Transactions With Certain Related Persons” in the Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Proposal II—Ratification of Appointment of Independent Registered Public Accounting Firm” of the Proxy Statement.

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

(C) Statements of Income – Years ended September 30, 2011 and 2010

(D) Statements of Comprehensive Income – Years ended September 30, 2011 and 2010

(E) Statements of Changes In Equity – Years ended September 30, 2011 and 2010

(F) Statements of Cash Flows – Years ended September 30, 2011 and 2010

(G) Notes to Financial Statements

(a)(2) Financial Statement Schedules

None.

(b) Not applicable.

(c) Not applicable.

(a)(3) Exhibits

2	Plan of reorganization*

3.1	Articles of Incorporation of Poage Bankshares, Inc.*

3.2	Bylaws of Poage Bankshares, Inc.*

4	Form of Common Stock Certificate of Poage Bankshares, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Existing Employment Agreement for Co-Chief Executive Officers*

10.3	Existing Employment Agreement for Chief Financial Officer*

10.4	Proposed Employment Agreement for Co-Chief Executive Officers*

10.5	Form of Change in Control Agreement*

11	Computation per share earnings*

12	Computation of ratios*

14	Code of Ethics*

21	Subsidiaries of registrant*

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	Interactive Data File (previously furnished)

*	Incorporated by reference to the Registration Statement on Form S-1 of Poage Bankshares, Inc. (file no. 333-172192, originally filed with the Securities and Exchange Commission on February 11, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Poage Bankshares, Inc.

Date: January 17, 2012

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

	Name	Position	Date

By:	/s/ J. Thomas Rupert J. Thomas Rupert	Chairman of the Board	January 17, 2012

By:	/s/ Darryl E. Akers Darryl E. Akers	Vice Chairman, Co-President, and Co-Chief Executive Officer	January 17, 2012

By:	/s/ Robert S. Curtis Robert S. Curtis	Vice Chairman, Co-President, and Co-Chief Executive Officer	January 17, 2012

By:	/s/ Everette B. Gevedon Everette B. Gevedon	Director	January 17, 2012

By:	/s/ Thomas P. Carver Thomas P. Carver	Director	January 17, 2012

By:	/s/ Stuart N. Moore Stuart N. Moore	Director	January 17, 2012

By:	/s/ Charles W. Robinson Charles W. Robinson	Director	January 17, 2012

By:	/s/ Jeffery W. Clark Jeffery W. Clark	Chief Financial Officer	January 17, 2012