Form 10-Q
period 2011-12-31
Poage Bankshares, Inc.
filed 2012-02-14
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

As of February 10, 2012, 3,372,375 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	September 30, 2011
	(in thousands)
ASSETS
Cash and due from financial institutions	$17,769	$48,440
Securities available for sale	100,940	76,745
Loans held for sale	269	1,012
Loans, net of allowance of $1,533, and $1,658	181,640	183,696
Federal Home Loan Bank stock, at cost	1,906	1,906
Other real estate owned, net	693	87
Premises and equipment, net	6,289	6,322
Company owned life insurance	6,523	6,467
Accrued interest receivable	1,516	1,491
Other assets	1,783	1,786

	$319,328	$327,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$878	$1,139
Interest bearing	235,255	241,583

Total deposits	236,133	242,722
Federal Home Loan Bank advances	21,987	23,117
Accrued interest payable	70	435
Other liabilities	1,397	2,590

Total liabilities	259,587	268,864

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,372,375 issued and oustanding	34	34
Additional paid-in-capital	31,958	31,955
Retained earnings	29,368	28,757
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,664)	(2,698)
Accumulated other comprehensive income	1,045	1,040

Total shareholders’ equity	59,741	59,088

	$319,328	$327,952

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended December 31,
	2011	2010
	(in thousands)

Interest and dividend income
Loans, including fees	$2,733	$2,745
Taxable securities	335	103
Tax exempt securities	228	274
Federal funds sold and other	35	22

	3,331	3,144
Interest expense
Deposits	775	1,016
Federal Home Loan Bank advances and other	176	224

	951	1,240

Net interest income	2,380	1,904

Provision for loan losses	38	150

Net interest income after provision for loan losses	2,342	1,754

Non-interest income
Service charges on deposits	104	98
Other service charges	6	3
Net gains on sales of loans	138	193
Net gains on sales of securities	10	—
Income from company owned life insurance	56	59
Other	4	3

	318	356

Non-interest expense
Salaries and employee benefits	968	815
Occupancy and equipment	193	170
Data processing	157	147
Federal deposit insurance	51	83
Foreclosed assets, net	42	20
Advertising	72	58
Other	385	324

	1,868	1,617

Income before income taxes	792	493

Income tax expense	181	56

Net income	$611	$437

Earnings per share:
Basic	$0.20	N/A
Diluted	$0.20	N/A

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended December 31,
	2011	2010
	(in thousands)

Net income	$611	$437

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	17	(1,580)
Reclassification adjustments for (gains) losses recognized in income	(10)	—

Net unrealized holding gains (losses) on available for sale securities	7	(1,580)
Tax effect	(2)	537

Other comprehensive income (loss):	5	(1,043)

Comprehensive income (loss)	$616	$(606)

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(in thousands)

Balances, October 1, 2011	$34	$31,955	$28,757	$(2,698)	$1,040	$59,088

Net income	—	—	611	—	—	611
ESOP compensation earned	—	3	—	34		37
Change in unrealized gain (loss) on securities available for sale, net of taxes	—	—	—	—	5	5

Balances, December 31, 2011	$34	$31,958	$29,368	$(2,664)	$1,045	$59,741

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2011	2010
	(in thousands)
OPERATING ACTIVITY
Net income	$611	$437
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	95	90
Provision for loan losses	38	150
Loss (gain) on sale of securities	(10)	—
Loss (gain) on sale of other real estate owned	—	7
Net amortization on securities	144	123
Deferred income tax (benefit) expense	63	(16)
Net gain on sale of loans	(138)	(193)
Origination of loans held for sale	(3,013)	(5,502)
Proceeds from loans held for sale	3,894	7,183
Increase in cash value of life insurance	(56)	(59)
Decrease (increase) in:
Accrued interest receivable	(25)	20
Other assets	(62)	74
Increase (decrease) in:
Accrued interest payable	(365)	(421)
Other liabilities	(1,193)	(516)

Net cash from (used in) operating activities	(17)	1,377

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from calls	8,757	6,000
Purchases	(33,780)	(35,579)
Principal payments received	700	—
Term deposits in other financial institutions:
Proceeds from maturities	—	100
Loan originations and principal payments on loans, net	1,450	151
Proceeds from the sale of other real estate owned	—	18
Purchase of office properties and equipment	(62)	(95)

Net cash from (used in) investing activities	(22,935)	(29,405)

FINANCING ACTIVITIES
Net change in deposits	(6,589)	1,783
Payments on Federal Home Loan Bank borrowings	(1,130)	(3,679)

Net cash (used in) financing activities	(7,719)	(1,896)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,671)	(29,924)

Cash and cash equivalents at beginning of year	48,440	43,233

CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,769	$13,309

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$1,316	$1,661
Income taxes	—	—
Real estate acquired in settlement of loans	$606	$14

See notes to unaudited consolidated financial statements.

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Poage Bankshares, Inc. (the “Company”) and its wholly owned subsidiary Home Federal Savings and Loans Association (the “Association”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2011 and September 30, 2011 and the results of operations and cash flows for the interim periods ended December 31, 2011 and 2010. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Those adjustments consist only of normal recurring adjustments. Results of interim periods are not necessarily indicative of results to be expected for the full fiscal year. The consolidated balance sheet of the Company as of December 31, 2011 has been derived from the unaudited consolidated balance sheet of the Company as of that date.

NOTE 2 – ADOPTION OF NEW ACCOUNTING STANDARDS

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at December 31, 2011 and September 30, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2011
States and political subdivisions	$31,359	$1,373	$(1)	$32,731
U.S. Government agencies and sponsored entities	46,118	178	(42)	46,254
Government sponsored entities residential mortgage-backed:
FNMA	12,611	75	(12)	12,673
FHLMC	9,270	12	—	9,282

Total securities	$99,358	$1,638	$(55)	$100,940

September 30, 2011
States and political subdivisions	$32,132	$1,305	$(20)	$33,417
U.S. Government agencies and sponsored entities	39,093	249	(11)	39,331
Government sponsored entities residential mortgage-backed:
FNMA	3,944	58	(5)	3,997

Total securities	$75,169	$1,612	$(36)	$76,745

The proceeds from calls of securities and the associated gross gains and losses are listed below (in thousands):

	Three months ended December 31,
	2011	2010
Proceeds	$8,757	$—
Gross gains	10	—
Gross losses	—	—

The provision for income taxes related to net realized gains and losses was $3,000 for the three months ended December 31, 2011, based on an income tax rate of 34%.

The amortized cost and fair value of the securities portfolio at December 31, 2011 and September 30, 2011 are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2011		September 30, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in thousands)
Within one year	$520	$526	$520	$530
One to five years	32,116	32,372	32,649	33,011
Five to ten years	29,733	30,348	24,673	25,300
Beyond ten years	15,108	15,739	13,383	13,907
Mortgage-backed securities	21,881	21,955	3,944	3,997

Total	$99,358	$100,940	$75,169	$76,745

The following table summarizes the securities with unrealized losses at December 31, 2011 and September 30, 2011, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)

December 31, 2011
States and political subdivisions	$1,047	$(1)	$—	$—	$1,047	$(1)
U.S. Government agencies and sponsored entities	14,136	(42)	—	—	14,136	(42)
Government sponsored entities residential mortgage-backed
FNMA	3,405	(12)	—	—	3,405	(12)

Total securities	$18,588	$(55)	$—	$—	$18,588	$(55)

September 30, 2011
States and political subdivisions	$—	$—	$1,747	$(20)	$1,747	$(20)
U.S. Government agencies and sponsored entities	5,102	(11)	—	—	5,102	(11)
Government sponsored entities residential mortgage-backed
FNMA	1,547	(5)	—	—	1,547	(5)

Total securities	$6,649	$(16)	$1,747	$(20)	$8,396	$(36)

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

NOTE 4 – LOANS

Loans at December 31, 2011 and September 30, 2011 were as follows:

	December 31, 2011	September 30, 2011
	(in thousands)

Real estate:
One to four family	$144,040	$147,733
Multi-family	1,968	2,016
Commercial Real Estate	9,676	9,786
Construction and land	6,969	5,209

	162,653	164,744

Commercial and Industrial	3,659	3,722

Consumer
Home equity lines of credit	5,823	5,796
Motor vehicle	7,327	7,299
Other	3,809	3,885

	16,959	16,980

Total	183,271	185,446
Less: Net deferred loan fees	98	92
Allowance for loan losses	1,533	1,658

	$181,640	$183,696

The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2011. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

December 31, 2011	One- to Four- Family	Home Equity	Multi-Family and Commercial Real Estate	Construction and Land	Commercial Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$123	$54	$50	$4,553	$1,405	$395	$6,580
More than one to two years	157	—	13	—	378	592	1,140
More than two to three years	140	10	118	—	69	1,694	2,031
More than three to five years	1,306	—	45	14	1,369	4,852	7,586
More than five to ten years	9,681	5,756	1,019	196	438	1,723	18,813
More than ten to fifteen years	20,671	3	2,015	2,191	—	32	24,912
More than fifteen years	111,962	—	8,384	15	—	1,848	122,209

Total	$144,040	$5,823	$11,644	$6,969	$3,659	$11,136	$183,271

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2011 and September 30, 2011. Accrued interest receivable of $881,000 and $872,000 at December 31, 2011 and September 30, 2011, respectively, and net deferred loans fees of $98,000 and $92,000 at December 31, 2011 and September 30, 2011, respectively, are not considered significant and therefore are not included in the loan balances presented in the table bellow (in thousands):

December 31, 2011:
	Allowance for Loan Losses			Loan Balances
Loan Segment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Real estate	$—	$1,259	$1,259	$—	$162,653	$162,653
Commercial and industrial	—	49	49	—	3,659	3,659
Consumer	—	225	225	—	16,959	16,959

Total	$—	$1,533	$1,533	$—	$183,271	$183,271

September 30, 2011:
	Allowance for Loan Losses			Loan Balances
Loan Segment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Real estate	$—	$1,368	$1,368	$—	$164,744	$164,744
Commercial and industrial	—	49	49	—	3,722	3,722
Consumer	—	241	241	—	16,980	16,980

Total	$—	$1,658	$1,658	$—	$185,446	$185,446

The following table sets forth an analysis of our allowance for loan losses for the three months ended December 31, 2011 and 2010:

	(Dollars in thousands)
	Three months ended December 31,
	2011	2010
Balance at beginning of period	$1,658	$1,134
Provision for loan losses:
Commercial	—	—
Commercial real estate	4	22
Residential real estate	34	113
Consumer	—	15

Total provision	38	150
Amounts charged off:
Commercial	—	—
Commercial real estate	—	—
Residential real estate	(148)	—
Consumer	(20)	—

Total loans charged off	(168)	—
Recoveries of amounts previously charged off:
Commercial	—	—
Commercial real estate	—	—
Residential real estate	1	—
Consumer	4	—

Total recoveries	5	—
Net charge-offs	—	—

Balance at end of period	$1,533	$1,284

There were no impaired loans as of or during the three months ended December 31, 2011 or 2010, or as of or during the year ended September 30, 2011.

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and September 30, 2011 (in thousands):

	As of December 31, 2011		As of September 30, 2011
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Real estate:
One to four family	$2,387	$—	$2,158	$—
Multi-family	—	—	495	—
Commercial real estate	—	319	—	—
Construction and land	—	—	—	—
Commercial and industrial	9	—	—	—
Consumer:
Home equity loans and lines of credit	19	—	19	—
Motor vehicle	25	—	21	—
Other	—	—	4	—

Total	$2,440	$319	$2,697	$—

The following tables presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans. Non-accrual loans of $2,759,000 as of December 31, 2011 and $2,697,000 at September 30, 2011 are included in the tables below and have been categorized based on their payment status (in thousands).

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2011
Real estate:
One to four family	$2,018	$647	$2,387	$5,052	$138,988	$144,040
Multi-family	—	—		—	1,968	1,968
Commercial real estate	38	—	319	357	9,319	9,676
Construction and land	—	—		—	6,969	6,969
Commercial and industrial	2	—	9	11	3,648	3,659
Consumer:				—
Home equity loans and lines of credit	4	19	19	42	5,781	5,823
Motor vehicle	128	27	25	180	7,147	7,327
Other	19	—	—	19	3,790	3,809

Total	$2,209	$693	$2,759	$5,661	$177,610	$183,271

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2011
Real estate:
One to four family	$100	$11	$2,158	$2,269	$145,464	$147,733
Multi-family	—	—	495	495	1,521	2,016
Commercial real estate	302	59	—	361	9,425	9,786
Construction and land	—	20	—	20	5,189	5,209
Commercial and industrial	1,030	1	—	1,031	2,691	3,722
Consumer:
Home equity loans and lines of credit	—	—	19	19	5,777	5,796
Motor vehicle	49	59	21	129	7,170	7,299
Other	7	1	4	12	3,873	3,885

Total	$1,488	$151	$2,697	$4,336	$181,110	$185,446

The Company had no troubled debt restructurings at December 31, 2011 or September 30, 2011. The Company has no classes of loans that are considered to be subprime.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For all loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity on a quarterly basis. The following table presents the recorded investment in loans based on payment activity as of December 31, 2011 and September 30, 2011:

	December 31, 2011		September 30, 2011
	Performing	Nonperforming	Performing	Nonperforming
	(In thousands)		(In thousands)
Real estate:
One to four family	$141,653	$2,387	$145,575	$2,158
Multi-family	1,968	—	1,521	495
Commercial real estate	9,357	319	9,786	—
Construction and land	6,969	—	5,209	—
Commercial and industrial	3,650	9	3,722	—
Consumer:
Home equity loans and lines of credit	5,804	19	5,777	19
Motor vehicle	7,302	25	7,278	21
Other	3,809	—	3,881	4

	$180,512	$2,759	$182,749	$2,697

NOTE 5: FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at December 31, 2011 and September 30, 2011 were as follows: (in thousands)

	December 31, 2011	September 30, 2011

Maturities November 2011 through June 2024, fixed rate at rates from 1.94% to 6.75%, weighted average rate of 2.94% at December 31, 2011 and 2.95% at September 30, 2011	$21,987	$23,117

Payments contractually required over the next five years are as follows (in thousands):

December 31,
2012	$5,901
2013	4,159
2014	3,394
2015	2,763
2016	2,222

Total	$18,439

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

The Company used the following methods and significant assumptions to estimate fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Financial Assets
Securities:
States and political subdivisions	$32,731	$—	$32,731	$—
U.S. Government agencies and sponsored entitites	46,254	—	46,254	—
Mortgage backed securities: residential	21,955	—	21,955	—

Total securities	$100,940	$—	$100,940	$—

		Fair Value Measurements at September 30, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Financial Assets
Securities:
States and political subdivisions	$33,417	$—	$33,417	$—
U.S. Government agencies and sponsored entitites	39,331	—	39,331	—
Mortgage backed securities: residential	3,997	—	3,997	—

Total securities	$76,745	$—	$76,745	$—

There are no assets or liabilities that have been measured at fair value on a non-recurring basis at December 31, 2011.

The carrying amounts and estimated fair values of financial instruments, at December 31, 2011 and September 30, 2011 are as follows:

December 31, 2011 (Dollars in thousands)	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$17,769	$17,769
Securities	100,940	100,940
Federal Home Loan Bank stock	1,906	N/A
Loans held for sale	269	276
Loans, net	181,640	188,602
Accrued interest receivable	1,516	1,516

Financial liabilities
Deposits	236,133	238,166
Federal Home Loan Bank advances	21,987	23,437
Accrued interest payable	70	70

September 30, 2011 (Dollars in thousands)	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$48,440	$48,440
Securities	76,745	76,745
Federal Home Loan Bank stock	1,906	N/A
Loans held for sale	1,012	1,037
Loans, net	183,696	190,737
Accrued interest receivable	1,491	1,491

Financial liabilities
Deposits	242,722	$244,812
Federal Home Loan Bank advances	23,117	24,642
Accrued interest payable	435	435

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

NOTE 7 – ESOP PLAN

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

Contributions to the ESOP totaled $46,000 for the three months ended December 31, 2011. There was no contribution to the ESOP during the three months ended December 30, 2010.

Shares held by the ESOP at December 31, 2011 were as follows (dollars in thousands):

Allocated to participants	3,372
Unearned	266,418

Total ESOP shares	269,790

Fair value of unearned shares	$2,946

NOTE 8 – EARNINGS PER SHARE

The factors used in the earnings per share computation, at December 31, 2011, follow (dollars in thousands):

Basic
Net income (October 1, 2011 to December 31, 2011)	$611,000

Weighted average common shares outstanding	3,372,375
Less: Average unallocated ESOP shares	269,753

Average shares	3,102,622

Basic earnings per common share	$0.20

Diluted
Net income	$611,000

Weighted average common shares outstanding for basic earnings per common share	3,102,622
Add: Dilutive effects of assumed exercises of stock options	—

Average shares and dilutive potential common shares	3,102,622

Diluted earnings per common share	$0.20

There were no potentially dilutive securities outstanding at December 31, 2011.

Earnings per share is not presented for the three months ended December 31, 2010 because the Company did not issue shares of common stock until September 12, 2011.

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

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations during the current United States economic recession;

•	our ability to manage the risk from the growth of our commercial real estate lending;

•	significant increases in our loan losses, exceeding our allowance;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation;

•	further declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to high concentration of loans secured by real estate located in our market area;

•	significant increases in our loan losses;

•	our ability to pay dividends;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	general economic conditions, either nationally or in our market area;

•	changes in consumer spending, borrowing and savings habits, including a lack of consumer confidence in financial institutions;

•	potential increases in deposit assessments;

•	significantly increased competition among depository and other financial institutions;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies;

•	legislative or regulatory changes, including increased deposit or premium assessments and increased compliance costs, that adversely affect our business and earnings;

•	changes in the level of government support of housing finance;

•	significantly increased competition with financial institutions;

•	risks and costs related to becoming a publicly traded company; and

•	changes in our organization, compensation and benefit plans.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Poage Bankshares, Inc.’s Annual Report on Form 10-K/A, as filed with the Securities and Exchange Commission on January 18, 2012.

Comparison of Financial Condition at December 31, 2011 and September 30, 2011

Our total assets decreased to $319.3 million at December 31, 2011 from $328.0 million at September 30, 2011. The decrease was primarily due to a decrease of cash and due from financial institutions of $30.7 million, or 63.4%, to $17.8 million at December 31, 2011 from $48.4 million at September 30, 2011, partially offset by an increase in securities available for sale of $24.2 million, or 31.6%, to $100.9 million at December 31, 2011 from $76.7 million at September 30, 2011.

Loans held for sale decreased to $269,000 at December 31, 2011 from $1.0 million at September 30, 2011. This decrease was largely due to reduced one-to-four family mortgage loan originations.

Loans receivable, net, decreased to $181.6 million at December 31, 2011 from $183.7 million at September 30, 2011. This decrease was largely due to reduced one-to-four family loan originations, caused by the reduced level of refinancing and transfers to other real estate owned. Non-performing loans increased slightly from $2.7 million at September 30, 2011 to $2.8 million at December 31, 2011.

Securities available for sale increased to $100.9 million at December 31, 2011 from $76.7 million at September 30, 2011. This increase was primarily due to the deployment of excess cash and cash equivalents for the purchase of higher-yielding obligations of the U.S. Government, and residential mortgage backed securities.

Deposits decreased $6.6 million, or 2.7%, to $236.1 million at December 31, 2011 from $242.7 million at September 30, 2011. The decrease was primarily attributable to a decrease in savings and NOW accounts of $3.0 million, or 3.2%, as well as a decrease of $3.6 million or 2.4% in certificates of deposit.

Federal Home Loan Bank advances declined $1.1 million or 4.8% to $22.0 million at December 31, 2011 from $23.1 million at September 30, 2011. This decrease in borrowings was primarily the result of regular principal payments and maturities.

Total shareholders’ equity increased slightly to $59.7 million at December 31, 2011, compared to $59.1 million at September 30, 2011. The increase resulted primarily from net income of $611,000 for the three months ended December 31, 2011.

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

	For the Three Months Ended December 31,
	2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$183,170	$2,733	5.97%	$183,102	$2,745	6.00%
Investment securities	90,887	563	2.48%	60,995	377	2.47%
FHLB stock	1,906	19	3.99%	1,882	19	4.04%
Other interest-earning assets	8,069	16	0.79%	23,379	3	0.00%

Total interest-earning assets	284,032	3,331	4.69%	269,358	3,144	4.67%

Noninterest-earning assets	44,818			20,190

Total assets	328,850			289,548

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	108,129	127	0.47%	67,364	153	0.91%
Certificates of deposit	147,855	648	1.75%	160,710	863	2.15%

Total interest bearing deposits	255,984	775	1.21%	228,074	1,016	1.78%

FHLB advances	22,509	176	3.13%	29,535	224	3.03%

Total interest bearing liabilities	278,493	951	1.37%	257,609	1,240	1.93%

Non-interest bearing liabilities:
Non-interest bearing deposits	1,085			1,013
Accrued interest payable	551			670
Other liabilities	5,451			2,503

Total non-interest bearing liabilities	7,088			4,186

Total liabilities	285,581			261,795

Retained earnings	42,953			27,067
Accumulated other comprehensive income	316			667

Total equity	43,269			27,734

Total liabilities and equity	$328,850			$289,529

Net interest income		2,380			1,904
Interest rate spread			3.33%			2.74%
Net interest margin			3.35%			2.83%
Average interest-earning assets to average interest-bearing liabilities		101.99%			104.56%

Rate/Volume Analysis

The following table presents, for the periods indicated, the dollar amount of changes in interest income and interest expense for the major categories of Home Federal’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of these tables, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

Three Months Ended December 31,
2011 Compared to 2010	Volume	Rate	Net
	(In thousands)

Interest income:
Loans receivable	$1	$(13)	$(12)
Investment securities	185	1	186
Other interest-earning assets	(3)	16	13

Total	183	4	187

Interest expense:
Now, Savings, Money Market, and other	68	(94)	(26)
Certificates	(65)	(150)	(215)
FHLB advances	(55)	7	(48)

Total	(52)	(237)	(289)

Increase (decrease) in net interest income	$235	$241	$476

Liquidity and Capital Resources

Our primary sources of funds are deposits and the proceeds from principal and interest payments on loans and investment securities. We also utilize Federal Home Loan Bank advances. While maturities and scheduled amortization of loans and securities are predicable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally manage the pricing of our deposits to be competitive within our market and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At December 31, 2011, we had $22.0 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $51.7 million.

The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Association and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

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

As of December 31, 2011, based on the most recent notification from the OCC, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Association’s prompt corrective action category.

Actual and required capital amounts (in thousands) and ratios for the Association are presented below at December 31, 2011 and year-end:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount		Ratio		Amount	Ratio

As of December 31, 2011:
Total Risk-Based Capital (to Risk-weighted Assets)	$44,271	30.15%	≥	$11,749	≥	8.00%	$14,686	10.00%
Tier I Capital (to Risk-weighted Assets)	42,738	29.10%	≥	5,875	≥	4.00%	8,812	6.00%
Tier I Capital (to Adjusted Total Assets)	42,738	13.43%	≥	12,730	≥	4.00%	15,913	5.00%
Tangible Capital (to Adjusted Total Assets)	42,738	13.43%	≥	4,774	≥	1.50%	N/A	N/A

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount		Ratio		Amount	Ratio

As of September 30, 2011:
Total Risk-Based Capital (to Risk-weighted Assets)	$43,748	28.52%	≥	$12,270	≥	8.00%	$15,388	10.00%
Tier I Capital (to Risk-weighted Assets)	$42,090	27.44%	≥	$ 6,135	≥	4.00%	$9,203	6.00%
Tier I Capital (to Adjusted Total Assets)	$42,090	12.88%	≥	$13,076	≥	4.00%	$16,346	5.00%
Tangible Capital (to Adjusted Total Assets)	$42,090	12.88%	≥	$ 4,904	≥	1.50%	N/A	N/A

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

Comparison of Operating Results for the Three Months Ended December 31, 2011 and December 31, 2010

General. Net income increased to $611,000 for the three months ended December 31, 2011 from $437,000 for the three months ended December 31, 2010. The increase reflected an increase in net interest income of $476,000 for the three months ended December 31, 2011, offset by an increase in non-interest expense to $1.9 million for the three months ended December 31, 2011 from $1.6 million for the three months ended December 31, 2010.

Interest Income. Interest income increased $187,000, or 5.9%, to $3.3 million for the three months ended December 31, 2011 from $3.1 million for the three months ended December 31, 2010. The increase was largely due to a $232,000 increase in interest income on taxable securities, partially offset by a decrease of $46,000 in interest income from tax exempt securities.

Interest income on loans remained constant at $2.7 million for the three months ended December 31, 2011. Likewise, the average yields on loans remained relatively constant at 5.97% for the three months ended December 31, 2011, compared to 6.0% for the three months ended December 31, 2010. Interest income on investment securities increased to $563,000 for the three months ended December 31, 2011 from $377,000 for the three months ended December 31, 2010, reflecting an increase in the average balance of such securities to $90.9 million at December 31, 2011 from $61.0 million at December 31, 2010. The average yield was relatively constant at 2.48% for the three months ended December 31, 2011, compared to 2.47% for the three months ended December 31, 2010.

Interest Expense. Interest expense decreased $289,000, or 23.3%, to $1.0 million for the three months ended December 31, 2011 from $1.2 million for the three months ended December 31, 2010. The decrease reflected a decrease in the average rate paid on deposits to 1.21% for the three months ended December 31, 2011 from 1.78% for the three months ended December 31, 2010, which more than offset increases in the average balance of such deposits. Interest expense on Federal Home Loan Bank Advances decreased $48,000 or 21.4% to $176,000 for the three months ended December 31, 2011 from $224,000 for the three months ended December 31, 2010. This decrease was due to a decrease of $7.0 million in the average balance of these borrowings, partially offset by a 10 basis point increase in the average rate paid on these borrowings.

Interest expense on certificates of deposit decreased $215,000, or 24.9%, to $648,000 for the three months ended December 31, 2011 from $863,000 for the three months ended December 31, 2010. This decrease reflected a decrease in the average rate paid on certificates of deposits for the three months ended December 31, 2011 to 1.75% from 2.15% for the three months ended December 31, 2010, as well as a decrease in the average balance of such certificates to $147.9 million from $160.7 million. Interest expense on money market deposits, savings, and NOW and demand deposits decreased $26,000, or 17.0%, to $127,000 for the three months ended December 31, 2011 from $153,000 for the three months ended December 31, 2010. The decrease was due to the lower average cost on the NOW and demand deposits as well as savings and money market accounts to 0.47% for the three months ended December 31, 2011 from 0.91% for the three months ended December 31, 2010.

Net Interest Income. Net interest income increased to $2.4 million for the three months ended December 31, 2011 from $1.9 million for the three months ended December 31, 2010. The interest rate spread increased to 3.33% from 2.74%, along with a slight decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 101.99% from 104.56%. Our net interest margin increased to 3.35% from 2.83%. The increases in our interest rate spread and net interest margin were largely due to a reduction of rates paid on deposits.

Provision for Loan Losses. We recorded a provision for loan losses of $38,000 and $150,000, respectively, for the three months ended December 31, 2011 and 2010, reflecting the minimal levels of nonperforming loans and charge-offs during the periods, as well as management’s conservative lending policies. The decrease in the loan loss provision for the three months ended December 31, 2011 is a result of a $3.7 million decrease in residential mortgage loans, the partial charge off of residential real estate loans transferred to other real estate owned that was previously provided for, improvement in employment, and a stabilization of real estate values in our lending area. The provisions for each period were based on management’s quarterly calculations and resulted primarily from increased subjective factors applied to its loan portfolio.

Noninterest Income. Noninterest income decreased to $318,000 for the three months ended December 31, 2011 from $356,000 for the three months ended December 31, 2010. The decrease in noninterest income was primarily attributable to a decline in the net gains on sales of loans to $138,000 for the three months ended December 31, 2011 from $193,000 for the three months ended December 31, 2010, offset by an increase in net gains on sales of securities to $10,000 for the three months ended December 31, 2011.

Noninterest Expense. Noninterest expense increased $251,000, or 15.5%, to $1.9 million for the three months ended December 31, 2011, compared to the three months ended December 31, 2010. This increase was due largely to an increase in salaries and employee benefits due to an increase in the number of employees to $968,000 for the three months ended December 31, 2011 from $815,000 for the three months ended December 31, 2010.

Income Tax Expense. The provision for income taxes was $181,000 for the three months ended December 31, 2011, compared to $56,000 for the three months ended December 31, 2010. Our effective tax rates for the three months ended December 31, 2011 and 2010 were 22.9% and 11.4%, respectively. This increase in income tax expense is largely due to increased earnings during the three months ended December 31, 2011. The increase in the effective tax rate is largely due to a reduction in tax exempt income of $46,000 to $228,000 for the three months ended December 31, 2011 from $274,000 for the three months ended December 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Registrant.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

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

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

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

Date: February 14, 2012

/s/ Darryl E. Akers
Darryl E. Akers
Vice Chairman, Co-President, & Co-Chief Executive Officer

/s/ Robert S. Curtis
Robert S. Curtis,
Vice Chairman, Co-President, & Co-Chief Executive Officer

/s/ Jeffery W. Clark
Jeffery W. Clark,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of Darryl E. Akers, Vice Chairman, Co-President, and Co-Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Robert S. Curtis, Vice Chairman, Co-President, and Co-Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.3	Certification of Jeffery W. Clark, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of Darryl E. Akers, Vice Chairman, Co-President, and Co-Chief Executive Officer, Robert S. Curtis, Vice Chairman, Co-President, and Co-Chief Executive Officer, and Jeffery W. Clark, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language) :(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Other Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements. (*)

*	Furnished, not filed.