Form 10-Q
period 2012-03-31
Poage Bankshares, Inc.
filed 2012-05-15
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from            to

Commission File Number 001-35295

Poage Bankshares, Inc.

(Exact Name of Registrant as Specified in Charter)

Maryland (State of Other Jurisdiction Of Incorporation	45-3204393 (I.R.S Employer Identification Number)

1500 Carter Avenue, Ashland, KY 41101 (Address of Principal Executive Officer)	41101 (Zip Code)

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

As of May 11, 2012, 3,372,375 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2011
	(in thousands)
ASSETS
Cash and due from financial institutions	$21,718	$48,440
Securities available for sale	99,539	76,745
Loans held for sale	402	1,012
Loans, net of allowance of $1,541, and $1,658	178,172	183,696
Federal Home Loan Bank stock, at cost	1,906	1,906
Other real estate owned, net	1,188	87
Premises and equipment, net	6,266	6,322
Company owned life insurance	6,577	6,467
Accrued interest receivable	1,493	1,491
Other assets	1,730	1,786

	$318,991	$327,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$830	$1,139
Interest bearing	236,025	241,583

Total deposits	236,855	242,722
Federal Home Loan Bank advances	20,610	23,117
Accrued interest payable	194	435
Other liabilities	1,583	2,590

Total liabilities	259,242	268,864

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,372,375 issued and oustanding	34	34
Additional paid-in-capital	31,962	31,955
Retained earnings	29,685	28,757
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,630)	(2,698)
Accumulated other comprehensive income	698	1,040

Total shareholders’ equity	59,749	59,088

	$318,991	$327,952

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Interest and dividend income
Loans, including fees	$2,650	$2,803	$5,383	$5,548
Taxable securities	409	139	744	242
Tax exempt securities	216	305	444	579
Federal funds sold and other	30	22	65	44

	3,305	3,269	6,636	6,413
Interest expense
Deposits	666	922	1,441	1,938
Federal Home Loan Bank advances and other	153	204	329	428

	819	1,126	1,770	2,366

Net interest income	2,486	2,143	4,866	4,047

Provision for loan losses	222	150	260	300

Net interest income after provision for loan losses	2,264	1,993	4,606	3,747

Non-interest income
Service charges on deposits	158	91	262	189
Other service charges	6	5	12	8
Net gains on sales of loans	89	51	227	244
Net gains on sales of securities	184	—	194	—
Income from company owned life insurance	54	55	110	114
Other	5	6	9	9

	496	208	814	564
Non-interest expense
Salaries and employee benefits	1,061	898	2,029	1,713
Occupancy and equipment	211	188	404	358
Data processing	171	134	328	281
Federal deposit insurance	51	87	102	170
Foreclosed assets, net	59	27	101	47
Advertising	50	72	122	130
Other	545	244	930	568

	2,148	1,650	4,016	3,267

Income before income taxes	612	551	1,404	1,044

Income tax expense	160	82	341	138

Net income	$452	$469	$1,063	$906

Earnings per share:
Basic	$0.15	N/A	$0.34	N/A
Diluted	$0.15	N/A	$0.34	N/A
Dividend per share	$0.04		$0.04

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Net income	$452	$469	$1,063	$906

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(342)	(1,582)	(325)	(755)
Reclassification adjustments for (gains) losses included in net income	(184)	—	(194)	—

Net unrealized holding gains (losses) on available for sale securities	(526)	(1,582)	(519)	(755)
Tax effect	179	539	177	257

Other comprehensive income (loss):	(347)	(1,043)	(342)	(498)

Comprehensive income (loss)	$105	$(574)	$721	$408

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
			(in thousands)
Balances, October 1, 2011	$34	$31,955	$28,757	$(2,698)	$1,040	$59,088

Net income	—	—	1,063	—	—	1,063
Dividends paid	—	—	(135)	—	—	(135)
ESOP compensation earned	—	7	—	68		75
Change in unrealized gain (loss) on securities available for sale, net of taxes	—	—	—	—	(342)	(342)

Balances, March 31, 2012	$34	$31,962	$29,685	$(2,630)	$698	$59,749

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2012	2011
	(in thousands)
OPERATING ACTIVITY
Net income	$1,063	$906
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	194	182
Provision for loan losses	260	300
Loss (gain) on sale of securities	(194)	—
Loss (gain) on sale of other real estate owned	—	25
Net amortization on securities	308	244
Deferred income tax (benefit) expense	106	(61)
Net gain on sale of loans	(227)	(244)
Origination of loans held for sale	(5,998)	(7,507)
Proceeds from loans held for sale	6,835	8,896
Increase in cash value of life insurance	(110)	(115)
Decrease (increase) in:
Accrued interest receivable	(2)	(78)
Other assets	126	(288)
Increase (decrease) in:
Accrued interest payable	(241)	(348)
Other liabilities	(1,007)	(695)

Net cash from operating activities	1,113	1,217

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sale	15,969	—
Proceeds from calls	23,549	14,000
Proceeds from maturities	145	—
Purchases	(64,947)	(38,586)
Principal payments received	1,857	25
Term deposits in other financial institutions:
Proceeds from maturities	—	100
Loan originations and principal payments on loans, net	4,095	(1,379)
Proceeds from the sale of other real estate owned	144	156
Purchase of office properties and equipment	(138)	(127)

Net cash from investing activities	(19,326)	(25,811)

FINANCING ACTIVITIES
Net change in deposits	(5,867)	9,407
Payments on Federal Home Loan Bank borrowings	(2,507)	(5,373)
Cash dividends paid	(135)	—

Net cash from financing activities	(8,509)	4,034

DECREASE IN CASH AND CASH EQUIVALENTS	(26,722)	(20,560)

Cash and cash equivalents at beginning of year	48,440	43,233

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,718	$22,673

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$2,011	$2,714
Income taxes
Real estate acquired in settlement of loans	$1,245	$508

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2012 and September 30, 2011 and the results of operations and cash flows for the interim periods ended March 31, 2012 and 2011. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - ADOPTION OF NEW ACCOUNTING STANDARDS

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements, but the additional disclosures required by this amendment are included in Note 6.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements as the prior presentation of comprehensive income was in compliance with this statement.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at March 31, 2012 and September 30, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
States and political subdivisions	$29,582	$1,280	$(1)	$30,861
U.S. Government agencies and sponsored entities	27,583	30	(85)	27,528
Government sponsored entities residential mortgage-backed:
FNMA	18,675	67	(116)	18,626
FHLMC	22,642	48	(166)	22,524

Total securities	$98,482	$1,425	$(368)	$99,539

September 30, 2011
States and political subdivisions	$32,132	$1,305	$(20)	$33,417
U.S. Government agencies and sponsored entities	39,093	249	(11)	39,331
Government sponsored entities residential mortgage-backed:
FNMA	3,944	58	(5)	3,997

Total securities	$75,169	$1,612	$(36)	$76,745

The proceeds from sales and calls of securities and the associated gross gains and losses are listed below (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Proceeds	$30,761	$—	$39,518	$—
Gross gains	184	—	194	—
Gross losses	—	—	—	—

The provision for income taxes for the three months and six months ended March 31, 2012 related to net realized securities gains was $63,000 and $66,000, respectively, based on an income tax rate of 34%.

The amortized cost and fair value of the securities portfolio at March 31, 2012 and September 30, 2011 are shown in the following table by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. (in thousands)

	March 31, 2012
	Amortized Cost	Fair Value
Within one year	$989	$1,003
One to five years	13,363	13,492
Five to ten years	28,416	28,859
Beyond ten years	14,397	15,035
Mortgage-backed securities	41,317	41,150

Total	$98,482	$99,539

The following table summarizes the securities with unrealized losses at March 31, 2012 and September 30, 2011, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
States and political subdivisions	$328	$(1)	$—	$—	$328	$(1)
U.S. Government agencies and sponsored entities	10,437	(85)	—	—	10,437	(85)
Government sponsored entities residential mortgage-backed:
FNMA	10,593	(116)	—	—	10,593	(116)
FHLMC	13,574	(166)	—	—	13,574	(166)

Total securities	$34,932	$(368)	$—	$—	$34,932	$(368)

September 30, 2011
States and political subdivisions	$—	$—	$1,747	$(20)	$1,747	$(20)
U.S. Government agencies and sponsored entities	5,102	(11)	—	—	5,102	(11)
Government sponsored entities residential mortgage-backed:
FNMA	1,547	(5)	—	—	1,547	(5)

Total securities	$6,649	$(16)	$1,747	$(20)	$8,396	$(36)

Unrealized losses on bonds have not been recognized into income because the issuers of the bonds are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

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

NOTE 4 – LOANS

Loans at March 31, 2012 and September 30, 2011 were as follows (in thousands):

	March 31, 2012	September 30, 2011
Real estate:
One to four family	$145,997	$147,733
Multi-family	1,042	2,016
Commercial real estate	9,075	9,786
Construction and land	4,358	5,209

	160,472	164,744

Commercial and Industrial	3,109	3,722

Consumer
Home equity lines of credit	5,710	5,796
Motor vehicle	6,986	7,299
Other	3,528	3,885

	16,224	16,980

Total	179,805	185,446
Less: Net deferred loan fees	92	92
Allowance for loan losses	1,541	1,658

	$178,172	$183,696

The following table summarizes the scheduled maturities of our loan portfolio at March 31, 2012. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process (in thousands):

March 31, 2012	One- to Four- Family	Home Equity	Multi-Family and Commercial Real Estate	Construction and Land	Commercial Business	Consumer	Total
Amounts due in:
One year or less	$1,366	$41	$88	$3,167	$1,367	$338	$6,367
More than one to two years	136	—	6	6	382	651	1,181
More than two to three years	146	10	108	—	51	1,619	1,934
More than three to five years	1,554	—	305	18	1,015	5,187	8,079
More than five to ten years	9,240	5,655	1,248	334	50	1,369	17,896
More than ten to fifteen years	20,462	4	2,171	770	244	32	23,683
More than fifteen years	113,093	—	6,191	63	—	1,318	120,665

Total	$145,997	$5,710	$10,117	$4,358	$3,109	$10,514	$179,805

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2012 and September 30, 2011. Accrued interest receivable of $810,000 and $872,000 at March 31, 2012 and September 30, 2011, respectively, and net deferred loans fees of $92,000 at March 31, 2012 and September 30, 2011, are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

March 31, 2012:

	Allowance for Loan Losses			Loan Balances
Loan Segment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate	$—	$1,301	$1,301	$—	$160,472	$160,472
Commercial and industrial	—	129	129	—	3,109	3,109
Consumer	—	111	111	—	16,224	16,224

Total	$—	$1,541	$1,541	$—	$179,805	$179,805

September 30, 2011:

	Allowance for Loan Losses			Loan Balances
Loan Segment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Real estate	$—	$1,368	$1,368	$—	$164,744	$164,744
Commercial and industrial	—	49	49	—	3,722	3,722
Consumer	—	241	241	—	16,980	16,980

Total	$—	$1,658	$1,658	$—	$185,446	$185,446

The following table sets forth an analysis of our allowance for loan losses for the three and six months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Balance at beginning of period	$1,533	$1,284	$1,658	$1,134
Provision for loan losses:
Commercial	80	27	80	54
Commercial real estate	367	78	371	156
Residential real estate	(109)	—	(75)	—
Consumer	(116)	45	(116)	90

Total provision	222	150	260	300
Amounts charged off:
Commercial	—	(62)	—	(62)
Commercial real estate	(151)	—	(151)	—
Residential real estate	(95)	—	(243)	—
Consumer	(12)	—	(32)	—

Total loans charged off	(258)	(62)	(426)	(62)
Recoveries of amounts previously charged off:
Commercial	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	30	—	31	—
Consumer	14	—	18	—

Total recoveries	44	—	49	—
Net charge-offs	(214)	(62)	(377)	—

Balance at end of period	$1,541	$1,372	$1,541	$1,372

There were no impaired loans as of or during the three and six months ended March 31, 2012 or 2011, or as of or during the year ended September 30, 2011.

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and September 30, 2011 (in thousands):

	As of March 31, 2012		As of September 30, 2011
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Real estate:
One to four family	$1,512	$—	$2,158	$—
Multi-family	—	—	495	—
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer:
Home equity loans and lines of credit	—	—	19	—
Motor vehicle	22	—	21	—
Other	—	—	4	—

Total	$1,534	$—	$2,697	$—

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012 and September 30, 2011 by class of loans. Non-accrual loans of $1,534,000 as of March 31, 2012 and $2,697,000 at September 30, 2011 are included in the tables below and have been categorized based on their payment status (in thousands).

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2012
Real estate:
One to four family	$650	$160	$1,512	$2,322	$143,675	$145,997
Multi-family	—	—		—	1,042	1,042
Commercial real estate	121	—	—	121	8,954	9,075
Construction and land	269	—		269	4,089	4,358
Commercial and industrial	146	—	—	146	2,963	3,109
Consumer:
Home equity loans and lines of credit	261	—	—	261	5,449	5,710
Motor vehicle	106	16	22	144	6,842	6,986
Other	6	—	—	6	3,522	3,528

Total	$1,559	$176	$1,534	$3,269	$176,536	$179,805

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2011
Real estate:
One to four family	$100	$11	$2,158	$2,269	$145,464	$147,733
Multi-family	—	—	495	495	1,521	2,016
Commercial real estate	302	59	—	361	9,425	9,786
Construction and land	—	20	—	20	5,189	5,209
Commercial and industrial	1,030	1	—	1,031	2,691	3,722
Consumer:
Home equity loans and lines of credit	—	—	19	19	5,777	5,796
Motor vehicle	49	59	21	129	7,170	7,299
Other	7	1	4	12	3,873	3,885

Total	$1,488	$151	$2,697	$4,336	$181,110	$185,446

The Company had no troubled debt restructurings at March 31, 2012 or September 30, 2011.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For all loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity on a quarterly basis. The following table presents the recorded investment in loans based on payment activity as of March 31, 2012 and September 30, 2011 (in thousands):

	March 31, 2012		September 30, 2011
	Performing	Nonperforming	Performing	Nonperforming
Real estate:
One to four family	$144,485	$1,512	$145,575	$2,158
Multi-family	1,042	—	1,521	495
Commercial real estate	9,075	—	9,786	—
Construction and land	4,358	—	5,209	—
Commercial and industrial	3,109	—	3,722	—
Consumer:
Home equity loans and lines of credit	5,710	—	5,777	19
Motor vehicle	6,964	22	7,278	21
Other	3,528	—	3,881	4

	$178,271	$1,534	$182,749	$2,697

NOTE 5: FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at March 31, 2012 and September 30, 2011 were as follows: (in thousands)

	March 31,	September 30,
	2012	2011
Maturities November 2011 through June 2024, fixed rate at rates from 1.94% to 6.75%, weighted average rate of 2.94% at March 31, 2012 and 2.95% at September 30, 2011	$20,610	$23,117

Payments contractually required over the next five years are as follows (in thousands):

March 31,
2013	$5,204
2014	4,071
2015	3,319
2016	2,697
2017	2,160

Total	$17,451

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

The Company used the following methods and significant assumptions to estimate fair value:

Securities: The fair values for securities are determined by quoted market prices, if available (Level 1). If quoted market prices are not available, fair values are based on quoted market prices of similar securities (Level 2). This includes the use of “matrix pricing” used to value debt securities absent the exclusive use of quoted prices. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3).

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at March 31, 2012 Using:
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	TOTAL
Financial Assets
Securities:
States and political subdivisions	$—	$30,861	$—	$30,861
U.S. Government agencies and sponsored entitites	—	27,528	—	27,528
Mortgage backed securities: residential	—	41,150	—	41,150

Total securities	$—	$99,539	$—	$99,539

	Fair Value Measurements at September 30, 2011 Using:
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	TOTAL
Financial Assets
Securities:
States and political subdivisions	$—	$33,417	$—	$33,417
U.S. Government agencies and sponsored entitites	—	39,331	—	39,331
Mortgage backed securities: residential	—	3,997	—	3,997

Total securities	$—	$76,745	$—	$76,745

There were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2012 Using:
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	TOTAL
Other real estate owned, net:
Residential:
One to four family	$—	$—	$918	$918
Commercial real estate:
Other	—	—	270	270

	Fair Value Measurements at September 30, 2011 Using:
(Dollars in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	TOTAL
Other real estate owned, net:
Residential:
One to four family	$—	$—	$87	$87

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $1,188,000, with no valuation allowance at March 31, 2012. At September 30, 2011, other real estate owned had a net carrying amount of $87,000 with no valuation allowance.

Commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Appraisals for real estate properties classified as other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Association’s management. The appraisal values are discounted to allow for selling expenses and fees, and the discounts range from 5% to 10%.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2012 and September 30, 2011 are as follows (in thousands):

		Fair Value Measurements at March 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$21,718	$21,718	$—	$—	$21,718
Securities	99,539	—	99,539	—	99,539
Federal Home Loan Bank stock	1,906	N/A	N/A	N/A	N/A
Loans held for sale	402	—	412	—	412
Loans, net	178,172	—	—	207,135	207,135
Accrued interest receivable	1,493	—	682	811	1,493

Financial liabilities
Deposits	$236,855	$95,979	$142,561	$—	$238,540
Federal Home Loan Bank advances	20,610	—	21,826	—	21,826
Accrued interest payable	194	59	135	—	194

September 30, 2011	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$48,440	$48,440
Securities	76,745	76,745
Federal Home Loan Bank stock	1,906	N/A
Loans held for sale	1,012	1,037
Loans, net	183,696	190,737
Accrued interest receivable	1,491	1,491

Financial liabilities
Deposits	$242,722	$244,812
Federal Home Loan Bank advances	23,117	24,642
Accrued interest payable	435	435

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions place on its transferability.

Loans

Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a level 3 classification. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are by definition equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value and are classified by level consistent with the level of the related assets or liabilities.

Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

NOTE 7 - ESOP PLAN

Employees participate in an Employee Stock Option Plan (ESOP). The ESOP borrowed from the Company to purchase 269,790 shares of the company’s common stock at $10 per share. The Company makes discretionary contributions to the ESOP, and pays dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

Participants receive the shares at the end of employment. A participant may require stock received to be repurchased unless the stock is traded on an established market.

Contributions to the ESOP for the three and six months ended March 31, 2012 totaled $46,000. There was no contribution to the ESOP during the three and six months ended March 31, 2011.

Shares held by the ESOP at March 31, 2012 were as follows (in thousands):

March 31, 2012
Allocated to participants	3,372
Unearned	266,418

Total ESOP shares	269,790

Fair value of unearned shares	$3,288

NOTE 8 – EARNINGS PER SHARE

The factors used in the earnings per share computation, at three and six months ended March 31, 2012, follow (in thousands):

	Three months ended March 31, 2012	Six months ended March 31, 2012
Basic
Net income	$452,000	$1,063,000

Weighted average common shares outstanding	3,372,375	3,372,375
Less: Average unallocated ESOP shares	(268,085)	(268,085)

Average shares	3,104,290	3,104,290

Basic earnings per common share	$0.15	$0.34

Diluted
Net income	$452,000	$1,063,000

Weighted average common shares outstanding for basic earnings per common share	3,104,290	3,104,290
Add: Dilutive effects of assumed exercises of stock options	—	—

Average shares and dilutive potential common shares	3,104,290	3,104,290

Diluted earnings per common share	$0.15	$0.34

There were no potentially dilutive securities outstanding at March 31, 2012.

Earnings per share is not presented for the three and six months ended March 31, 2011 because the Company did not issue shares of common stock until September 12, 2011.

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

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations during the current United States economic recession;

•	our ability to manage the risk from the growth of our commercial real estate lending;

•	significant increases in our loan losses, exceeding our allowance;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation;

•	further declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to high concentration of loans secured by real estate located in our market area;

•	significant increases in our loan losses;

•	risks relating to acquisitions and an ability to integrate and operate profitably any financial institution that we may acquire;

•	our ability to pay dividends;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	general economic conditions, either nationally or in our market area;

•	changes in consumer spending, borrowing and savings habits, including a lack of consumer confidence in financial institutions;

•	potential increases in deposit assessments;

•	significantly increased competition among depository and other financial institutions;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies;

•	legislative or regulatory changes, including increased deposit or premium assessments and increased compliance costs, that adversely affect our business and earnings;

•	changes in the level of government support of housing finance;

•	significantly increased competition with financial institutions;

•	risks and costs related to becoming a publicly traded company; and

•	changes in our organization, compensation and benefit plans.

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

Comparison of Financial Condition at March 31, 2012 and September 30, 2011

Our total assets decreased $9.0 million, or 2.7% to $319.0 million at March 31, 2012 from $328.0 million at September 30, 2011. The decrease was primarily due to a decrease of cash and due from financial institutions of $26.7 million, or 55.2%, to $21.7 million at March 31, 2012 from $48.4 million at September 30, 2011, partially offset by an increase in securities available for sale of $22.8 million, or 29.7%, to $99.5 million at March 31, 2012 from $76.7 million at September 30, 2011.

Loans held for sale decreased $610,000, or 60.3% to $402,000 at March 31, 2012 from $1.0 million at September 30, 2011. This decrease was largely due to reduced one-to-four family mortgage loan originations.

Loans receivable, net, decreased $5.5 million, or 3.0% to $178.2 million at March 31, 2012 from $183.7 million at September 30, 2011. This decrease was largely due to reduced one-to-four family loan originations, caused by the reduced level of refinancing and transfers to other real estate owned. Non-performing loans decreased $1.2 million, or 44.4%, from $2.7 million at September 30, 2011 to $1.5 million at March 31, 2012.

Securities available for sale increased to $99.5 million at March 31, 2012 from $76.7 million at September 30, 2011. This increase was primarily due to the deployment of excess cash and cash equivalents for the purchase of higher-yielding residential mortgage backed securities.

Deposits decreased $5.8 million, or 2.4%, to $236.9 million at March 31, 2012 from $242.7 million at September 30, 2011. The decrease was primarily attributable to an increase in savings and NOW accounts of $2.2 million, or 2.4%, offset by a decrease of $8.0 million, or 5.4%, in certificates of deposit.

Federal Home Loan Bank advances decreased $2.5 million, or 10.8%, to $20.6 million at March 31, 2012 from $23.1 million at September 30, 2011. This decrease in borrowings was primarily the result of regular principal payments and maturities.

Total shareholders’ equity increased slightly to $59.7 million at March 31, 2012, compared to $59.1 million at September 30, 2011. The increase resulted primarily from net income of $1.1 million for the six months ended March 31, 2012, partially offset by a decrease in other comprehensive income of $342,000 and cash dividends of $135,000.

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

	For the Three Months Ended March 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$181,926	$2,650	5.83%	$183,073	$2,803	6.12%
Investment securities	100,738	625	2.48%	74,999	444	2.37%
FHLB stock	1,927	22	4.57%	1,883	21	4.46%
Other interest-earning assets	18,421	8	0.17%	11,153	1	0.04%

Total interest-earning assets	303,012	3,305	4.36%	271,108	3,269	4.82%

Noninterest-earning assets	19,684			19,159

Total assets	322,696			290,267

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	92,507	83	0.36%	75,444	156	0.83%
Certificates of deposit	144,855	583	1.61%	157,032	766	1.95%

Total interest bearing deposits	237,362	666	1.12%	232,476	922	1.59%

FHLB advances	21,120	153	2.90%	27,172	204	3.00%

Total interest bearing liabilities	258,482	819	1.27%	259,648	1,126	1.73%

Non-interest bearing liabilities:
Non-interest bearing deposits	864			987
Accrued interest payable	240			302
Other liabilities	2,753			1,921

Total non-interest bearing liabilities	3,857			3,210

Total liabilities	262,339			262,858

Retained earnings	59,260			27,757
Accumulated other comprehensive income	1,097			(348)

Total equity	60,357			27,409

Total liabilities and equity	$322,696			$290,267

Net interest income		2,486			2,143
Interest rate spread			3.10%			3.09%
Net interest margin			3.28%			3.16%
Average interest-earning assets to average interest-bearing liabilities		117.23%			104.41%

	For the Six Months Ended March 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$181,558	$5,383	5.93%	$183,087	$5,548	6.06%
Investment securities	95,235	1,188	2.49%	67,920	821	2.42%
FHLB stock	1,906	41	4.30%	1,883	40	4.25%
Other interest-earning assets	24,203	24	0.20%	18,304	4	0.04%

Total interest-earning assets	302,902	6,636	4.38%	271,194	6,413	4.73%

Noninterest-earning assets	21,127			18,710

Total assets	324,029			289,904

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	93,108	210	0.45%	71,360	309	0.87%
Certificates of deposit	145,572	1,231	1.69%	158,891	1,629	2.05%

Total interest bearing deposits	238,680	1,441	1.21%	230,251	1,938	1.68%

FHLB advances	21,703	329	3.03%	28,366	428	3.02%

Total interest bearing liabilities	260,383	1,770	1.36%	258,617	2,366	1.83%

Non-interest bearing liabilities:
Non-interest bearing deposits	971			1,000
Accrued interest payable	395			488
Other liabilities	2,738			2,216

Total non-interest bearing liabilities	4,104			3,704

Total liabilities	264,487			262,321

Retained earnings	58,568			27,491
Accumulated other comprehensive income	974			92

Total equity	59,542			27,583

Total liabilities and equity	$324,029			$289,904

Net interest income		4,866			4,047
Interest rate spread			3.02%			2.90%
Net interest margin			3.21%			2.98%
Average interest-earning assets to average interest-bearing liabilities		116.33%			104.86%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At March 31, 2012, we had $20.6 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $53.1 million.

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

As of March 31, 2012, based on the most recent notification from the OCC, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Association’s prompt corrective action category.

Actual and required capital amounts (in thousands) and ratios for the Association are presented below at March 31, 2012 and year-end:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Regulations
As of March 31, 2012:	Amount	Ratio	Amount		Ratio		Amount	Ratio
Total Risk-Based Capital (to Risk-weighted Assets)	$44,914	28.27%	≥	$12,710	≥	8.00%	$15,888	10.00%
Tier I Capital (to Risk-weighted Assets)	43,373	27.30%	≥	6,355	≥	4.00%	9,533	6.00%
Tier I Capital (to Adjusted Total Assets)	43,373	13.60%	≥	12,756	≥	4.00%	15,945	5.00%

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Regulations
As of September 30, 2011:	Amount	Ratio	Amount		Ratio		Amount	Ratio
Total Risk-Based Capital (to Risk-weighted Assets)	$43,748	28.52%	≥	$12,270	≥	8.00%	$15,388	≥	10.00%
Tier I Capital (to Risk-weighted Assets)	$42,090	27.44%	≥	$ 6,135	≥	4.00%	$9,203	≥	6.00%
Tier I Capital (to Adjusted Total Assets)	$42,090	12.88%	≥	$13,076	≥	4.00%	$16,346	≥	5.00%
Tangible Capital (to Adjusted Total Assets)	$42,090	12.88%	≥	$ 4,904	≥	1.50%	N/A		N/A

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

Comparison of Operating Results for the Three and Six Months Ended March 31, 2012 and March 31, 2011

General. Net income decreased to $452,000 for the three months ended March 31, 2012 from $469,000 for the three months ended March 31, 2011. The decrease reflected an increase in net interest income of $343,000 for the three months ended March 31, 2012, offset by an increase in non-interest expense of $498,000 to $2.1 million for the three months ended March 31, 2012 from $1.7 million for the three months ended March 31, 2011.

Net income increased to $1.1 million for the six months ended March 31, 2012 from $906,000 for the six months ended March 31, 2011. The increase reflected an increase in net interest income of $819,000 for the six months ended March 31, 2012, offset by an increase in non-interest expense of $749,000 to $4.0 million for the six months ended March 31, 2012 from $3.3 million for the six months ended March 31, 2011.

Interest Income. Interest income remained constant at $3.3 million for the three months ended March 31, 2012 and for the three months ended March 31, 2011.

Interest income on loans decreased $153,000, or 5.5%, to 2.7 million for the three months ended March 31, 2012 from $2.8 million for the three months ended March 31, 2011. Likewise, the average yields on loans decreased to 5.83% for the three months ended March 31, 2012, compared to 6.12% for the three months ended March 31, 2011. Interest income on investment securities increased $178,000, or 28.6%, to $625,000 for the three months ended March 31, 2012 from $444,000 for the three months ended March 31, 2011, reflecting an increase in the average balance of such securities to $100.7 million at March 31, 2012 from $75.0 million at March 31, 2011. The average yield increased slightly to 2.48% for the three months ended March 31, 2012, compared to 2.37% for the three months ended March 31, 2011.

Interest income increased $203,000, or 3.2%, to $6.6 million for the six months ended March 31, 2012 from $6.4 million for the six months ended March 31, 2011. The increase was largely due to a $502,000 increase in interest income on taxable securities, partially offset by a decrease of $135,000 in interest income from tax exempt securities as well as a decrease of $165,000 in loan interest income.

Interest income on loans decreased $165,000, or 3.0%, to $5.4 million for the six months ended March 31, 2012, from $5.5 million for the 6 months ended March 31, 2011. The average yields on loans decreased to 5.93% for the six months ended March 31, 2012, compared to 6.06% for the six months ended March 31, 2011. Interest income on investment securities increased $367,000, or 30.9%, to $1.2 million for the six months ended March 31, 2012 from $821,000 for the six months ended March 31, 2011, reflecting an increase in the average balance of such securities to $95.2 million at March 31, 2012 from $67.9 million at March 31, 2011. The average yield increased slightly to 2.49% for the six months ended March 31, 2012, compared to 2.42% for the six months ended March 31, 2011.

Interest Expense. Interest expense decreased $307,000, or 27.3%, to $819,000 for the three months ended March 31, 2012 from $1.1 million for the three months ended March 31, 2011. The decrease reflected a decrease in the average rate paid on deposits to 1.12% for the three months ended March 31, 2012 from 1.59% for the three months ended March 31, 2011, which more than offset increases in the average balance of such deposits from $232.5 million to $237.4 million for the same periods. Interest expense on Federal Home Loan Bank Advances decreased $51,000 or 25.0% to $153,000 for the three months ended March 31, 2012 from $204,000 for the three months ended March 31, 2011. This decrease was due to a decrease of $6.1 million in the average balance of these borrowings, offset by a 10 basis point increase in the average rate paid on these borrowings.

Interest expense decreased $596,000, or 25.1%, to $1.8 million for the six months ended March 31, 2012 from $2.4 million for the six months ended March 31, 2011. The decrease reflected a decrease in the average rate paid on deposits to 1.21% for the six months ended March 31, 2012 from 1.68% for the six months ended March 31, 2011, which more than offset increases in the average balance of such deposit from $230.3 million to $238.7 million for the same periods. Interest expense on Federal Home Loan Bank Advances decreased $99,000 or 23.1% to $329,000 for the six months ended March 31, 2012 from $428,000 for the six months ended March 31, 2011. This decrease was due to a decrease of $6.7 million in the average balance of these borrowings, partially offset by a 1 basis point increase in the average rate paid on these borrowings.

Interest expense on certificates of deposit decreased $183,000, or 23.9%, to $583,000 for the three months ended March 31, 2012 from $766,000 for the three months ended March 31, 2011. This decrease reflected a decrease in the average rate paid on certificates of deposits to 1.61% for the three months ended March 31, 2012 from 1.95% for the three months ended March 31, 2011, as well as a decrease in the average balance of such certificates to $144.9 million from $157.0 million. Interest expense on money market deposits, savings, and NOW and demand deposits decreased $73,000, or 46.8%, to $83,000 for the three months ended March 31, 2012 from $156,000 for the three months ended March 31, 2011. The decrease was due to the lower average cost on the NOW and demand deposits as well as savings and money market accounts to 0.36% for the three months ended March 31, 2012 from 0.83% for the three months ended March 31, 2011.

Interest expense on certificates of deposit decreased $398,000, or 24.4%, to $1.2 million for the six months ended March 31, 2012 from $1.6 million for the six months ended March 31, 2011. This decrease reflected a decrease in the average rate paid on certificates of deposits to 1.69% for the six months ended March 31, 2012 from 2.05% for the six months ended March 31, 2011, as well as a decrease in the average balance of such certificates to $145.6 million from $158.9 million. Interest expense on money market deposits, savings, and NOW and demand deposits decreased $99,000, or 32.0%, to $210,000 for the six months ended March 31, 2012 from $309,000 for the six months ended March 31, 2011. The decrease was due to the lower average cost on the NOW and demand deposits as well as savings and money market accounts to 0.45% for the six months ended March 31, 2012 from 0.87% for the six months ended March 31, 2011.

Net Interest Income. Net interest income increased $343,000, or 16.0%, to $2.5 million for the three months ended March 31, 2012 from $2.1 million for the three months ended March 31, 2011. The interest rate spread increased slightly to 3.10% from 3.09%, along with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 117.23% from 104.41%. Our net interest margin increased to 3.28% from 3.16%. The increases in our interest rate spread and net interest margin were largely due to a reduction of rates paid on deposits.

Net interest income increased $819,000, or 20.2%, to $4.9 million for the six months ended March 31, 2012 from $4.0 million for the six months ended March 31, 2011. The interest rate spread increased to 3.02% from 2.90%, along with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 116.33% from 104.86%. Our net interest margin increased to 3.21% from 2.98%. The increases in our interest rate spread and net interest margin were largely due to a reduction of rates paid on deposits.

Provision for Loan Losses. We recorded a provision for loan losses of $260,000 and $300,000, respectively, for the six months ended March 31, 2012 and 2011, and a provision for loan losses of $222,000 and $150,000, respectively, for the three months ended March 31, 2012 and 2011, reflecting the minimal levels of nonperforming loans and charge-offs during the periods, as well as management’s conservative lending policies. The provisions for each period were based on management’s quarterly calculations and resulted primarily from increased subjective factors applied to its loan portfolio.

Noninterest Income. Noninterest income increased $288,000 or 138.5%, to $496,000 for the three months ended March 31, 2012 from $208,000 for the three months ended March 31, 2011. The increase in noninterest income was primarily attributable to an increase in service charges on deposits to $158,000 for the three months ended March 31, 2012 from $91,000 for the three months ended March 31, 2011, and net gains on sales of securities of $184,000 for the three months ended March 31, 2012.

Noninterest income increased to $814,000 for the six months ended March 31, 2012 from $564,000 for the six months ended March 31, 2011. The increase in noninterest income was primarily attributable to an increase in service charges on deposits to $262,000 for the six months ended March 31, 2012 from $189,000 for the six months ended March 31, 2011, and net gains on sales of securities of $194,000 for the six months ended March 31, 2012.

Noninterest Expense. Noninterest expense increased $498,000, or 30.2%, to $2.1 million for the three months ended March 31, 2012, compared to $1.7 million for the three months ended March 31, 2011. This increase was due largely to an increase in salaries and employee benefits due to an increase in the number of employees to $1.1 million for the three months ended March 31, 2012 from $898,000 for the three months ended March 31, 2011 as well as an increase in professional fees and other costs related to being a public company.

Noninterest expense increased $749,000, or 22.9%, to $4.0 million for the six months ended March 31, 2012, compared to $3.3 million for the six months ended March 31, 2011. This increase was due largely to an increase in salaries and employee benefits due to an increase in the number of employees to $2.0 million for the six months ended March 31, 2012 from $1.7 million for the six months ended March 31, 2011 as well as an increase in professional fees and other costs related to being a public company.

Income Tax Expense. The provision for income taxes was $160,000 for the three months ended March 31, 2012, compared to $82,000 for the three months ended March 31, 2011. Our effective tax rates for the three months ended March 31, 2012 and 2011 were 26.1% and 14.8%, respectively. This increase in income tax expense is largely due to increased earnings during the three months ended March 31, 2012. The increase in the effective tax rate is largely due to a reduction in tax exempt income of $89,000 to $216,000 for the three months ended March 31, 2012 from $305,000 for the three months ended March 31, 2011.

The provision for income taxes was $341,000 for the six months ended March 31, 2012, compared to $138,000 for the six months ended March 31, 2011. Our effective tax rates for the six months ended March 31, 2012 and 2011 were 24.3% and 13.2%, respectively. This increase in income tax expense is largely due to increased earnings during the six months ended March 31, 2012. The increase in the effective tax rate is largely due to a reduction in tax exempt income of $135,000 to $444,000 for the six months ended March 31, 2012 from $579,000 for the six months ended March 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Registrant.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

Poage Bankshares, Inc.

Date: May 14, 2012

/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President & Chief Executive Officer

/s/ Jeffery W. Clark
Jeffery W. Clark,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of R. E. Coffman, Jr., President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Jeffery W. Clark, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of R. E. Coffman, Jr., President and Chief Executive Officer, and Jeffery W. Clark, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) :(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Other Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements. (*)

*	Furnished, not filed.