Form 10-Q
period 2012-06-30
Poage Bankshares, Inc.
filed 2012-08-10
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

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

As of August 8, 2012, 3,372,375 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(in thousands)
ASSETS
Cash and due from financial institutions	$25,753	$48,440
Securities available for sale	92,596	76,745
Loans held for sale	676	1,012
Loans, net of allowance of $1,593, and $1,658	181,735	183,696
Federal Home Loan Bank stock, at cost	1,953	1,906
Other real estate owned, net	987	87
Premises and equipment, net	6,202	6,322
Company owned life insurance	6,631	6,467
Accrued interest receivable	1,381	1,491
Other assets	1,448	1,786

	$319,362	$327,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$7,099	$1,139
Interest bearing	229,804	241,583

Total deposits	236,903	242,722
Federal Home Loan Bank advances	19,174	23,117
Accrued interest payable	293	435
Other liabilities	1,918	2,590

Total liabilities	258,288	268,864

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,372,375 issued and outstanding	34	34
Additional paid-in-capital	31,971	31,955
Retained earnings	30,196	28,757
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,597)	(2,698)
Accumulated other comprehensive income	1,470	1,040

Total shareholders’ equity	61,074	59,088

	$319,362	$327,952

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Interest and dividend income
Loans, including fees	$2,605	$2,766	$7,988	$8,314
Taxable securities	421	181	1,165	423
Tax exempt securities	188	291	632	870
Federal funds sold and other	27	22	92	66

	3,241	3,260	9,877	9,673
Interest expense
Deposits	615	894	2,056	2,832
Federal Home Loan Bank advances and other	146	195	475	623

	761	1,089	2,531	3,455

Net interest income	2,480	2,171	7,346	6,218

Provision for loan losses	57	160	317	460

Net interest income after provision for loan losses	2,423	2,011	7,029	5,758

Non-interest income
Service charges on deposits	146	107	408	296
Other service charges	1	6	13	14
Net gains on sales of loans	96	50	323	294
Net gains on sales of securities	46	28	240	28
Income from company owned life insurance	54	56	164	170
Other	3	3	12	12

	346	250	1,160	814
Non-interest expense
Salaries and employee benefits	1,023	946	3,052	2,659
Occupancy and equipment	216	203	620	561
Data processing	158	140	486	421
Federal deposit insurance	43	94	145	264
Foreclosed assets, net	(62)	87	39	134
Advertising	83	73	205	203
Professional fees	153	7	516	143
Other taxes	61	75	173	152
Other	236	205	691	560

	1,911	1,830	5,927	5,097

Income before income taxes	858	431	2,262	1,475

Income tax expense	212	36	553	174

Net income	$646	$395	$1,709	$1,301

Earnings per share:
Basic	$0.21	N/A	$0.55	N/A
Diluted	$0.21	N/A	$0.55	N/A
Dividend per share	$0.04		$0.08

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)

Net income	$646	$395	$1,709	$1,301

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	1,217	755	892	(1)
Reclassification adjustments for (gains) losses included in net income	(46)	(28)	(240)	(28)

Net unrealized holding gains (losses) on available for sale securities	1,171	727	652	(29)
Tax effect	(399)	(247)	(222)	11

Other comprehensive income (loss):	772	480	430	(18)

Comprehensive income (loss)	$1,418	$875	$2,139	$1,283

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(in thousands)

Balances, October 1, 2011	$34	$31,955	$28,757	$(2,698)	$1,040	$59,088

Net income	—	—	1,709	—	—	1,709
Dividends paid	—	—	(270)	—	—	(270)
ESOP compensation earned	—	16	—	101		117
Change in unrealized gain (loss) on securities available for sale, net of taxes	—	—	—	—	430	430

Balances, June 30, 2012	$34	$31,971	$30,196	$(2,597)	$1,470	$61,074

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2012	2011
	(in thousands)
OPERATING ACTIVITY
Net income	$1,709	$1,301
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	293	277
Provision for loan losses	317	460
Loss (gain) on sale of securities	(240)	(28)
Loss (gain) on sale of other real estate owned	(32)	52
Net amortization on securities	496	360
Deferred income tax (benefit) expense	183	—
Net gain on sale of loans	(323)	(294)
Origination of loans held for sale	(9,117)	(7,996)
Proceeds from loans held for sale	9,776	9,673
Increase in cash value of life insurance	164	(172)
Decrease (increase) in:
Accrued interest receivable	110	(179)
Other assets	146	(591)
Increase (decrease) in:
Accrued interest payable	(142)	(158)
Other liabilities	(885)	(638)

Net cash from operating activities	2,455	2,067

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sale	15,969	1,964
Proceeds from calls	41,559	15,283
Proceeds from maturities	665	445
Purchases	(77,232)	(55,554)
Principal payments received	3,584	61
Purchase of Federal Home Loan Bank Stock	(47)	(23)
Term deposits in other financial institutions:
Proceeds from maturities	—	100
Loan originations and principal payments on loans, net	99	(659)
Proceeds from the sale of other real estate owned	466	358
Purchase of office properties and equipment	(173)	(188)

Net cash from investing activities	(15,110)	(38,213)

FINANCING ACTIVITIES
Net change in deposits	(5,819)	13,792
Payments on Federal Home Loan Bank borrowings	(3,943)	(7,231)
Cash dividends paid	(270)	—

Net cash from financing activities	(10,032)	6,561

DECREASE IN CASH AND CASH EQUIVALENTS	(22,687)	(29,585)

Cash and cash equivalents at beginning of year	48,440	43,233

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,753	$13,648

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$2,673	$3,613
Income taxes	$—	$—
Real estate acquired in settlement of loans	$1,334	$508

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2012 and September 30, 2011 and the results of operations and cash flows for the interim periods ended June 30, 2012 and 2011. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 – ADOPTION OF NEW ACCOUNTING STANDARDS

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

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at June 30, 2012 and September 30, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
States and political subdivisions	$25,082	$1,712	$—	$26,794
U.S. Government agencies and sponsored entities	21,530	23	(1)	21,552
Government sponsored entities residential mortgage-backed:
FNMA	20,030	271	(6)	20,295
FHLMC	23,726	229	—	23,955

Total securities	$90,368	$2,235	$(7)	$92,596

September 30, 2011
States and political subdivisions	$32,132	$1,305	$(20)	$33,417
U.S. Government agencies and sponsored entities	39,093	249	(11)	39,331
Government sponsored entities residential mortgage-backed:
FNMA	3,944	58	(5)	3,997

Total securities	$75,169	$1,612	$(36)	$76,745

The proceeds from sales and calls of securities and the associated gross gains and losses are listed below (in thousands):

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
Proceeds	$18,010	$3,247	$48,771	$17,247
Gross gains	46	28	240	28
Gross losses	—	—	—	—

The provision for income taxes for the three months and nine months ended June 30, 2012 related to net realized securities gains was $16,000 and $82,000, respectively, based on an income tax rate of 34%.

The provision for income taxes for the three and nine months ended June 30, 2011 related to net realized securities gains was $10,000 based on an income tax rate of 34%.

The amortized cost and fair value of the securities portfolio at June 30, 2012 is shown in the following table by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. (in thousands)

	June 30, 2012
	Amortized Cost	Fair Value

Within one year	$470	$478
One to five years	8,853	8,964
Five to ten years	25,684	26,379
Beyond ten years	11,605	12,525
Mortgage-backed securities	43,756	44,250

Total	$90,368	$92,596

The following table summarizes the securities with unrealized losses at June 30, 2012 and September 30, 2011, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2012
U.S. Government agencies and sponsored entities	$2,010	$(1)	$—	$—	$2,010	$(1)
Government sponsored entities residential mortgage-backed:
FHLMC	1,874	(6)	—	—	1,874	(6)

Total securities	$3,884	$(7)	$—	$—	$3,884	$(7)

September 30, 2011
States and political subdivisions	$—	$—	$1,747	$(20)	$1,747	$(20)
U.S. Government agencies and sponsored entities	5,102	(11)	—	—	5,102	(11)
Government sponsored entities residential mortgage-backed:
FNMA	1,547	(5)	—	—	1,547	(5)

Total securities	$6,649	$(16)	$1,747	$(20)	$8,396	$(36)

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

NOTE 4 – LOANS

Loans at June 30, 2012 and September 30, 2011 were as follows (in thousands):

	June 30, 2012	September 30, 2011

Real estate:
One to four family	$143,339	$147,733
Multi-family	996	2,016
Commercial real estate	13,016	9,786
Construction and land	4,577	5,209

	161,928	164,744

Commercial and Industrial	4,672	3,722

Consumer
Home equity lines of credit	5,736	5,796
Motor vehicle	7,232	7,299
Other	3,847	3,885

	16,815	16,980

Total	183,415	185,446
Less: Net deferred loan fees	87	92
Allowance for loan losses	1,593	1,658

	$181,735	$183,696

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2012 and September 30, 2011. Accrued interest receivable of $851,000 and $872,000 at June 30, 2012 and September 30, 2011, respectively, and net deferred loans fees of $87,000 at June 30, 2012 and $94,000 at September 30, 2011, are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

June 30, 2012:
	Allowance for Loan Losses			Loan Balances
Loan Segment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Real estate	$—	$1,331	$1,331	$—	$161,928	$161,928
Commercial and industrial	—	140	140	—	4,672	4,672
Consumer	—	122	122	—	16,815	16,815

Total	$—	$1,593	$1,593	$—	$183,415	$183,415

September 30, 2011:
	Allowance for Loan Losses			Loan Balances
Loan Segment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Real estate	$—	$1,368	$1,368	$—	$164,744	$164,744
Commercial and industrial	—	49	49	—	3,722	3,722
Consumer	—	241	241	—	16,980	16,980

Total	$—	$1,658	$1,658	$—	$185,446	$185,446

The following table sets forth an analysis of our allowance for loan losses for the three and nine months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$1,541	$1,372	$1,658	$1,134
Provision for loan losses:		—
Commercial	11	28	91	82
Commercial real estate	41	84	412	240
Residential real estate	(6)	—	(81)	—
Consumer	11	48	(105)	138

Total provision	57	160	317	460
Amounts charged off:
Commercial	—	—	—	—
Commercial real estate	—	—	(151)	—
Residential real estate	(34)	(3)	(277)	(3)
Consumer	—	(7)	(32)	(69)

Total loans charged off	(34)	(10)	(460)	(72)
Recoveries of amounts previously charged off:
Commercial	—	—	—	—
Commercial real estate	22	—	22	—
Residential real estate	7	—	38	—
Consumer	—	1	18	1

Total recoveries	29	1	78	1
Net charge-offs	(57)	(9)	(382)	(71)

Balance at end of period	$1,593	$1,523	$1,593	$1,523

There were no impaired loans as of or during the three and nine months ended June 30, 2012 or 2011, or as of or during the year ended September 30, 2011.

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and September 30, 2011 (in thousands):

	As of June 30, 2012		As of September 30, 2011
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Real estate:
One to four family	$997	$—	$2,158	$—
Multi-family	—	—	495	—
Commercial real estate	—	—	—	—
Construction and land	—	—	—	—
Commercial and industrial	10	—	—	—
Consumer:
Home equity loans and lines of credit	8	—	19	—
Motor vehicle	29	—	21	—
Other	10	—	4	—

Total	$1,054	$—	$2,697	$—

The following table presents the aging of the recorded investment in past due loans as of June 30, 2012 and September 30, 2011 by class of loans. Non-accrual loans of $1,054,000 as of June 30, 2012 and $2,697,000 at September 30, 2011 are included in the tables below and have been categorized based on their payment status (in thousands).

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2012
Real estate:
One to four family	$1,520	$502	$997	$3,019	$140,320	$143,339
Multi-family	—	—	—	—	996	996
Commercial real estate	957	—	—	957	12,059	13,016
Construction and land	—	—	—	—	4,577	4,577
Commercial and industrial	—	6	10	16	4,656	4,672
Consumer:
Home equity loans and lines of credit	—	24	8	32	5,704	5,736
Motor vehicle	52	59	29	140	7,092	7,232
Other	—	—	10	10	3,837	3,847

Total	$2,529	$591	$1,054	$4,174	$179,241	$183,415

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2011
Real estate:
One to four family	$100	$11	$2,158	$2,269	$145,464	$147,733
Multi-family	—	—	495	495	1,521	2,016
Commercial real estate	302	59	—	361	9,425	9,786
Construction and land	—	20	—	20	5,189	5,209
Commercial and industrial	1,030	1	—	1,031	2,691	3,722
Consumer:
Home equity loans and lines of credit	—	—	19	19	5,777	5,796
Motor vehicle	49	59	21	129	7,170	7,299
Other	7	1	4	12	3,873	3,885

Total	$1,488	$151	$2,697	$4,336	$181,110	$185,446

CREDIT QUALITY INDICATORS:

The company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all non-homogeneous loans, such as commerical and commercial real estate loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the instituion’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Not Rated
June 30, 2012
Commercial and industrial	$4,215	$—	$457	$—	$—
Commercial Real Estate	11,817	775	424	—	—

Total	$16,032	$775	$881	$—	$—

The Company had no troubled debt restructurings at June 30, 2012 or September 30, 2011.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For all loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity on a quarterly basis. The following table presents the recorded investment in loans based on payment activity as of June 30, 2012 and September 30, 2011 (in thousands):

	June 30, 2012		September 30, 2011
	Performing	Nonperforming	Performing	Nonperforming
Real estate:
One to four family	$142,342	$997	$145,575	$2,158
Multi-family	996	—	1,521	495
Commercial real estate	13,016	—	9,786	—
Construction and land	4,577	—	5,209	—
Commercial and industrial	4,662	10	3,722	—
Consumer:
Home equity loans and lines of credit	5,728	8	5,777	19
Motor vehicle	7,203	29	7,278	21
Other	3,837	10	3,881	4

	$182,361	$1,054	$182,749	$2,697

NOTE 5: FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at June 30, 2012 and September 30, 2011 were as follows: (in thousands)

	June 30, 2012	September 30, 2011

Maturities November 2011 through June 2024, fixed rate at rates from 1.94% to 6.75%, weighted average rate of 2.97% at June 30, 2012 and 2.95% at September 30, 2011	$19,174	$23,117

Payments contractually required over the next five years are as follows (in thousands):

June 30,
2013	$5,582
2014	3,668
2015	2,996
2016	2,433
2017	1,949

Total	$16,628

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	TOTAL
(Dollars in thousands)
Financial Assets
Securities:
States and political subdivisions	$—	$26,794	$—	$26,794
U.S. Government agencies and sponsored entities	—	21,552	—	21,552
Mortgage backed securities: residential	—	44,250	—	44,250

Total securities	$—	$92,596	$—	$92,596

	Fair Value Measurements at September 30, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	TOTAL
(Dollars in thousands)
Financial Assets
Securities:
States and political subdivisions	$—	$33,417	$—	$33,417
U.S. Government agencies and sponsored entities	—	39,331	—	39,331
Mortgage backed securities: residential	—	3,997	—	3,997

Total securities	$—	$76,745	$—	$76,745

There were no transfers between Level 1 and Level 2.

There were no assets or liabilities measured at fair value on a nonrecurring basis as of June 30, 2012.

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2011 Using:
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	TOTAL
(Dollars in thousands)
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

The carrying amounts and estimated fair values of financial instruments, at June 30, 2012 and September 30, 2011 are as follows (in thousands):

		Fair Value Measurements at June 30, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$25,753	$27,753	$—	$—	$27,753
Securities	92,596	—	92,596	—	92,596
Federal Home Loan Bank stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	676	—	695	—	695
Loans, net	181,735	—	—	201,271	201,271
Accrued interest receivable	1,381	—	529	852	1,381

Financial liabilities
Deposits	$236,903	$95,637	$142,937	$—	$238,574
Federal Home Loan Bank advances	19,174	—	20,331	—	20,331
Accrued interest payable	293	—	293	—	293

September 30, 2011	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$48,440	$48,440
Securities	76,745	76,745
Federal Home Loan Bank stock	1,906	N/A
Loans held for sale	1,012	1,037
Loans, net	183,696	190,737
Accrued interest receivable	1,491	1,491

Financial liabilities
Deposits	$242,722	$244,812
Federal Home Loan Bank advances	23,117	24,642
Accrued interest payable	435	435

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

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

Contributions to the ESOP for the three and nine months ended June 30, 2012 totaled $46,000. There was no contribution to the ESOP during the three and nine months ended June 30, 2011.

Shares held by the ESOP at June 30, 2012 were as follows (in thousands):

June 30, 2012
Allocated to participants	3,372
Unearned	266,418

Total ESOP shares	269,790

Fair value of unearned shares	$3,364,859

NOTE 8 – EARNINGS PER SHARE

The factors used in the earnings per share computation, at three and nine months ended June 30, 2012, follow (in thousands):

	Three months ended June 30, 2012	Nine months ended June 30, 2012
Basic
Net income	$646,000	$1,709,000

Weighted average common shares outstanding	3,372,375	3,372,375
Less: Average unallocated ESOP shares	(267,525)	(267,525)

Average shares	3,104,850	3,104,850

Basic earnings per common share	$0.21	$0.55

Diluted
Net income	$646,000	$1,709,000

Weighted average common shares outstanding for basic earnings per common share	3,104,850	3,104,850
Add: Dilutive effects of assumed exercises of stock options	—	—

Average shares and dilutive potential common shares	3,104,850	3,104,850

Diluted earnings per common share	$0.21	$0.55

There were no potentially dilutive securities outstanding at June 30, 2012.

Earnings per share is not presented for the three and nine months ended June 30, 2011 because the Company did not issue shares of common stock until September 12, 2011.

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

Comparison of Financial Condition at June 30, 2012 and September 30, 2011

Our total assets decreased $8.6 million, or 2.6% to $319.4 million at June 30, 2012 from $328.0 million at September 30, 2011. The decrease was primarily due to a decrease of cash and due from financial institutions of $22.6 million, or 46.7%, to $25.8 million at June 30, 2012 from $48.4 million at September 30, 2011, partially offset by an increase in securities available for sale of $15.9 million, or 20.7%, to $92.6 million at June 30, 2012 from $76.7 million at September 30, 2011.

Loans held for sale decreased $336,000, or 33.2% to $676,000 at June 30, 2012 from $1.0 million at September 30, 2011. This decrease was largely due to reduced one-to-four family mortgage loan originations.

Loans receivable, net, decreased $2.0 million, or 1.1% to $181.7 million at June 30, 2012 from $183.7 million at September 30, 2011. This decrease was largely due to reduced one-to-four family loan originations, caused by the reduced level of refinancing and transfers to other real estate owned. Non-performing loans decreased $1.6 million, or 59.3%, from $2.7 million at September 30, 2011 to $1.1 million at June 30, 2012.

Securities available for sale increased to $92.6 million at June 30, 2012 from $76.7 million at September 30, 2011. This increase was primarily due to the deployment of excess cash and cash equivalents for the purchase of higher-yielding residential mortgage backed securities.

Deposits decreased $5.8 million, or 2.4%, to $236.9 million at June 30, 2012 from $242.7 million at September 30, 2011. The decrease was primarily attributable to an increase in savings and NOW accounts of $2.0 million, or 2.1%, offset by a decrease of $7.8 million, or 5.2%, in certificates of deposit.

Federal Home Loan Bank advances decreased $3.9 million, or 16.9%, to $19.2 million at June 30, 2012 from $23.1 million at September 30, 2011. This decrease in borrowings was primarily the result of regular principal payments and maturities.

Total shareholders’ equity increased to $61.1 million at June 30, 2012, compared to $59.1 million at September 30, 2011. The increase resulted primarily from net income of $1.7 million for the nine months ended June 30, 2012, an increase in other comprehensive income of $430,000 and partially offset by cash dividends of $270,000.

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

	For the Three Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$180,048	$2,605	5.79%	$182,062	$2,766	6.08%
Investment securities	99,557	609	2.45%	75,265	472	2.51%
FHLB stock	1,947	20	4.11%	1,903	21	4.41%
Other interest-earning assets	19,712	7	0.14%	16,907	1	0.02%

Total interest-earning assets	301,264	3,241	4.30%	276,137	3,260	4.72%

Noninterest-earning assets	19,392			19,384

Total assets	320,656			295,521

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	93,919	82	0.35%	84,485	179	0.85%
Certificates of deposit	142,258	533	1.50%	152,944	715	1.87%

Total interest bearing deposits	236,177	615	1.04%	237,429	894	1.51%

FHLB advances	19,758	146	2.96%	25,741	195	3.03%

Total interest bearing liabilities	255,935	761	1.19%	263,170	1,089	1.66%

Non-interest bearing liabilities:
Non-interest bearing deposits	1,013			1,005
Accrued interest payable	353			420
Other liabilities	2,898			2,383

Total non-interest bearing liabilities	4,264			3,808

Total liabilities	260,199			266,978

Total equity	60,457			28,543

Total liabilities and equity	$320,656			$295,521

Net interest income		2,480			2,171
Interest rate spread			3.11%			3.07%
Net interest margin			3.29%			3.14%
Average interest-earning assets to average interest-bearing liabilities		117.71%			104.93%

	For the Nine Months Ended June 30,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$181,056	$7,988	5.88%	$182,746	$8,314	6.07%
Investment securities	96,671	1,797	2.48%	70,368	1,293	2.45%
FHLB stock	1,919	61	4.24%	1,889	61	4.31%
Other interest-earning assets	22,711	31	0.18%	17,838	5	0.04%

Total interest-earning assets	302,357	9,877	4.36%	272,841	9,673	4.73%

Noninterest-earning assets	20,555			18,934

Total assets	322,912			291,775

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	91,526	292	0.43%	75,794	488	0.86%
Certificates of deposit	144,471	1,764	1.63%	156,909	2,344	1.99%

Total interest bearing deposits	235,997	2,056	1.16%	232,703	2,832	2.43%

FHLB advances	21,057	475	3.01%	27,491	623	3.02%

Total interest bearing liabilities	257,054	2,531	1.31%	260,194	3,455	1.77%

Non-interest bearing liabilities:
Non-interest bearing deposits	956			943
Accrued interest payable	380			465
Other liabilities	4,651			2,194

Total non-interest bearing liabilities	5,987			3,602

Total liabilities	263,041			263,796

Total equity	59,871			27,979

Total liabilities and equity	$322,912			$291,755

Net interest income		7,346			6,218
Interest rate spread			3.04%			2.96%
Net interest margin			3.24%			3.04%
Average interest-earning assets to average interest-bearing liabilities		117.62%			104.86%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At June 30, 2012, we had $19.2 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $54.5 million.

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

As of June 30, 2012, based on the most recent notification from the OCC, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Association’s prompt corrective action category.

Actual and required capital amounts (in thousands) and ratios for the Association are presented below at June 30, 2012 and year-end:

	Actual			For Capital Adequacy Purpose			To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio		Amount		Ratio	Amount	Ratio
As of June 30 2012:
Total Risk-Based Capital (to Risk-weighted Assets)	$45,679	29.57%	≥	$12,382	≥	8.00%	$15,448	10.00%
Tier I Capital (to Risk-weighted Assets)	44,086	28.53%	≥	6,179	≥	4.00%	9,269	6.00%
Tier I Capital (to Adjusted Total Assets)	44,086	13.51%	≥	12,771	≥	4.00%	15,963	5.00%

	Actual			For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio		Amount		Ratio	Amount		Ratio
As of September 30, 2011:
Total Risk-Based Capital (to Risk-weighted Assets)	$43,748	28.52%	≥	$12,270	≥	8.00%	$15,388	≥	10.00%
Tier I Capital (to Risk-weighted Assets)	$42,090	27.44%	≥	$6,135	≥	4.00%	$9,203	≥	6.00%
Tier I Capital (to Adjusted Total Assets)	$42,090	12.88%	≥	$13,076	≥	4.00%	$16,346	≥	5.00%
Tangible Capital (to Adjusted Total Assets)	$42,090	12.88%	≥	$4,904	≥	1.50%	N/A		N/A

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

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2012 and June 30, 2011

General. Net income increased to $646,000 for the three months ended June 30, 2012 from $395,000 for the three months ended June 30, 2011. The increase reflected an increase in net interest income of $309,000 for the three months ended June 30, 2012, offset by an increase in non-interest expense of $81,000 to $1.9 million for the three months ended June 30, 2012 from $1.8 million for the three months ended June 30, 2011.

Net income increased to $1.7 million for the nine months ended June 30, 2012 from $1.3 million for the nine months ended June 30, 2011. The increase reflected an increase in net interest income of $1.13 million for the nine months ended June 30, 2012, offset by an increase in non-interest expense of $830,000 to $5.9 million for the nine months ended June 30, 2012 from $5.1 million for the nine months ended June 30, 2011.

Interest Income. Interest income decreased slightly to $3.2 million for the three months ended June 30, 2012 from $3.3 million for the three months ended June 30, 2011.

Interest income on loans decreased $161,000, or 5.8%, to $2.6 million for the three months ended June 30, 2012 from $2.8 million for the three months ended June 30, 2011. Likewise, the average yields on loans decreased to 5.79% for the three months ended June 30, 2012, compared to 6.08% for the three months ended June 30, 2011. Interest income on investment securities increased $137,000, or 29.0%, to $609,000 for the three months ended June 30, 2012 from $472,000 for the three months ended June 30, 2011, reflecting an increase in the average balance of such securities to $99.6 million at June 30, 2012 from $75.3 million at June 30, 2011. The average yield decreased slightly to 2.45% for the three months ended June 30, 2012, compared to 2.51% for the three months ended June 30, 2011.

Interest income increased $204,000, or 2.1%, to $9.9 million for the nine months ended June 30, 2012 from $9.7 million for the nine months ended June 30, 2011. The increase was largely due to a $742,000 increase in interest income on taxable securities, partially offset by a decrease of $238,000 in interest income from tax exempt securities as well as a decrease of $326,000 in loan interest income.

Interest income on loans decreased $326,000, or 3.9%, to $8.0 million for the nine months ended June 30, 2012, from $8.3 million for the nine months ended June 30, 2011. The average yields on loans decreased to 5.88% for the nine months ended June 30, 2012, compared to 6.07% for the nine months ended June 30, 2011. Interest income on investment securities increased $504,000, or 39.0%, to $1.8 million for the nine months ended June 30, 2012 from $1.3 million for the nine months ended June 30, 2011, reflecting an increase in the average balance of such securities to $96.7 million at June 30, 2012 from $70.4 million at June 30, 2011. The average yield increased slightly to 2.48% for the nine months ended June 30, 2012, compared to 2.45% for the nine months ended June 30, 2011.

Interest Expense. Interest expense decreased $328,000, or 30.5%, to $761,000 for the three months ended June 30, 2012 from $1.1 million for the three months ended June 30, 2011. The decrease reflected a decrease in the average rate paid on deposits to 1.04% for the three months ended June 30, 2012 from 1.51% for the three months ended June 30, 2011 and a decrease in the average balance of such deposits of $1.3 million. Interest expense on Federal Home Loan Bank Advances decreased $49,000 or 25.1% to $146,000 for the three months ended June 30, 2012 from $195,000 for the three months ended June 30, 2011. This decrease was due to a decrease of $6.0 million in the average balance of these borrowings and a 7 basis point decrease in the average rate paid on these borrowings.

Interest expense decreased $924,000, or 26.7%, to $2.5 million for the nine months ended June 30, 2012 from $3.5 million for the nine months ended June 30, 2011. The decrease reflected a decrease in the average rate paid on deposits to 1.16% for the nine months ended June 30, 2012 from 2.43% for the nine months ended June 30, 2011, which more than offset increases in the average balance of such deposit from $236.0 to $232.7 for the same periods. Interest expense on Federal Home Loan Bank Advances decreased $148,000 or 23.8% to $475,000 for the nine months ended June 30, 2012 from $623,000 for the nine months ended June 30, 2011. This decrease was due to a decrease of $6.4 million in the average balance of these borrowings and a basis point decrease in the average rate paid on these borrowings.

Interest expense on certificates of deposit decreased $182,000, or 25.4%, to $533,000 for the three months ended June 30, 2012 from $715,000 for the three months ended June 30, 2011. This decrease reflected a decrease in the average rate paid on certificates of deposits to 1.50% for the three months ended June 30, 2012 from 1.87% for the three months ended June 30, 2011, as well as a decrease in the average balance of such certificates to $142.3 million from $152.9 million. Interest expense on money market deposits, savings, and NOW and demand deposits decreased $97,000, or 54.2%, to $82,000 for the three months ended June 30, 2012 from $179,000 for the three months ended June 30, 2011. The decrease was due to the lower average cost on the NOW and demand deposits as well as savings and money market accounts to .35% for the three months ended June 30, 2012 from .85% for the three months ended June 30, 2011, which more than offset a $9.4 million increase in the average balance of such deposits to $93.9 million.

Interest expense on certificates of deposit decreased $580,000, or 24.7%, to $1.8 million for the nine months ended June 30, 2012 from $2.3 million for the nine months ended June 30, 2011. This decrease reflected a decrease in the average rate paid on certificates of deposits to 1.63% for the nine months ended June 30, 2012 from 1.99% for the nine months ended June 30, 2011, as well as a decrease in the average balance of such certificates to $144.5 million from $156.9 million. Interest expense on money market deposits, savings, and NOW and demand deposits decreased $196,000, or 40.2%, to $292,000 for the nine months ended June 30, 2012 from $488,000 for the nine months ended June 30, 2011. The decrease was due to the lower average cost on the NOW and demand deposits as well as savings and money market accounts to .43% for the nine months ended June 30, 2012 from .86% for the nine months ended June 30, 201, which more than offset a $15.7 million increase in the average balance of such deposits to $91.5 million.

Net Interest Income. Net interest income increased $309,000, or 14.2%, to $2.5 million for the three months ended June 30, 2012 from $2.2 million for the three months ended June 30, 2011. The interest rate spread increased slightly to 3.11% from 3.07%, along with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 117.71% from 104.93%. Our net interest margin increased to 3.29% from 3.14%. The increases in our interest rate spread and net interest margin were largely due to a reduction of rates paid on deposits.

Net interest income increased $1.1 million, or 17.7%, to $7.3 million for the nine months ended June 30, 2012 from $6.2 million for the nine months ended June 30, 2011. The interest rate spread increased to 3.04% from 2.96%, along with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 117.62% from 104.86%. Our net interest margin increased to 3.24% from 3.04%. The increases in our interest rate spread and net interest margin were largely due to a reduction of rates paid on deposits.

Provision for Loan Losses. We recorded a provision for loan losses of $57,000 and $160,000, respectively, for the three months ended June 30, 2012 and 2011, and a provision for loan losses of $317,000 and $460,000, respectively, for the nine months ended June 30, 2012 and 2011, reflecting the minimal levels of nonperforming loans and charge-offs during the periods, as well as management’s conservative lending policies. The provisions for each period were based on management’s quarterly calculations and resulted primarily from increased subjective factors applied to its loan portfolio.

Noninterest Income. Noninterest income increased $96,000 or 38.4%, to $346,000 for the three months ended June 30, 2012 from $250,000 for the three months ended June 30, 2011. The increase in noninterest income was primarily attributable to an increase in service charges on deposits to $146,000 for the three months ended June 30, 2012 from $107,000 for the three months ended June 30, 2011, and an increase in net gains on sales of loans of $96,000 for the three months ended June 30, 2012, from $50,000 for the three months ended June 30, 2011.

Noninterest income increased to $1.2 million for the nine months ended June 30, 2012 from $814,000 for the nine months ended June 30, 2011. The increase in noninterest income was primarily attributable to an increase in service charges on deposits to $408,000 for the nine months ended June 30, 2012 from $296,000 for the nine months ended June 30, 2011 and an increase in net gains on sales of securities to $240,000 for the nine months ended June 30, 2012 from $28,000 for the nine months ended June 30, 2011.

The increase in service fees on deposits is largely due to an automated bounce protection program implemented in January 2012, which increased the NSF and overdraft fee income, while reducing the number of fee waivers by Company personnel. Also electronic banking fee income has continued to grow as more customers are utilizing our internet based banking services.

Noninterest Expense. Noninterest expense increased $81,000, or 4.4%, to $1.9 million for the three months ended June 30, 2012, compared to $1.8 million for the three months ended June 30, 2011. This increase was due largely to an increase in salaries and employee benefits to $1.0 million for the three months ended June 30, 2012 from $946,000 for the three months ended June 30, 2011 as well as an increase in other expenses of $163,000 to $450,000 for the three months ended June 30, 2012, compared to $287,000 for the three months ended June 30, 2011 partially offset by a decline in foreclosed assets, net expenses of $149,000.

Noninterest expense increased $830,000, or 16.3%, to $5.9 million for the nine months ended June 30, 2012, compared to $5.1 million for the nine months ended June 30, 2011. This increase was due largely to an increase in salaries and employee benefits to $3.1 million for the nine months ended June 30, 2012 from $2.7 million for the nine months ended June 30, 2011 as well as an increase in other expenses of $525,000 to $1.4 million for the nine months ended June 30, 2012 compared to $855,000 for the nine months ended June 30, 2011.

The total number of employees has steadily increased from 50 at September 30, 2010 to 62 at June 30, 2012.

It is expected that personnel expenses will continue to increase. In late June, 2012 a seasoned Chief Credit Officer and seasoned Retail Lending Manager joined the management team. They will be responsible for directing the continued transition of this former Thrift into the additional areas of consumer and commercial lending. These positions were necessary in order to complete the year-end retirement transition of the former Co-CEO’s into their respective new roles as consultants. In addition to these key positions, it is anticipated the future addition of a dual-functioned position as Director of Human Resources and Training.

Income Tax Expense. The provision for income taxes was $212,000 for the three months ended June 30, 2012, compared to $36,000 for the three months ended June 30, 2011. Our effective tax rates for the three months ended June 30, 2012 and 2011 were 24.7% and 8.4%, respectively. This increase in income tax expense is largely due to increased earnings during the three months ended June 30, 2012. The increase in the effective tax rate is largely due to a reduction in tax exempt income of $103,000 to $188,000 for the three months ended June 30, 2012 from $291,000 for the three months ended June 30, 2011.

The provision for income taxes was $553,000 for the nine months ended June 30, 2012, compared to $174,000 for the nine months ended June 30, 2011. Our effective tax rates for the nine months ended June 30, 2012 and 2011 were 24.4% and 11.8%, respectively. This increase in income tax expense is largely due to increased earnings during the nine months ended June 30, 2012. The increase in the effective tax rate is largely due to a reduction in tax exempt income of $238,000 to $632,000 for the nine months ended June 30, 2012 from $870,000 for the nine months ended June 30, 2011.

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

During the quarter ended June 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Poage Bankshares, Inc.

Date: August 10, 2012

/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President & Chief Executive Officer

/s/ Jeffery W. Clark
Jeffery W. Clark,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of R. E. Coffman, Jr., President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Jeffery W. Clark, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of R. E. Coffman, Jr., President and Chief Executive Officer, and Jeffery W. Clark, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) :(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Other Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements. (*)

*	Furnished, not filed.