Form 10-K
period 2012-09-30
Poage Bankshares, Inc.
filed 2012-12-19
CIK 1511071

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended September 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 11, 2012, 3,372,375 shares of the Registrant’s common stock, $.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2012, was $41.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on February 19, 2013 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•

our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;

•	risks related to high concentration of loans secured by real estate located in our market areas;

•	our success in increasing our originations of adjustable-rate mortgage loans;

•	our success in increasing our originations of nonresidential real estate loans, home equity loans and lines of credit, other consumer loans and commercial business loans;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins, cause declines in our yields, or reduce the fair value of financial instruments;

•	adverse changes in the securities markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	our ability to successfully enhance internal controls;

•	our ability to enter new markets successfully manage and capitalize on growth opportunities, including acquisitions, if any;

•	changes in consumer spending, borrowing and savings habits;

•	decreases in asset quality;

•	loan delinquencies and changes in the underlying cash flows of our borrowers resulting in increased loan losses;

•	future deposit insurance premium levels and special assessments;

•	our reliance on a small executive staff;

•

future regulatory compliance costs, including any increased costs resulting from the recently enacted financial reform legislation or from new regulations imposed by the Consumer Finance Protection Bureau;

•	changes in the level of government support of housing finance;

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

Poage Bankshares, Inc.

Poage Bankshares, Inc. is incorporated in the State of Maryland. We are the holding company for Home Federal Savings and Loan Association (“Home Federal”), a federal mutual savings and loan association that converted to a stock savings association in connection with our initial public offering of common stock in September 2011.

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

Recent Adjustments to Financial Statements for Fictitious Loan

On November 26, 2012, we determined that we were required to record a loss for certain fraudulent loans in the aggregate amount of $950,000 including accrued interest of $127,000, which, net of tax, is a loss of $627,000. The loss relates to the creation of fictitious loans by a former employee of Home Federal and was discovered by management while in the process of upgrading our lending controls and procedures. See Note 2 to our Consolidated Financial Statements.

We have reported this event to its blanket bond insurance provider and are working with the provider to determine the extent of any coverage. No amount has been recorded related to potential recoveries from the blanket bond coverage. That amount, if any, will be recorded when the amount can be accurately measured and collectability can be reasonably ascertained.

We are applying relevant guidance from the SEC and FASB to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. The guidance also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. In accordance with the relevant guidance, we have adjusted our opening retained earnings for 2011 for the item described above. We consider these adjustments to be immaterial to prior periods.

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

Home Federal’s executive offices are located at 1500 Carter Avenue, Ashland, Kentucky 41101. Its telephone number at this address is (606) 324-7196, and its website address is http://www.hfsl.com. Information on this website is not and should not be considered to be part of this annual report on Form 10-K.

Market Area

Our primary lending markets are in Boyd, Greenup, and Lawrence Counties in Kentucky, and Lawrence and Scioto Counties in Ohio. Our retail deposit market includes the areas surrounding our six offices in northeastern Kentucky, including our main office in Ashland and our branch offices in Flatwoods, Greenup, Louisa, South Shore and Summit. We also operate an automated teller machine at each of our offices.

Our market area includes both rural and urban communities. The total population base in the three counties where we operate offices was 103,000 in 2011, with Boyd County comprising approximately 50% of the population base. This represents a slight increase in total population base in these three counties from approximately 102,000 in 2000. The economic base in our lending market was in the past primarily industrial and reliant upon a small number of large employers, particularly in the steel and petroleum industries. A decline in these segments of the local economy has resulted in slow economic growth and population loss over the last several decades. However, during recent years, a diversification of our employment base into services including healthcare has offset to some extent the adverse impact of the decline of our industrial base.

Per capita incomes in the counties comprising our lending market all lag the applicable Kentucky or Ohio State averages, with the exception of Boyd County, where our headquarters is located. As of October, 2012, the unemployment rate in Boyd County, Kentucky was 6.9%, which is less than the national unemployment rate, while the unemployment rates in Lawrence and Greenup Counties, Kentucky were 9.4% and 7.0%, respectively. Our market area did not experience the high growth in 2003 through 2007 that characterized many “bubble” markets across the country. As a result, although real estate values have softened, our market area has not experienced the level of decline in real estate values that has occurred in many other markets over the past several years.

Competition

We compete with national financial institutions, as well as numerous state chartered banking institutions of comparable or larger size and resources, smaller community banking organizations and a variety of nonbank competitors. We compete for deposits with other commercial banks, savings associations and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. In making loans, we compete with other banks, savings associations, consumer finance companies, credit unions, leasing companies and other lenders. Many of the institutions against whom we compete are national and regional banks that are significantly larger than us and, therefore, have significantly greater resources and the ability to achieve economies of scale by offering a broader range of products and services at more competitive prices than we can offer. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.

As of June 30, 2012, our market share of deposits represented 17.5% of Federal Deposit Insurance Corporation-insured deposits in Boyd, Greenup and Lawrence Counties in Kentucky combined. To effectively compete, we seek to emphasize community orientation, local and timely decision making and superior customer service.

Lending Activities

Our principal lending activity has been the origination of first lien one- to four-family residential mortgage loans and, to a lesser extent, commercial and multi-family real estate loans, consumer loans, consisting primarily of automobile loans, home equity loans and lines of credit, commercial business and construction loans. In order to diversify our loan portfolio, we recently increased our emphasis on commercial business loans, commercial real estate loans and consumer loans.

During July 2010, we began selling substantially all of our fixed-rate residential mortgages to the Federal Home Loan Bank of Cincinnati (“FHLB—Cincinnati”) with servicing retained. Total proceeds from mortgages sold under this program equaled approximately $13.4 million for the year ended September 30, 2012, compared to $11.7 million for the year ended September 30, 2011. The sale of our fixed-rate residential mortgage originations to the FHLB—Cincinnati, and our increased originations of nonresidential loans, which generally have shorter terms than one- to four-family residential loans, will give us new tools to manage the interest rate risk associated with our portfolio of long-term fixed-rate one- to four-family residential loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At or For the Year Ended September 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Revised)		(Revised)		(Revised)		(Revised)
					(Dollars in thousands)
Real estate loans:
One- to four-family	$141,307	77.60%	$147,733	79.95%	154,098	84.16%	$145,077	86.81%	$97,075	86.98%
Multi-family	985	0.54%	2,016	1.09%	2,860	1.56%	1,232	0.74%	1,188	1.06%
Commercial real estate	16,333	8.97%	9,786	5.30%	7,331	4.00%	5,292	3.17%	5,120	4.59%
Construction and land	3,095	1.70%	5,209	2.82%	3,700	2.02%	2,888	1.73%	4,003	3.59%

Total real estate loans	161,720	88.82%	164,744	89.16%	167,989	91.75%	154,489	92.44%	107,386	96.22%
Commercial business loans	4,895	2.69%	3,722	2.01%	1,970	1.08%	3,910	2.34%	758	0.67%
Consumer loans:
Home equity loans and lines of credit	5,911	3.25%	5,796	3.14%	5,005	2.72%	3,280	1.96%	1,250	1.12%
Motor vehicle	6,968	3.83%	7,299	3.95%	5,544	3.03%	3,027	1.81%	1,118	0.99%
Other	2,592	1.42%	3,212	1.74%	2,583	1.41%	2,419	1.45%	1,091	0.98%

Total consumer loans	15,471	8.50%	16,307	8.83%	13,132	7.17%	8,726	5.22%	3,459	3.10%

Total loans	182,086	100.00%	184,773	100.00%	183,091	100.00%	167,125	100.00%	111,603	100.00%
Net deferred loan fees	84		92		92		86		119
Allowance for losses	2,004		1,658		1,134		555		254

Loans, net	$179,998		$183,023		$181,865		$166,484		$111,230

Contractual Maturities and Interest Rate Sensitivity. The following table summarizes the scheduled maturities of our loan portfolio at September 30, 2012. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

September 30, 2012	One-to Four- Family	Home Equity	Multi-Family and Commercial Real Estate	Construction and Land	Commercial Business	Consumer	Total
			(Dollars in thousands)
Amounts due in:
One year or less	$1,619	$40	$81	$1,891	$2,906	$420	$6,957
More than one to two years	95	—	38	—	38	869	1,040
More than two to three years	222	10	196	3	101	1,799	2,331
More than three to five years	1,533	21	20	13	1,133	4,311	7,031
More than five to ten years	8,743	5,829	2,201	377	71	1,571	18,792
More than ten to fifteen years	19,511	11	6,942	724	346	28	27,562
More than fifteen years	109,584	—	7,840	87	300	562	118,373

Total	141,307	5,911	17,318	3,095	4,895	9,560	182,086

The following table sets forth our fixed and adjustable-rate loans at September 30, 2012 that are contractually due after September 30, 2013. Loans are presented net of loans in process.

	Due After September 30, 2013
	Fixed	Adjustable	Total
		(In thousands)
Real Estate:
One- to four-family	$73,771	$65,917	$139,688
Multi-family and commercial real estate	4,602	12,635	17,237
Construction and land	1,165	39	1,204

Total real estate loans	79,538	78,591	158,129

Consumer and other loans:
Consumer	9,010	130	9,140
Home equity lines-of-credit	3,241	2,630	5,871
Commercial business	698	1,291	1,989

Total consumer and other loans	12,949	4,051	17,000

Total	$92,487	$82,642	$175,129

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has long been the origination of one- to four-family residential mortgage loans. At September 30, 2012, $141.3 million, or 77.3% of our total loan portfolio, consisted of loans secured by one- to four-family residences.

Historically, we have originated both fixed-rate and adjustable-rate one- to four-family mortgage loans. At September 30, 2012, 51.4% of our total one- to four-family mortgage loans were fixed-rate loans, all of which were originated for sale to the FHLB-Cincinnati, and 48.6% were adjustable-rate loans.

Our fixed-rate one- to four-family residential mortgage loans are generally underwritten according to secondary market standards (e.g., Freddie Mac guidelines), and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of September 30, 2012 was generally $417,000 for single-family homes in our market area. We also originate adjustable rate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” Virtually all of our residential loans are secured by properties located in our market area.

We generally limit the loan-to-value ratios of our mortgage loans to 80% of the sales price or appraised value, whichever is lower. Loans with certain credit enhancements, such as private mortgage insurance, may be made with loan-to-value ratios up to 95%. We participate in the Welcome Home Program for affordable housing provided by the FHLB.

Our fixed-rate one- to four-family mortgage loans typically have terms of 15 or 30 years, with a 30-year term constituting 56.1% of these loans and 39.9% of total loans.

Although we have offered adjustable-rate loans for many years, beginning in fiscal 2010 we began to increase our emphasis on such loans, subject to demand for such loans in a lower rate interest rate environment, and to increase the sale of fixed-rate residential mortgage loans that we originate, in order to enhance the interest rate sensitivity of our loan portfolio. Our owner-occupied adjustable-rate one- to four-family residential mortgage loans generally have fixed rates for initial terms of one to five years, and adjust annually thereafter at a margin (generally of 3.5% for owner-occupied properties and 4.5% for investment properties in the current market place) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. Our adjustable-rate loans carry terms to maturity of up to 30 years.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because, as interest rates increase, they periodically reprice, and the required payments due from the borrower also increase (subject to rate caps), and the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

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

Until fiscal 2010, we generally retained in our portfolio all of the loans that we originated. In July 2010, as part of our interest rate risk management strategy, we initiated a secondary market program focused on reducing the origination of fixed-rate residential mortgage loans for our portfolio and instead selling some or all of our fixed rate mortgage originations in the FHLB—Cincinnati Mortgage Purchase Program, with servicing retained. Since beginning this program, we have sold $24.2 million in fixed-rate mortgage loans to the FHLB—Cincinnati. We expect that loans sold under this program will continue to increase.

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

Consumer Lending and Home Equity Loans and Lines of Credit. At September 30, 2012, $5.9 million, or 3.3% of our total loan portfolio, consisted of home equity loans and lines of credit, and $9.6 million, or 5.3% of our total loan portfolio, consisted of other consumer loans. In order to reduce the term of our loans and enhance the yields thereof, we intend to increase our consumer loans and home equity loans and lines of credit over the next three years.

Our consumer loans include, among other loans, new and used automobile and truck loans, recreational vehicle loans and personal loans.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or that are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. In determining whether to make a consumer loan, we consider the appraised value of collateral, and the borrower’s, employment history, annual income and debt service ratio which, including all mortgage payments and the credit line payment, generally may not exceed 40% of net monthly income without prior approval of the bank’s credit committee or senior officer with appropriate lending authority.

We have offered home equity loans and lines of credit secured by a first or second mortgage on residential property (principal dwelling, condominium, etc.) since fiscal 2007. Home equity loans and lines of credit are made with fixed or adjustable rates, and with combined loan-to-value ratios up to 85% on an owner-occupied principal residence and up to 80% on a second home, condominium or vacation home. On a limited basis, loan-to-value ratios may exceed 90% of appraised value if approved by the bank’s credit committee or senior officer with appropriate lending authority.

Home equity loans and lines of credit may entail greater credit risk than one- to four-family residential mortgage loans, as they typically involve higher loan-to-value ratios and are typically second in priority behind first mortgages on the applicable property. Therefore, any decline in real estate values may have a more detrimental effect on our home equity loans and lines of credit than on our one- to four-family residential mortgage loans.

At September 30, 2012, the average balance of our outstanding home equity loans and lines of credit was $5.9 million, and the largest outstanding balance of any such loan was $488,000. This loan was performing in accordance with its original terms at September 30, 2012.

Commercial Real Estate and Multi-Family Loans. At September 30, 2012, our commercial real estate loans totaled $16.3 million and our multi-family loans totaled $1.0 million, compared to $9.8 million and $2.0 million, respectively, at September 30, 2011. Subject to market conditions, we intend to continue to increase the proportion of these nonresidential real estate loans in our loan portfolio over the next few years.

Maturities for our commercial real estate and multi-family loans generally do not exceed 15 years, although exceptions may be made for terms of up to 20 years. Rates are generally adjustable based upon the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year or another floating index. The maximum loan-to-value ratio on our commercial real estate and multi-family loans is 80% for owner-occupied commercial real estate and one- to four-family residential rental properties, and 75% for office or retail non-owner-occupied commercial real estate or rental properties with greater than five units. We generally require a first mortgage on all commercial real estate loans, as well as a debt service coverage ratio of 1.25:1. At September 30, 2012, our largest outstanding commercial real estate loan was a $2.7 million loan secured by several convenience store/gas station operations. Our largest multi-family real estate loan at September 30, 2012 was a $1.0 million loan secured by a 38-unit affordable housing complex. Both of these loans were performing in accordance with their original terms at September 30, 2012.

Set forth below is information regarding our commercial real estate loans at September 30, 2012.

Type of Loan	Number of Loans	Balance
		(In thousands)
Office	6	$1,273
Industrial	17	2,326
Retail	21	10,770
Mixed use	—	—
Church	2	531
Other	7	1,433

Total	53	$16,333

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

Commercial Business Loans. Our portfolio of commercial business loans increased from $3.7 million at September 30, 2011, to $4.9 million at September 30, 2012. Our commercial business loans generally consist of regular lines of credit and revolving lines of credit to businesses to finance short-term working capital needs like accounts receivable and inventory. These loans are generally priced on an adjustable-rate basis and may be secured or unsecured. We generally obtain personal guarantees with all commercial business loans. Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our revolving lines of credit typically have a maximum term of 12 months.

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

At September 30, 2012, the average balance of our outstanding commercial business loans was $67,000, and the largest outstanding balance of such loans was a $514,000 loan secured by accounts receivable. This loan was performing in accordance with its original terms at September 30, 2012.

Construction and Land Loans. We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans. These construction loans have higher risk based interest rates and terms. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.

We also make construction loans for the construction of homes “on speculation.” These loans are for “pre-sold” and “spec” homes, and no more than two such loans may be outstanding to one borrower at any time. These loans generally have initial maximum terms of nine months, although the term may be extended to up to 18 months. The loans generally carry variable rates of interest. The maximum loan-to-value ratio of these construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less.

To a much lesser extent, we make loans for the construction of commercial buildings. At September 30, 2012, we had $1.9 million of these loans outstanding.

In addition, we make loans secured by unimproved land to complement our construction and non-residential lending activities. These loans have terms of up to 15 years, and maximum loan-to-value ratios of 75%.

Set forth below is information regarding our construction and land loans at September 30, 2012.

	Number of Loans	Loans in Process	Net Principal Balance	Non-Performing
		(Dollars in thousands)
One- to four-family construction	8	691	1,890	—
Multi-family construction	—	—	—	—
Residential land	50	—	1,205	—

Total construction and land loans	58	691	3,095	—

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

Loan Approval Procedures and Authority. The aggregate amount of loans that we are permitted to make to any one borrower or group of related borrowers is generally limited to 15% of Home Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At September 30, 2012, based on the 15% limitation, Home Federal’s loans-to-one-borrower limit was approximately $6.89 million. On the same date, Home Federal had no lending relationships with outstanding balances in excess of this amount.

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

Our loan approval authority is based upon the knowledge and experience of our individual lending officers. Larger and more complicated loans require the approval of the bank’s internal Credit Committee, which is chaired by the Chief Credit Officer and includes the President and Chief Executive Officer and two other senior officers with appropriate credit backgrounds. All loans on an aggregate basis exceeding $1 million require the approval of both the internal Credit Committee and Directors Loan Committee, which is essentially the entire board of directors. The Directors Loan Committee may approve loans up to our legal lending limit.

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

Until recently, we have retained in our portfolio all of the loans that we have originated. In July 2010, as part of our interest rate risk management strategy, we initiated a secondary market program focused on selling some or all of our fixed rate one- to four-family mortgage loan originations in the FHLB—Cincinnati Mortgage Purchase Program. We have also undertaken a review of our existing loan portfolio to identify customers who may qualify and benefit from this product. Loans are sold to the FHLB—Cincinnati without recourse, except for limited circumstances including failure of the mortgage to meet FHLB—Cincinnati guidelines or our breach of any representation and warranty in the sales transaction.

In addition to the representations and warranties described above, Home Federal provides credit enhancements to the FHLB—Cincinnati by sharing losses with other members of the program in an aggregated pool. A Fixed Lender Risk Account (“LRA”) has been established and is maintained by the FHLB on behalf of the Association and other members selling mortgages to the FHLB—Cincinnati . The LRA amount is established as a percentage applied to the sum of the initial unpaid principal balance of each mortgage in the Aggregated Pool at the time of the purchase of the mortgage as determined by the FHLB and is funded by the deduction from the proceeds of sale of each mortgage in the Aggregated Pool to the FHLB. Home Federal had on deposit with the FHLB—Cincinnati $364,000 at September 30, 2012 and $33,000 at September 30, 2011 in the LRA. These accounts are held by the FHLB and Home Federal bears the risk of receiving less than 100% of its LRA contribution in the event of losses, either by Home Federal or other members selling mortgages in the aggregated pool. Any losses will be deducted first from the individual LRA contribution of Home Federal that sold the mortgage of which the loss was incurred. If losses incurred in the aggregated pool are greater than the member’s LRA contribution, such losses will be deducted from the LRA contribution of other members selling mortgages in that aggregated pool. Any portion of the LRA not used to pay losses will be released over a thirty year period and will not start until the end of five years after the initial fill-up period. Home Federal has not had any of the LRA amounts release as of September 30, 2012 and the LRA balance is not recorded as an asset on Home Federal’s balance sheet at September 30, 2012 or September 30, 2011, because of the unknown likelihood of receipt of these funds. Unless Home Federal is required to repurchase a loan because it did not meet the criteria under the representations and warranties to be covered as part of the aggregated pool, the credit risk is limited to the amount provided in the LRA.

All of the loans sold at September 30, 2012 and September 30, 2011 were subject to these representations and warranties. As of September 30, 2012 there have been no required repurchases of loans sold, there have been no recourse claims, nor does Home Federal believe it has incurred any such losses. Therefore, no liabilities have been accrued at September 30, 2012 or September 30, 2011.

Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the year ended September 30, 2012 and the year ended September 30, 2011, we received loan servicing fees of $38,000 and $22,000, respectively. As of September 30, 2012 and September 30, 2011, the principal balance of loans serviced for the FHLB—Cincinnati totaled $24.2 million and $14.4 million, respectively.

We currently do not purchase whole loans or interests in loans from third parties. However, we may in the future elect to do so, depending on market conditions, in order to supplement our loan production.

The following table shows our loan origination and principal repayment activity for loans originated during the periods indicated. One- to four-family loans include $22.1 million and $20.4 million of adjustable rate mortgage loans originated during the years ended, September 30, 2012 and 2011, respectively. Loans are presented net of loans in process.

	Years Ended September 30,
	2012	2011
		(Revised)
	(Dollars in thousands)
Total loans at beginning of period	$184,773	$183,091

Loans originated:
Real estate loans:
One- to four-family	36,281	34,093
Multi-family	—	—
Commercial real estate	9,165	1,389
Construction and land	1,059	5,521

Total real estate loans	46,505	41,003
Commercial and industrial loans	1,501	1,574
Consumer loans:
Home equity loans and lines of credit	3,009	2,313
Motor vehicle	3,925	5,064
Other	1,562	1,868

Total loans originated	56,502	51,822
Loans purchased:
Real estate loans:
One- to four-family	—	—
Multi-family	—	—
Commercial real estate	—	—
Construction and land	—	—
Total real estate loans	—	—
Commercial and industrial loans	—	—
Consumer loans:
Home equity loans and lines of credit	—	—
Motor vehicle	—	—
Other	—	—

Total loans purchased	—	—
Loans sold:
Real estate loans:
One- to four-family	13,434	10,627
Multi-family	—	—
Commercial real estate	—	—
Construction and land	—	—
Commercial business loans	—	—
Consumer loans	—	—

Total loans sold	13,434	10,627
Deduct:
Principal repayments	45,755	39,513
Net other	—	—

Net loan activity	(2,687)	1,682

Total loans at end of period	$182,086	$184,773

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make their required monthly payment on or before the late payment date, a notice is generated stating the amount of the payment and applicable late charge(s) that are due. An attempt is also made at this time to contact the borrower by telephone regarding their late payment. Collection procedures provide that if no response or payment is received from the borrower, additional collections efforts will be taken through the generation of a 30-day right to cure or demand letter. Contact with the borrower regarding establishment of payment arrangements to satisfy their delinquency will be coordinated through the lending officer and collections department. If, at this point, no response is received from the borrower, further accelerated collection efforts such as the pursuit of legal action, repossession or foreclosure may be initiated. If any of these actions are pursued, all further communication with the borrower will be directed to the collections area.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate and held in the OREO asset account until it is sold. The real estate is appraised and recorded at estimated fair value after acquisition less estimated costs to sell, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to expense. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At September 30,
	2012			2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
			(Dollars in thousands)
Real estate loans:
One- to four-family	$1,117	$169	$803	$100	$11	$2,158
Multi-family	—	—	—	—	—	495
Commercial real estate	139	—	307	302	59	—
Construction and land	525	—	—	—	20	—

Total real estate loans	1,781	169	1,110	402	90	2,653
Commercial and industrial loans	4	135	14	1,030	1	—
Consumer loans:
Home equity loans and lines of credit	—	—	15	—	—	19
Motor vehicle	87	28	—	49	59	21
Other	2	—	—	7	1	4

Total consumer loans	89	28	15	56	60	44

Total delinquent loans	$1,874	$332	$1,139	$1,488	$151	$2,697

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as set forth below. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Thus, the homogenous pools are not considered for classification or special mention status. At September 30, 2012 and September 30, 2011, all loans classified as substandard were comprised of loans that were individually evaluated for impairment and no loans were deemed to be impaired.

	At September 30,
	2012	2011
	(Dollars in thousands)
Special mention assets	$1,799	$2,161
Substandard assets	3,317	2,928
Doubtful assets	—	—
Loss assets	—	—

Total classified assets	$5,116	$5,089

Non-Performing Assets. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Funds received on nonaccrual loans generally are applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At the dates indicated, we had no loan classified as a troubled debt restructuring.

	At September 30,
	2012	2011	2010	2009	2008
		(Revised)	(Revised)	(Revised)	(Revised)
		(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$972	$2,158	$1,322	$747	$386
Multi-family	—	495	—	—	—
Commercial real estate	—	—	—	—	—
Construction and land	—	—	—	—	—

Total real estate loans	972	2,653	1,322	747	386
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	15	19	—	—	—
Motor vehicle	—	21	8	—	—
Other	—	4	4	—	—

Total nonaccrual loans	987	2,697	1,334	747	386
Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	—	—	890	18	—
Multi-family	—	—	—	—	—
Commercial real estate	307	—	—	—	—
Construction and land	—	—	—	—	—

Total real estate loans	307	—	890	18	—
Commercial and industrial loans	14	—	6	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—
Motor vehicle	—	—	—	—	—
Other	—	—	—	25	—

Total accruing loans past due 90 days or more	321	—	896	43	—

Total of nonaccrual and 90 days or more past due loans	1,308	2,697	2,230	790	386
Real estate owned:
One- to four-family	566	87	207	125	68
Multi-family	—	—	—	—	43
Commercial	435	—	—	—	—
Other	—	—	12	32	8
General Valuation Allowance	—	—	—	(9)	(6)

Total real estate owned	1,001	87	219	148	113
Total nonperforming assets	2,309	2,784	2,449	938	499
Troubled debt restructurings:
One- to four-family	—	—	—	—	—

Troubled debt restructurings and total nonperforming assets	$2,309	$2,784	$2,449	$938	$499

Total nonperforming loans to total loans	0.72%	1.46%	1.22%	0.47%	0.35%

Total nonperforming assets to total assets	0.73%	0.85%	0.84%	0.34%	0.22%
Total nonperforming assets and troubled debt restructurings to total assets	0.73%	0.85%	0.84%	0.34%	0.22%

There were no loans that are not disclosed above under “—Classified Assets” and “—Non-Performing Assets” where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

For the years ended September 30, 2012 and 2011, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $20,000, and $58,000, respectively. Interest of $33,000 and $9,000 was recognized on these loans and included in net income for the years ended September 30, 2012 and 2011, respectively.

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

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

In addition, as an integral part of their examination process, the OCC will periodically review our allowance for loan losses, and they may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended September,
	2012	2011	2010	2009	2008
		(Dollars in thousands)
Allowance at beginning of period	$1,658	$1,134	$555	$254	$176
Provision for loan losses	902	615	650	312	102
Charge offs:
Real estate loans
One- to four-family	443	83	48	20	24
Multi-family	—	—	—	—	—
Commercial real estate	151	—	—	—	—
Construction and land	—	—	4	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	10	—	—	—	—
Motor vehicle	28	—	—	—	—
Other	1	11	19	—	—

Total charge-offs	633	94	71	20	24

Recoveries:
Real estate loans
One- to four-family	(15)	(2)	—	(9)	—
Multi-family	—	—	—	—	—
Commercial real estate	(52)	—	—	—	—
Construction and land	—	—	—	—	—
Commercial and industrial loans	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—
Motor vehicle	(10)	—	—	—	—
Other	—	(1)	—	—	—

Total recoveries	(77)	(3)	—	(9)	—

Net charge-offs (recoveries)	556	91	71	11	24

Allowance at end of period	$2,004	$1,658	$1,134	$555	$254

Allowance to nonperforming loans	153.21%	61.48%	50.85%	70.25%	65.80%
Allowance to total loans outstanding at the end of the period	1.10%	0.90%	0.62%	0.33%	0.23%
Net (charge-offs) recoveries to average loans outstanding during the period	0.31%	0.05%	0.04%	0.01%	0.02%

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

	At September 30,
	2012			2011			2010
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,248	62.28%	0.68%	$1,167	70.39%	0.63%	$684	60.32%	0.37%
Multi-family	—	0.00%	0.00%	16	0.97%	0.01%	—	0	0
Commercial real estate	567	28.29%	0.31%	129	7.78%	0.07%	184	16.23%	0.10%
Construction and land	9	0.45%	0.00%	56	3.38%	0.03%	—	0	0

Total real estate loans	1,824	91.02%	0.99%	1,368	82.51%	0.74%	868	76.54%	0.47%
Commercial and industrial loans	47	2.35%	0.03%	49	2.96%	0.03%	49	4.32%	0.03%
Consumer loans:
Home equity loans and lines of credit	40	2.00%	0.02%	83	5.01%	0.04%	—	0	0
Motor vehicle	81	4.04%	0.04%	104	6.27%	0.06%	139	12.26%	0.08%
Other	12	0.60%	0.01%	54	3.26%	0.03%	78	6.88%	0.04%

Total consumer	133	6.64%	0.07%	241	14.54%	0.13%	217	19.14%	0.12%
Unallocated	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$2,004	100.00%		$1,658	100.00%		$1,134	100.00%

	At September 30,
	2009			2008
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One- to four-family	$280	50.45%	0.17%	$143	56.30%	0.13%
Multi-family	—	0	0	—	0	0
Commercial real estate	97	17.48%	0.06%	67	26.38%	0.06%
Construction and land	—	0	0	—	0	0

Total real estate loans	377	67.93%	0.23%	210	82.68%	0.19%
Commercial and industrial loans	71	12.79%	0.04%	9	3.54%	0.01%
Consumer loans:
Home equity loans and lines of credit	—	0	0	—	0	0
Motor vehicle	55	9.91%	0.03%	15	5.91%	0.01%
Other	52	9.37%	0.03%	20	7.87%	0.02%

Total consumer	107	19.28%	0.06%	35	13.78%	0.03%
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$555	100.00%		$254	100.00%

The allowance for loan losses was $2.0 million, or 1.10% of total loans at September 30, 2012 compared to $1.7 million, or 0.90% of total loans, at September 30, 2011. A provision of $902,000 was recorded for the year ended September 30, 2012, an increase of $287,000, or 46.7%, from the provision of $615,000 for the year ended September 30, 2011. The provision for loan losses for the year ended September 30, 2012, reflected net charge-offs of $556,000, compared to net charge-offs of $91,000 for the year ended September 30, 2011, because during the year ended September 30, 2012, we charged off a number of loans, including loans to four borrowers totaling $392,000, that were non-performing as of September 30, 2011. Reduced valuations on loans as the loans were transferred to foreclosed real estate due to the poor condition of the properties was the primary cause of the increase in net charge-offs. Total nonperforming loans were $1.3 million at September 30, 2012 compared to $2.7 million at September 30, 2011. At September 30, 2012 and 2011, we had no impaired loans. As a percentage of nonperforming loans, the allowance for loan losses was 153.2% at September 30, 2012 compared to 61.5% at September 30, 2011. The increase in the provision and resulting allowance for loan losses for the year ended September 30, 2012 compared to the year ended September 30, 2011 reflected the write-off of real estate loans that were reclassified to other real estate owned, as well as current economic conditions in our market area. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, regulators, in reviewing our loan portfolio, may require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and increases may be necessary if the quality of our loans deteriorates as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General. The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help manage our interest rate risk, and to generate a favorable return on idle funds within the context of our interest rate and credit risk objectives.

Our Board of Directors is responsible for monitoring compliance with our investment policy. The investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors. A management committee made up of four of the highest ranking officers or the Executive Committee may purchase investments based on recommendations of the Asset/Liability Committee and submit the purchase to the full Board of Directors at the next scheduled meeting.

Our current investment policy permits investments in securities issued by the United States Government and its agencies or government sponsored entities, including residential mortgage-backed securities, municipalities, school boards and fully insured certificates of deposit. We maintain investment securities concentration limits that we periodically amend based on market conditions and changes in our assets. Current concentration restrictions limit investments to no more than $50 million of mortgage-backed securities per each U.S. Government-sponsored entity, $25 million of securities per each U.S. Government agency, $5 million per each issuing municipal authority and an aggregate of $30 million of all municipal investments. Our investment policy also permits investment in FHLB—Cincinnati common stock.

At September 30, 2012, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

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

At September 30, 2012, none of the collateral underlying our securities portfolio was considered subprime or Alt-A and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

State and Political Subdivision Debt Securities. We have purchased primarily bank-qualified and rated general obligation and revenue bonds of certain state and political subdivisions, which provide interest income that is mostly exempt from federal income taxation. All purchases are approved by Home Federal’s Board of Directors and are reviewed each quarter. At September 30, 2012, substantially all of our state and political subdivision portfolio consisted of revenue bonds issued by the State of Kentucky.

U.S. Government and Federal Agency Obligations. We may invest in U.S. Government and federal agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Residential Mortgage-Backed Securities. Residential mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. We invest in mortgage-backed securities commonly referred to as “pass-through” certificates. The principal and interest of the loans underlying these certificates “pass through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in residential mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Home Federal. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Most of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored entities, such as Fannie Mae and Freddie Mac.

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

Federal Home Loan Bank Stock. We held common stock of the FHLB—Cincinnati in connection with our borrowing activities totaling $2.0 million at September 30, 2012. The common stock of the FHLB—Cincinnati is carried at cost and classified as restricted equity securities.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At September 30, 2012, we had invested $6.7 million in bank-owned life insurance.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio at the dates indicated.

	At September 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and government sponsored entities	$22,250	$22,257	$39,093	$39,331	$16,003	$16,024
Mortgage-backed securities:
Residential	45,161	46,011	3,944	3,997	—	—
Other	—	—	—	—	—	—
State and political subdivisions	24,445	26,188	32,132	33,417	28,201	29,210

Total available for sale	$91,856	$94,456	$75,169	$76,745	$44,204	$45,234

Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at September 30, 2012. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
September 30, 2012	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Securities available for sale:
U.S. Government agencies and government-sponsored entities	$—	0.00%	$2,000	1.09%	$15,250	0.87%	$5,000	1.00%	$22,250	0.91%
Mortgage-backed securities	—	0.00%	—	0.00%	—	0.00%	45,161	2.10%	45,161	2.11%
State and political subdivisions	470	3.41%	1,728	3.37%	10,654	3.50%	11,593	4.07%	24,445	3.76%

Total available for sale	$470		$3,728		$25,904		$61,754		$91,856

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily FHLB—Cincinnati advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and the sale of assets from time to time. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from within our primary market area. We offer a selection of deposit accounts, including statement savings accounts, NOW accounts, business checking, certificates of deposit, money market accounts and retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not accepted brokered deposits in the past, although we have the authority to do so.

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, convenient offices and ATM locations and the favorable image of Home Federal in the community to attract and retain deposits. We have also expanded our products to include debit cards, on-line banking services and mobile banking services for the convenience of our customers.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We may use promotional rates to meet asset/liability and market segment goals.

The variety of rates and terms on the deposit accounts we offer allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on our experience, we believe that NOW and demand deposits may be somewhat more stable sources of funding than certificates of deposits.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At September 30,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
NOW and demand deposits	$26,683	11.28%	$26,720	11.01%	$21,033	9.23%
Money market deposits	3,606	1.52%	7,230	2.98%	6,509	2.86%
Savings and other deposits	65,393	27.65%	59,216	24.40%	38,299	16.81%
Certificates of deposit	114,405	48.38%	124,448	51.27%	139,171	61.09%
Retirement accounts	26,385	11.16%	25,108	10.34%	22,800	10.01%

Total	$236,472	100.00%	$242,722	100.00%	$227,812	100.00%

As of September 30, 2012, the aggregate amount of our outstanding time deposits in amounts greater than or equal to $100,000 was $67.3 million. The following table sets forth the maturity of these time deposits as of September 30, 2012.

September 30, 2012	Certificates of Deposit
(In thousands)
Maturity Period:
Three months or less	$12,088
Over three through six months	8,945
Over six through twelve months	14,473
Over twelve months	31,800

Total	$67,306

The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At September 30,
	2012	2011	2010
	(Dollars in Thousands)
Interest Rate:
Less than 1%	$52,512	$16,524	$61
1.00% - 1.99%	50,478	64,663	76,062
2.00% - 2.99%	35,586	63,822	58,685
3.00% - 3.99%	1,920	3,097	23,130
4.00% - 4.99%	295	421	2,784
5.00% - 5.99%	—	1,029	1,249

Total	$140,791	$149,556	$161,971

The following table sets forth the amount and maturities of our time deposits at September 30, 2012.

	At September 30, 2012
	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)
Interest Rate:
Less than 1%	$36,804	$12,364	$3,342	$—	$52,510	37.30%
1.00% - 1.99%	18,648	12,422	4,213	15,195	50,478	35.85%
2.00% - 2.99%	23,250	3,788	1,235	7,315	35,588	25.28%
3.00% - 3.99%	328	1,448	144	—	1,920	1.36%
4.00% - 4.99%	295	—	—	—	295	0.21%
5.00% - 5.99%	—	—	—	—	—	0.00%

Total	$79,325	$30,022	$8,934	$22,510	$140,791	100.00%

Borrowings. Our borrowings currently consist primarily of advances from the FHLB—Cincinnati. We obtain advances from the FHLB—Cincinnati upon the security of our capital stock in the FHLB—Cincinnati and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

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

The following table sets forth information concerning balances and interest rates on our FHLB—Cincinnati advances at the date and for the noted year.

	Year Ended September 30,
	2012	2011	2010
	(Dollars in thousands)
Average amount outstanding during the period:
FHLB advances	$20,263	$26,448	$36,408
Other borrowings	—	—	—
Weighted average interest rate during the period:
FHLB advances	3.00%	3.02%	2.91%
Other borrowings	—	—	—
Balance outstanding at end of period:
FHLB advances	$17,672	$23,117	$32,205
Other borrowings	—	—	—
Weighted average interest rate at end of period:
FHLB advances	2.95%	2.95%	2.94%
Other borrowings	—	—	—

At September 30, 2012, based on available collateral and our ownership of FHLB—Cincinnati common stock, we had access to additional FHLB—Cincinnati advances of up to $56.0 million.

Subsidiary and Other Activities

Home Federal has no subsidiaries.

Expense and Tax Allocation

Home Federal has entered into an agreement with Poage Bankshares, Inc. to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Home Federal and Poage Bankshares have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of September 30, 2012, we had 63 full-time employees and 10 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2012, Home Federal had alternative minimum tax credit carryforwards of approximately $681,000.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2012, Home Federal had no net operating loss carryforward for federal income tax purposes.

Corporate Dividends-Received Deduction. Poage Bankshares will be able to exclude from its income 100% of dividends received from Home Federal as a member of the same affiliated group of corporations.

Audit of Tax Returns. Home Federal’s federal income tax returns have not been audited in the most recent five-year period.

State Taxation

Poage Bankshares is subject to the Kentucky corporation income tax and Limited Liability Entity Tax (“LLET”). The income of corporations subject to Kentucky income tax is similar to income reported for federal income tax purposes except that dividend income, among other income items, is exempt from taxation. Corporations pay the greater of the income tax or the LLET. The LLET is the greater of (i) $175 or (ii) the lesser of (a) $0.095 per $100 of the corporation’s gross receipts, or (b) $0.75 per $100 of the corporation’s gross profits. Gross profits equal gross Kentucky receipts reduced by returns and allowances attributable to Kentucky gross receipts, less Kentucky cost of goods sold. Poage Bankshares, in its capacity as a holding company for a financial institution, will not have a material amount of cost of goods sold.

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

SUPERVISION AND REGULATION

General. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Home Federal may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s deposit insurance fund. Home Federal is periodically examined by the Office of the Comptroller of the Currency to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Home Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, Home Federal is a member of and owns stock in the FHLB—Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. Home Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of Home Federal’s loan documents.

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

Set forth below are certain material regulatory requirements that are applicable to Home Federal and Poage Bankshares. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Home Federal and Poage Bankshares. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Poage Bankshares, Home Federal and their operations.

Dodd-Frank Act

The Dodd-Frank Act is significantly changing the bank regulatory structure and affecting the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated our primary federal regulator, the Office of Thrift Supervision, and required Home Federal to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies, such as Poage Bankshares, in addition to bank holding companies, which the Federal Reserve Board currently regulates. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months of the July 21, 2010 passage date of the Dodd-Frank Act. These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

At September 30, 2012, Home Federal’s capital exceeded all applicable requirements.

The federal banking regulators have recently issued proposed rules that, if adopted, will significantly increase regulatory capital requirements. Among other things, the proposed rules would introduce a new minimum common equity tier 1 capital ratio of 4.5% of risk-weighted assets and increase the minimum tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets. There would also be a new “capital conservation buffer” that would require an institution to hold an additional 2.5% of common equity tier 1 capital to risk-based assets in order to avoid restriction on dividends and executive compensation. The proposed rules would also impose stricter capital deduction requirements and revise the current risk-weighting categories. The new requirements would be phased in over a period of several years if the proposed rules are finalized and adopted.

Loans-to-One Borrower. Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2012, Home Federal was in compliance with its loans-to-one borrower limitations.

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

A federal savings and loan association that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law. At September 30, 2012, Home Federal satisfied the QTL test with approximately 69.59% of its portfolio assets in qualified thrift investments.

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

•	the savings and loan association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or written regulatory condition; or

•	the savings and loan association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings and loan association that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board and Office of the Comptroller of the Currency at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

A notice or application for capital distribution may be disapproved if:

•	the savings and loan association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or regulatory condition.

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

The recently proposed rules discussed under “—Capital Requirements” that would increase regulatory capital requirements would, if adopted, adjust the prompt corrective action categories accordingly.

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

At September 30, 2012, Home Federal met the criteria for being considered “well-capitalized.”

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended September 30, 2012, the annualized FICO assessment rate equaled 1.485 basis point for each $100 in domestic deposits maintained at an institution. Beginning with the fourth quarter of 2011, the FICO assessment will be based on total assets less tangible capital instead of deposits. The fourth quarter 2012 FICO assessment rate is 0.59 basis point. The bonds issued by the FICO are due to mature in 2017 through 2019.

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

Federal Home Loan Bank System. Home Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB—Cincinnati, Home Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of September 30, 2012, Home Federal was in compliance with this requirement.

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

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act requires the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which would exclude instruments such as trust preferred securities and cumulative preferred stock. Instruments issued before May 19, 2010 are grandfathered for companies of consolidated assets of $15 billion or less. Bank holding companies with assets of less than $500 million are exempt from the consolidated capital requirements. Holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010 receive a five year phase-in from the July 21, 2010 date of enactment of the Dodd-Frank Act. The recently proposed rules discussed under “—Federal Banking Regulation—Capital Requirements” that would increase regulatory capital requirements would, if adopted, apply regulatory capital requirements to savings and loan holding companies as required by the Dodd-Frank Act.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

We are vulnerable to changes in interest rates including the shape of the yield curve because of a mismatch between the terms to repricing of our assets and liabilities. Historically, our liabilities repriced more quickly than our assets, which made us vulnerable to increases in interest rates. For the years ended September 30, 2012 and 2011, our net interest margin was 3.22% and 3.08%, respectively. Our Asset/Liability Management Committee utilizes a computer simulation model to provide an analysis of estimated changes in net interest income in various interest rate scenarios. At September 30, 2012, in the event of an immediate 100 basis point decrease in interest rates, our model projects an increase in our net portfolio value of $2,043 million, or 4.1%. In the event of an immediate 200 basis point increase in interest rates, our model projects a decrease in our net portfolio value of $7,919 million, or 15.8%.

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

We Have Increased and Plan to Continue to Increase Our Levels of Commercial Real Estate, Multi-Family, Commercial Business and Construction and Land Loans, Which in Turn Increases Our Exposure to Credit Risks.

At September 30, 2012, our portfolio of commercial real estate, multi-family, commercial business and construction and land loans totaled $25.3 million, or 13.8% of our total loans, compared to $20.7 million, or 11.2% of our total loans at September 30, 2011. We intend to continue to emphasize the origination of these types of loans consistent with safety and soundness.

These loans generally expose a lender to a greater risk of loss than one- to four-family residential loans. Repayment of such loans generally depends, in large part, on sufficient income from the property or the borrower’s business to cover operating expenses and debt service. These types of loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are beyond the control of the borrower and lender could affect the value of the security for the loan, the future cash flow of the affected property or business, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. As we increase our portfolio of these loans, we may experience higher levels of non-performing assets and/or loan losses. Finally, a significant portion of our commercial real estate, multi-family, commercial business and construction and land loan portfolio is unseasoned, meaning that such loans have been originated recently. It is difficult to assess the future performance of this part of our loan portfolio, and these loans may have delinquency or charge-off levels above our historical experience.

We target our business lending and marketing strategy towards small- to medium-sized businesses. These small- to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected. In addition, we expect to continue to incur additional personnel expenses as a result of our expansion of this type of lending, as we have recently hired a Chief Credit Officer and a Retail Lending Manager, and expect to hire additional personnel to support our commercial real estate, multi-family, commercial business and construction and land lending operations.

We may not be successful in executing our plan to increase significantly the percentage of our one- to four-family residential mortgage loans with adjustable-rate mortgages, which could increase our exposure to interest rate risk.

In order to reduce our vulnerability to changes in interest rates, in 2009, we changed our business strategy to increase our focus on adjustable-rate mortgage loans. In addition, in fiscal year 2010, we began selling substantially all of our originated fixed-rate one- to four-family residential mortgage loans.

Historically, it has often been difficult for thrift institutions to originate adjustable-rate mortgage loans with a spread that compares favorably with the cost of funds. In addition, borrower demand for adjustable-rate mortgage loans decreases significantly during periods of low interest rates, including the current low interest rate environment. During the year ended September 30, 2012, we were able to originate $22.1 million of adjustable-rate mortgage loans, most of which carried rates that adjust annually at a spread of 3.55% over the applicable index (the weekly average yield on United States Treasury securities). At September 30, 2012, $69.6 million, or 21.9% of our assets consisted of adjustable-rate mortgage loans.

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

Our loan portfolio has greater risk than those of many savings institutions due to the substantial number of automobile loans in our portfolio.

Our loan portfolio includes a substantial number of motor vehicle loans, as well as other consumer loans. At September 30, 2012, our consumer loans totaled $15.5 million, or 8.5% of our total loan portfolio, of which motor vehicle loans totaled $7.0 million, or 3.8% of total loans. Automobile loans decreased by $0.3 million from September 30, 2011 to September 30, 2012, and represented a small portion of the overall decrease in our loan portfolio.

As of September 30, 2012, we had $28,000 of motor vehicle loans delinquent 60 days or more, which was 1.9% of total delinquent loans 60 days or more past due. For the year ended September 30, 2012, we had charge-offs of motor vehicle loans totaling $28,000, representing 4.4% of total charge-offs for the period. As we maintain or increase our automobile loan portfolio, we may experience increased delinquencies and charge-offs in future periods.

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

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 1.1% of total loans at September 30, 2012, future additions to our allowance could materially decrease our net income.

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

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We continually review and analyze our internal control over financial reporting for Sarbanes-Oxley Section 404 compliance. As part of that process we discovered and disclosed material weaknesses and significant deficiencies in our internal control. Material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected in a timely basis.

As a result of weaknesses that may be identified in our internal control, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure control. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with The NASDAQ Capital Market. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules are uncertain.

On June 7, 2012, the Federal Reserve Board approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us. The Office of the Comptroller of the Currency subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III was initially intended to be implemented beginning January 1, 2013, however on November 9, 2012, the U.S. federal banking agencies announced that they do not expect that any of the proposed rules would become effective on January 1, 2013.

Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Home Federal under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to Home Federal.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for Home Federal could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

The expiration of full FDIC insurance on certain non-interest-bearing transaction accounts may increase our costs and reduce our liquidity levels. Increased FDIC insurance assessments could significantly increase our expenses.

On December 31, 2012, full FDIC insurance on certain non-interest-bearing transaction accounts is scheduled to expire. Full insurance coverage does not apply to money market deposit accounts or negotiable order of withdrawal accounts. The reduction in FDIC insurance on other types of accounts may cause depositors to place such funds in fully insured interest-bearing accounts, which would increase our costs of funds and negatively affect our results of operations, or may cause depositors to withdraw their deposits and invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. This may reduce our liquidity, or require us to pay higher interest rates to maintain our liquidity by retaining deposits.

In addition, the FDIC may increase deposit insurance fees and expenses. In particular, if our regulators issue downgraded ratings of Home Federal in connection with their examinations, the FDIC could impose significant additional fees and assessments on us.

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In our five-county market area, including Boyd, Greenup and Lawrence Counties in Kentucky and Lawrence and Scioto Counties in Ohio, there are a total of 20 commercial bank and savings institution competitors, along with 10 credit union competitors. The commercial banks and savings institutions operate a total of 91 branch offices in those counties, containing $2.5 billion of deposits. The commercial bank and savings institution competitors include those larger institutions with nationwide or regional operations, and local community institutions such as us that serve the local markets only. The credit union competitors consist of local community based institutions with total deposits of approximately $0.6 billion. The asset size of the largest credit union competitor is approximately $244 million. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Item 1. Business—Home Federal Savings and Loan Association—Market Area” and “—Competition.”

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

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected.

We Depend On Our Management Team To Implement Our Business Strategy And Execute Successful Operations And We Could Be Harmed By The Loss Of Their Services.

We are dependent upon the services of our senior management team. Our strategy and operations are directed by the senior management team. Any loss of the services of our president and chief executive officer or other members of our senior management team could impact our ability to implement our business strategy, and have a material adverse effect on our results of operations and our ability to compete in our markets.

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

The Implementation of Stock-Based Benefit Plans May Dilute Your Ownership Interest.

We intend to adopt one or more stock-based benefit plans, which will allow participants to be awarded shares of common stock (at no cost to them) and/or options to purchase shares of our common stock. If these stock-based benefit plans are funded from the issuance of authorized but unissued shares of common stock, stockholders would experience a reduction in ownership interest. Although the implementation of the stock-based benefit plan will be subject to stockholder approval, historically, the overwhelming majority of stock-based benefit plans adopted by savings institutions and their holding companies following mutual-to-stock conversions have been approved by stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of September 30, 2012, the net book value of our offices was $5.3 million.

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(Dollars in thousands)
Main office:
1500 Carter Avenue
Ashland, Kentucky	Owned	2007	12,000	$3,765
Branch offices:
1608 Argilite Road,
Flatwoods, Kentucky	Owned	1969	1,728	$281
US 23, South Shore, Kentucky	Owned	1978	1,575	$81
Main Cross, Louisa, Kentucky	Owned	1984	1,748	$142
6628 US 60, Summit, Kentucky	Owned	1993	8,640	$528
501 US 23, Greenup, Kentucky	Owned	2008	1,120	$496

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2012, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our shares of common stock are traded on the NASDAQ Capital Market under the symbol PBSK. The approximate number of holders of record of Poage Bankshares, Inc.’s common stock as of September 30, 2012 was 331. Certain shares of Poage Bankshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Poage Bankshares, Inc. common stock for each quarter of the previous fiscal year. Poage Bankshares, Inc. began trading on the NASDAQ Capital Market on September 13, 2011. The following information was provided by the NASDAQ Stock Market.

Fiscal Year Ended September 30, 2012	High	Low	Closing Price	Dividends Declared
Quarter ended September 30, 2012	$12.32	$12.20	$12.32	$0.04
Quarter ended June 30, 2012	12.67	12.63	12.63	0.04
Quarter ended March 31, 2012	12.34	12.30	12.34	0.04
Quarter ended December 31, 2011	11.00	10.85	10.92	—
Quarter ended September 31, 2011	11.02	11.00	11.02	—

Dividend payments by Poage Bankshares, Inc. are dependent primarily on dividends it receives from Home Federal, because Poage Bankshares, Inc. has no source of income other than dividends from Home Federal, earnings from the investment of proceeds from the sale of shares of common stock retained by Poage Bankshares, Inc., and interest payments with respect to Poage Bankshares Inc.’s loan to the Employee Stock Ownership Plan. For more information on regulatory restrictions regarding the payment of dividends, see “Item 1. Business–Supervision and Regulation–Federal Banking Regulation—Capital Distributions” and “—Holding Company Regulation—Permissible Activities.”

Other than its employee stock ownership plan, Poage Bankshares, Inc. does not have any equity compensation plans that were not approved by stockholders.

(b)	Not applicable.

(c)	Share repurchases. None.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and other data of Home Federal for the years and at the dates indicated. The information at September 30, 2012 and 2011 and for the fiscal years ended September 30, 2012 and 2011 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Poage Bankshares that appear in this Annual Report on Form 10-K. The information at September 30, 2010, 2009 and 2008 and for the fiscal years ended September 30, 2010, 2009 and 2008 is derived in part from audited financial statements that do not appear in this Annual Report on Form 10-K.

	At September 30,
	2012	2011	2010	2009	2008
		(Revised)	(Revised)	(Revised)	(Revised)
	(Dollars in thousands)
Financial Condition Data:
Total assets	$317,159	$327,437	$290,767	$278,665	$231,144

Cash and cash equivalents	23,430	48,440	43,233	18,715	2,200
Investment securities	94,456	76,745	45,234	77,684	101,666
Loans held for sale	719	1,012	1,701	166,484	—
Loans receivable, net	179,998	183,023	181,865	1,666,484	111,230

Deposits	236,472	242,722	227,812	209,698	179,119
Federal Home Loan Bank advances	17,672	23,117	32,205	39,368	27,149
Retained earnings	29,416	28,242	26,688	24,557	23,204

Total equity	60,582	58,573	27,367	26,558	23,357

	For the Year Ended September 30,
	2012	2011	2010	2009	2008
		(Revised)	(Revised)	(Revised)	(Revised)
	(Dollars in thousands)
Operating Data:
Interest and dividend income	$12,983	$12,912	$13,716	$13,318	$11,593

Interest expense	3,253	4,530	5,571	6,603	7,367
Net interest income	9,730	8,382	8,145	6,715	4,226

Provision for loan losses	902	615	650	312	102
Net interest income after provision for loan losses	8,828	7,767	7,495	6,403	4,124

Non-interest income	1,442	1,067	3,111	1,090	562
Non-interest expenses	8,284	7,071	7,854	5,792	4,463

Income (loss) before income taxes	1,986	1,763	2,756	1,701	223

Income taxes (benefit)	407	209	622	257	(166)

Net income	1,579	1,554	2,130	1,444	389

	At or For the Year Ended September 30,
	2012	2011	2010	2009	2008
		(Revised)	(Revised)	(Revised)	(Revised)
Performance Ratios:
Return on average assets	0.49%	0.52%	0.76%	0.57%	0.17%

Return on average equity	2.57%	5.49%	7.93%	5.78%	1.66%

Interest rate spread (1)	3.01%	3.04%	3.00%	2.71%	1.72%

Net interest margin (2)	3.22%	3.08%	3.10%	2.85%	1.98%

Noninterest expense to average assets	2.56%	2.36%	2.79%	2.29%	1.98%

Efficiency ratio (3)	74.15%	74.83%	69.78%	74.21%	93.21%

Average interest-earnings assets to average interest-bearing liabilities	119.47%	101.99%	104.64%	104.99%	107.52%

Average equity to average assets	18.99%	9.46%	9.55%	9.89%	10.37%

Capital Ratios:
Total risk-based capital to risk-weighted assets	29.29%	28.19%	19.49%	18.68%	22.82%

Tier I capital to risk-weighted assets	28.03%	27.11%	18.70%	18.28%	22.59%

Tier I capital to adjusted total assets	13.78%	12.72%	9.20%	8.94%	10.04%

Tangible capital to adjusted total assets	N/A	12.72%	9.20%	8.94%	10.04%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.10%	0.90%	0.62%	0.33%	0.23%
Allowance for loan losses as a percentage of nonperforming loans	153.21%	61.48%	50.85%	70.25%	65.80%

Net (charge-offs) recoveries to average outstanding loans during the period	0.31%	0.05%	0.04%	0.01%	0.02%
Non-performing loans as a percent of total loans	0.72%	1.46%	1.22%	0.47%	0.35%

Non-performing assets as a percent of total assets	0.73%	0.85%	0.84%	0.34%	0.22%

Other:
Number of offices	6	6	6	6	6

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.
(2)	Represents net interest income as a percent of average interest-earning assets.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have historically operated as a traditional thrift institution headquartered in Ashland, Kentucky. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential mortgage loans, commercial and multi-family real estate loans, commercial business loans, consumer loans, consisting primarily of automobile loans, home equity loans and lines of credit, and construction loans. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities, including obligations of state and political subdivisions and mortgage-backed securities. At September 30, 2012, we had total assets of $317.2 million, total deposits of $236.5 million and total equity of $60.6 million.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of service charges on deposit accounts, net gain on sales of securities and loans, income from company-owned life insurance and miscellaneous other income. Non-interest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, federal deposit insurance, foreclosed assets, advertising, professional and accounting fees, and other operating expenses.

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

Business Strategy

Highlights of our current business strategy include the following:

•

Continuing to emphasize one- to four-family residential mortgage loans while increasing our holdings of such loans with adjustable rates. We have been primarily a one- to four-family residential mortgage lender to borrowers in our market area. As of September 30, 2012, $141.3 million, or 44.5%, of our total assets consisted of one- to four-family residential mortgage loans, compared to $147.7 million, or 45.1%, of total assets at September 30, 2011.

We historically have held primarily fixed-rate loans in our one- to four-family residential mortgage loan portfolio. However, in order to better manage the interest rate sensitivity of our loan portfolio, in 2009 we began to increase our emphasis on adjustable-rate mortgage loan originations, subject to demand for such loans in a lower rate interest rate environment. In addition, in fiscal year 2010, we began selling substantially all of our new fixed-rate one- to four-family residential mortgage loans through the FHLB—Cincinnati Mortgage Purchase Program.

•

Increasing our origination of commercial real estate loans, home equity loans and lines of credit, and other consumer loans. While we will continue to emphasize one- to four-family residential mortgage loans, we also intend to continue to increase our origination of nonresidential real estate loans, home equity loans and lines of credit, other consumer loans and commercial business loans in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. Between September 30, 2011 and September 30, 2012, commercial real estate loans increased $6.5 million, or 66.9%, home equity loans and lines of credit increased $115,000, or 2.0%, other consumer loans decreased $957,000, or 9.0%, and commercial business loans increased $1.2 million, or 31.5%. We expect each of these loan categories to continue to grow over the next three years. The additional capital raised in the stock offering increased our commercial real estate lending capacity by enabling us to originate more loans and loans with larger balances. See “Item 1. Business Home Federal Savings and Loan Association—Lending Activities—Commercial Real Estate Lending.”

•

Managing interest rate risk while enhancing to the extent practicable our net interest margin. During the last several years, we have taken steps that are intended to enhance our interest rate margin (in relation to what it would have been had we remained exclusively a residential lender) as well as our ability to manage our interest rate risk in the future. In particular, we have attempted to increase our commercial real estate, multi-family commercial business and construction and land loans, which generally have shorter terms to maturity and higher yields than fixed-rate one- to four-family mortgage loans, and which allows us to reinvest these funds into market-rate loans as interest rates change. In addition, we have increased our origination of adjustable-rate one- to four-family residential loans and have developed a secondary market capability with the FHLB—Cincinnati so that we can sell our new fixed-rate one- to four-family mortgage loans that do not fit within our asset/liability management parameters.

•

Increasing our “core” deposit base. We are seeking to build our core deposit base, with particular focus on NOW accounts and non-interest bearing demand deposit accounts. We believe such core deposits not only have favorable cost and interest rate change resistance, but also allow us greater opportunity to connect with our customers and offer them other financial services and products. As part of this plan, we added a new branch office in Greenup in 2009 and installed ATMs at all of our retail offices. We will continue to provide our high quality service and products, including our reward checking program, as well as competitive pricing to attract deposits.

•

Expanding our banking relationships to a larger base of customers. We were established in 1889 and have been operating continuously since that time. As of June 30, 2012 (the latest date for which deposit market share information is available from the Federal Deposit Insurance Corporation), our market share of deposits represented 17.5% of Federal Deposit Insurance Corporation-insured deposits in Boyd, Greenup and Lawrence Counties in Kentucky, combined. We will seek to expand our customer base, primarily through organic growth and opportunistic acquisition, and offer our products and services to the new base of customers by using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services.

•

Maintaining strong asset quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our primary market area. Our non-performing assets totaled $2.3 million or 0.73% of total assets at September 30, 2012. Our ratio of total nonperforming loans to total loans was 0.72% at September 30, 2012.

Critical Accounting Policies

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

Comparison of Financial Condition at September 30, 2012 and September 30, 2011

In November of 2012, we discovered that an employee had engaged in the origination of fictitious loans and that we would be required to record a loss of approximately $950,000 on those loans. See “Summary—Adjustment for Fictitious Loans.” As a result, we have adjusted our net loans for the year ended September 30, 2011 to $183.0 million from the $183.7 million reported in our annual report on Form 10-K for that period, our accrued interest for the year ended September 30, 2011 to $1.4 million from the $1.5 million reported in our annual report on Form 10-K for that period, and our retained earnings for the year ended September 30, 2011 to $28.2 million from the $28.8 million reported in our annual report on Form 10-K for that period. In addition, our interest income was adjusted downward by $26,000 for the year ended September 30, 2011. See Note 2 to the Consolidated Financial Statements.

Our total assets decreased $10.3 million, or 3.1% to $317.2 million at September 30, 2012 from $327.4 million at September 30, 2011. The decrease was primarily due to a decrease of cash and due from financial institutions of $25.0 million, or 52.1%, to $23.4 million at September 30, 2012 from $48.4 million at September 30, 2011, partially offset by an increase in securities available for sale of $17.7 million, or 23.1%, to $94.5 million at September 30, 2012 from $76.7 million at September 30, 2011.

Loans held for sale decreased $293,000, or 29.3% to $719,000 at September 30, 2012 from $1.0 million at September 30, 2011. This decrease was largely due to fluctuations in the timing between our origination of loans and the sale of loans to the FHLB—Cincinnati.

Loans receivable, net, decreased $3.0 million or 1.6% to $180.0 million at September 30, 2012 from $183.0 million at September 30, 2011. This decrease was largely due to reduced one-to-four family loan originations, caused by the reduced level of refinancing and transfers to other real estate owned. Non-performing loans decreased $1.4 million, or 51.9%, from $2.7 million at September 30, 2011 to $1.3 million at September 30, 2012.

Securities available for sale increased to $94.5 million at September 30, 2012 from $76.7 million at September 30, 2011. This increase was primarily due to the deployment of excess cash and cash equivalents for the purchase of higher-yielding residential mortgage backed securities.

Deposits decreased $6.2 million, or 2.4%, to $236.5 million at September 30, 2012 from $242.7 million at September 30, 2011. This decrease was primarily attributable to an increase in savings, money market and NOW accounts of $2.5 million, or 2.7% offset by a decrease of $10.0 million, or 8.0%, in certificates of deposit.

FHLB—Cincinnati advances decreased $5.4 million, or 23.4%, to $17.7 million at September 30, 2012 from $23.1 million at September 30, 2011. This decrease in borrowings was primarily the result of regular principal payments and maturities.

Total shareholders’ equity increased to $60.6 million at September 30, 2012, compared to $58.6 million at September 30, 2011. The increase resulted primarily from net income of $1.6 million for the year ended September 30, 2012, and an increase in other comprehensive income of $676,000, partially offset by the payment of cash dividends of $405,000.

Comparison of Operating Results for the Years Ended September 30, 2012 and September 30, 2011

General. Net income was constant for the year ended September 30, 2012 and September 30, 2011 at $1.6 million.

Interest Income. Total interest income increased $71,000, or 0.6%, to $13 million for the year ended September 30, 2012 from $12.9 million for the year ended September 30, 2011. This increase was primarily due to a $746,000 increase in interest income on taxable securities, partially offset by a decrease of $225,000 in interest income from tax exempt securities, and a $486,000 decrease in interest income on loans to $10.6 million. The average balance of loans during fiscal year 2012 decreased $1.3 million to $181.5 million, while the average yield on loans decreased by 22 basis points to 5.82% for fiscal year 2012 from 6.04% for fiscal year 2011. The decrease in yield reflected the generally lower interest rate environment. The decrease in income from investment securities reflected a decrease in the average yield on investment securities by 4 basis points to 2.40% for fiscal year 2012 from 2.44% for fiscal year 2011.

Interest Expense. Total interest expense decreased $1.3 million, or 28.2%, to $3.3 million for the year ended September 30, 2012 from $4.5 million for the year ended September 30, 2011. Interest expense on deposit accounts decreased $1.1 million, or 29.1%, to $2.6 million for the year ended September 30, 2012 from $3.7 million for the year ended September 30, 2011. The decrease was primarily due to a decrease in average cost of deposits to 1.14% in fiscal year 2012 from 1.55% for fiscal year 2011, reflecting the declining interest rate environment, and an $8.4 million, or 3.5%, decrease in the average balance of interest-bearing deposits to $232.4 million for fiscal year 2012 from $240.8 million for fiscal year 2011.

Interest expense on FHLB—Cincinnati advances decreased $192,000 to $607,000 for the year ended September 30, 2012 from $799,000 for the year ended September 30, 2011. The average balance of advances decreased $6.1 million to $20.3 million for fiscal year 2012 from $26.4 million for fiscal year 2011, while the average cost of advances decreased by 2 basis points to 3.00% for fiscal year 2012 from 3.02% for fiscal year 2011.

Net Interest Income. Net interest income increased $1.3 million, or 15.5%, to $9.7 million for the year ended September 30, 2012 from $8.4 million for the year ended September 30, 2011. The increase reflected a slight decrease in our interest rate spread to 3.01% in fiscal year 2012 from 3.04% in fiscal year 2011, a slight increase in our net interest margin to 3.22% in fiscal year 2012 from 3.08% in fiscal year 2011 and a decrease of 0.71% in the average balance of loans outstanding to $181.5 million for the year ended September 30, 2012 from $182.8 million for the year ended September 30, 2011.

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

Due to the fact that commercial loans are a relatively new product line for Home Federal and considering little historical loss basis exists, we have made qualitative adjustments to the allowance for loan losses to account for the fact that this is a new product line. At the time of the first of these commercial loan originations, peer data provided an industry average of approximately 2% which was applied to the commercial loan portfolio in the allowance for loan loss calculation. Over time, the continued lack of historical loss in this product line allowed some reduction of the calculation percentage. As economic conditions, unemployment and limited growth in the local economy have worsened, these and other qualitative factors were considered in continuing adjustments to the allowance for loan losses for commercial loans, which was 2.7% of the portfolio at September 30, 2012 with no loss to date. In addition, minimal loss history is available for the consumer loan portfolio which was 8.5% of the portfolio at September 30, 2012.

Based upon our evaluation of these factors, a provision of $902,000 was recorded for the year ended September 30, 2012, an increase of $287,000, or 46.7%, from the provision of $615,000 for the year ended September 30, 2011. The provision for loan losses for the year ended September 30, 2012 reflected net charge-offs of $556,000 compared to net charge-offs of $91,000 for fiscal year 2011. The allowance for loan losses was $2.0 million, or 1.1% of total loans at September 30, 2012 compared to $1.7 million or 0.9% of total loans at September 30, 2011. Total nonperforming loans were $1.3 million at September 30, 2012 compared to $2.7 million at September 30, 2011. At September 30, 2012 and September 30, 2011, we had no impaired loans. As a percentage of nonperforming loans, the allowance for loan losses was 153.2% at September 30, 2012 compared to 61.5% at September 30, 2011. The increase in the allowance for loan losses for the year ended September 30, 2012 compared to the year ended September 30, 2011 reflected increases in allowance due to management’s quarterly calculations and resulted primarily from increased write-off of real estate loans, an increase in classified loans, and subjective factors applied to the loan portfolio.

To the best of our knowledge, the allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses, which were inherent in the loan portfolio at September 30, 2012 and September 30, 2011.

Noninterest Income. Noninterest income increased to $1.4 million for the year ended September 30, 2012 from $1.1 million for the year ended September 30, 2011. The increase in noninterest income was primarily attributable to an increase in service charges on deposits to $578,000 for the year-end September 30, 2012 from $416,000 for the year ended September 30, 2011 and an increase in net gains on sales of securities to $246,000 for the year ended September 30, 2012 from $361,000 for the year ended September 30, 2011, partially offset by a $69,000 loss on disposal of equipment for the year ended September 30, 2012.

The increase in service fees on deposits is largely due to an automated bounce protection program implemented in January 2012, which increased the NSF and overdraft fee income, while reducing the number of fee waivers by Company personnel. Also electronic banking fee income has continued to grow as more customers are utilizing our internet based banking services.

Noninterest Expense. Noninterest expense increased $1.2 million, or 17.2%, to $8.3 million for the year ended September 30, 2012 compared to $7.1 million for the year ended September 30, 2011. This increase was due largely to an increase in salaries and employee benefits to $4.2 million for the year ended September 30, 2012 from $3.5 million for the year ended September 30, 2011 as well as an increase in professional expenses of $449,000 to $649,000 for the year ended September 30, 2012 compared to $200,000 for the year ended September 30, 2011.

The total number of employees has steadily increased from 50 at September 30, 2010 to 63 at September 30, 2012. Personnel expenses will continue to increase as we continue to build our management and administrative teams. In late June, 2012, a seasoned Chief Credit Officer and seasoned Retail Lending Manager joined the management team. They will be responsible for directing the continued transition of Home Federal from a business focused on residential lending into the additional areas of consumer and commercial lending. These positions were necessary in order to complete the year-end retirement transition of the former Co-CEO’s.In late July, 2012, we hired a Director of Human Resources and Training. In addition, we expect to hire additional personnel to support our commercial banking operations, including a network administrator, one or more branch administrators and one or more internal audit personnel.

Provision for Income Taxes. Income tax expense was $407,000 for the year ended September 30, 2012 compared to $209,000 for the year ended September 30, 2011. The effective tax rate as a percent of pre-tax income was 20.5% and 11.9% for the years ended September 30, 2012 and 2011, respectively. This increase in the effective tax rate was due to the decrease in tax exempt interest income in the amount of $225,000 or 22.1%.

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

	For the Year Ended September 30,
	2012			2011			2010
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
				(Revised)			(Revised)
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$181,477	$10,558	5.82%	$182,826	$11,044	6.04%	$175,563	$10,973	6.25%
Investment securities	95,929	2,301	2.40%	73,070	1,780	2.44%	61,437	2,643	4.30%
FHLB stock	1,928	82	4.25%	1,893	80	4.23%	1,858	83	4.47%
Other interest-earning assets	22,504	42	0.19%	14,759	8	0.05%	23,825	18	0.08%

Total interest-earning assets	301,838	12,983	4.30%	272,548	12,912	4.74%	262,683	13,717	5.22%
Noninterest-earning assets	21,132			26,834			18,606

Total assets	322,970			299,382			281,289

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	88,760	376	0.42%	85,055	694	0.82%	57,315	566	0.99%
Certificates of deposit	143,623	2,270	1.58%	155,723	3,037	1.95%	157,351	3,947	2.51%

Total interest bearing deposits	232,383	2,646	1.14%	240,778	3,731	1.55%	214,666	4,513	2.10%
FHLB advances	20,263	607	3.00%	26,448	799	3.02%	36,367	1,058	2.91%

Total interest bearing liabilities	252,646	3,253	1.29%	267,226	4,530	1.70%	251,033	5,571	2.22%
Non-interest bearing liabilities:
Non-interest bearing deposits	5,774			1,000			407
Accrued interest payable	454			482			636
Other liabilities	2,847			2,358			2,342

Total non-interest bearing liabilities	9,075			3,840			3,385

Total liabilities	261,721			271,066			254,418
Total equity	61,349			28,316			26,871

Total liabilities and equity	$323,070			$299,382			$281,289
Net interest income		9,730			8,382			8,146
Interest rate spread			3.01%			3.04%			3.00%
Net interest margin			3.22%			3.08%			3.10%
Average interest-earning assets to average interest-bearing liabilities		119.47%			101.99%			104.64%

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

Year Ended September 30,
2012 Compared to 2011 (Revised)	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$(81)	$(405)	$(486)
Investment securities	549	(28)	521
Other interest-earning assets	7	29	36

Total	475	(404)	71

Interest expense:
Now, Savings, Money Market, and other	29	(347)	(318)
Certificates	(223)	(544)	(767)
FHLB advances	(185)	(7)	(192)

Total	(379)	(898)	(1,277)

Increase (decrease) in net interest income	$854	$494	$1,348

Year Ended September 30,
2011 Compared to 2010 (Revised)	Volume	Rate	Net
	(In thousands)
Interest income:
Loans receivable	$446	$(375)	$71
Investment securities	434	(1,297)	(863)
Other interest-earning assets	(4)	(9)	(13)

Total	876	(1,681)	(805)

Interest expense:
Now, savings, money market, and other	239	(111)	128
Certificates	(40)	(870)	(910)
FHLB advances	(298)	39	(259)

Total	(99)	(942)	(1,041)

Increase (decrease) in net interest income	$975	$(739)	$236

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

Among the techniques we are currently using to manage interest rate risk are: (i) increasing our portfolio of adjustable-rate one- to four-family residential loans, subject to demand for such loans in a lower rate interest rate environment, while endeavoring to sell a large portion of the fixed rate mortgage loans that we originate to the FHLB—Cincinnati; (ii) increasing our origination of commercial and multifamily residential real estate, commercial business and motor vehicle and other consumer loans as they generally reprice more quickly than residential mortgage loans; (iii) maintaining a strong capital position, which provides for a favorable level of interest-earning assets relative to interest-bearing liabilities; and (iv) emphasizing less interest rate sensitive and lower-costing “core deposits.” We also maintain a portfolio of short-term or adjustable-rate assets and from time to time have used fixed-rate FHLB—Cincinnati advances and brokered deposits to extend the term to repricing of our liabilities.

Depending on market conditions, from time to time we place more emphasis on enhancing net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our assets and liabilities portfolios can, during periods of stable or declining interest rates, provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines due to differences between long and short-term interest rates.

An important measure of interest rate risk is the amount by which the economic value of equity of an institution’s cash flow from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates. We have utilized the Sterne Agee Bank Earnings Report (SABER) to provide an analysis of estimated changes in our EVE under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the EVE.

Set forth below is an analysis of the changes to the economic value of our equity (“EVE”) that would occur September 30, 2012 in the event of designated changes in the United States treasury yield curve. At September 30, 2012, the economic value of our equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

Interest Rate Sensitivity of Economic Value of Equity (EVE)

	Economic Value of Equity (Dollars in thousands)			EVE as % of EV of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
+400bp	$30,117	$(19,929)	39.8%	10.80%	(40) bp
+300bp	35,790	(14,257)	28.5%	12.34%	(28) bp
+200bp	42,128	(7,919)	15.8%	13.93%	(16) bp
+100bp	47,666	(2,031)	4.8%	15.17%	(5) bp
0bp	50,047	—	—	15.48%	—
-100bp	52,089	2,043	4.1%	15.72%	4 bp
-200bp	58,544	8,497	17.0%	17.29%	17 bp
-300bp	65,791	15,744	31.5%	19.03%	31 bp

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. The EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet items and off balance sheet items. The EVE of the balance sheet is the discounted present value of assets and derivative cash flows minus discounted value of liability cash flows at a point in tiem and is a measure of longer term interest rate risk. The results of the model are dependent on assumptions concerning the timing and variability of cash flows along with projected prepayments and deposit decay rates.

Our policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Liquidity and Capital Resources

Our primary sources of funds are deposits and the proceeds from principal and interest payments on loans and investment securities. We also utilize FHLB—Cincinnati advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally manage the pricing of our deposits to be competitive within our market and to increase core deposit relationships.

Our cash flows are comprised of three primary classifications: (i) operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows provided by operating activities were $3.5 million for the year ended September 30, 2012, and $3.6 million for the year ended September 30, 2011. Net cash flows used in investing activities were $(16.4) million for the year ended September 30, 2012 and $(33.5) million for the year ended September 30, 2011. Net cash flows used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturities and sales of securities. Net cash flows used in financing activities for fiscal year 2012 consisted of activity in deposits and FHLB borrowings and equaled $12.1 million, while net cash flows from financing activities in fiscal year 2011 consisted of activity in deposits and FHLB borrowings and issuance of common stock equaled $35.1 million.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2012 and 2011, cash and cash equivalents totaled $23.4 million and $48.4 million, respectively. We may also utilize the sale of securities available for sale, FHLB—Cincinnati advances and other borrowings as sources of funds.

At September 30, 2012 and September 30, 2011, we had outstanding commitments to originate loans of $1.4 million and $2.4 million, respectively, unfunded commitments under lines of credit of $4.9 million and $4.0 million, respectively, and standby letters of credit of $80,000, and $40,000, respectively. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows.

Certificates of deposit scheduled to mature in one year or less from September 30, 2012 totaled $79.3 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB—Cincinnati and the Federal Reserve Bank of Cleveland. At September 30, 2012, we had $17.7 million in advances from the FHLB—Cincinnati and an additional borrowing capacity of $56.0 million. At September 30, 2012, we had $4.5 million borrowing capacity from the Federal Reserve Bank of Cleveland. Upon completion of the conversion and offering, the liquid assets of Poage Bankshares and Home Federal increased.

We are subject to various regulatory capital requirements. At September 30, 2012, we were in compliance with all applicable capital requirements. See “Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements,” and Note 12 of the Notes to our Financial Statements.

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

For the fiscal years ended 2012 and 2011, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Poage Bankshares, Inc.

Ashland, Kentucky

We have audited the accompanying consolidated balance sheets of Poage Bankshares, Inc. (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poage Bankshares, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Louisville, Kentucky

December 18, 2012

POAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2012 and 2011

	September 30,
	2012	2011 (Revised)
	(in thousands)
ASSETS
Cash and due from financial institutions	$23,430	$48,440
Securities available for sale	94,456	76,745
Loans held for sale	719	1,012
Loans, net of allowance of $ 2,004 and $1,658	179,998	183,023
Federal Home Loan Bank stock, at cost	1,953	1,906
Other real estate owned, net	1,001	87
Premises and equipment, net	6,078	6,322
Company owned life insurance	6,685	6,467
Accrued interest receivable	1,255	1,384
Other assets	1,584	2,051

	$317,159	$327,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$6,422	$1,139
Interest bearing	230,050	241,583

Total deposits	236,472	242,722
Federal Home Loan Bank advances	17,672	23,117
Accrued interest payable	376	435
Other liabilities	2,057	2,590

Total liabilities	256,577	268,864

Commitments and contingent liabilities (Note 15)	—	—

Shareholders’ equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,372,375 issued and outstanding	34	34
Additional paid-in-capital	31,979	31,955
Retained earnings	29,416	28,242
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,563)	(2,698)
Accumulated other comprehensive income	1,716	1,040

Total shareholders’ equity	60,582	58,573

	$317,159	$327,437

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended September 30, 2012 and 2011

	September 30,
	2012	2011 (Revised)
	(in thousands except per share)
Interest and dividend income
Loans, including fees	$10,558	$11,044
Taxable securities	1,504	758
Tax exempt securities	797	1,022
Federal funds sold and other	124	88

	12,983	12,912
Interest expense
Deposits	2,646	3,731
Federal Home Loan Bank advances and other	607	799

	3,253	4,530

Net interest income	9,730	8,382

Provision for loan losses	902	615

Net interest income after provision for loan losses	8,828	7,767

Non-interest income
Service charges on deposits	578	416
Loss on disposal of equipment	(69)	—
Net gains on sales of loans	442	361
Net gains on sales of securities	246	28
Income from company owned life insurance	218	226
Other	27	36

	1,442	1,067

Non-interest expense
Salaries and employee benefits	4,223	3,693
Occupancy and equipment	845	751
Data processing	661	502
Federal deposit insurance	189	260
Foreclosed assets, net	144	204
Advertising	280	279
Professional Fees	649	200
Other taxes	233	203
Loss on fictitious loans	151	180
Other	909	799

	8,284	7,071

Income before income taxes	1,986	1,763

Income tax expense	407	209

Net income	$1,579	$1,554

Earnings per share since conversion:
Basic	$0.51	$0.01
Diluted	0.51	0.01

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended September 30, 2012 and 2011

	September 30,
	2012	2011 (Revised)
	(in thousands)

Net income	$1,579	$1,554

Other comprehensive income:
Unrealized holding gains/losses on available for sale securities	1,270	574
Reclassification adjustments for (gains) losses recognized in income	(246)	(28)

Net unrealized holding gains (losses) on available for sale securities	1,024	546
Tax effect	(348)	(185)

Other comprehensive income:	676	361

Comprehensive income	$2,255	$1,915

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended September 30, 2012 and 2011

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(in thousands)

Balances, October 1, 2010	—	—	27,067	—	679	27,746

Adjustment for fictitious loans	—	—	(379)	—	—	(379)

Balances, October 1, 2010 (Revised)	—	—	26,688	—	679	27,367

Net income (revised)	—	—	1,554	—	—	1,554

Change in unrealized gain (loss) on securities available for sale, net of taxes	—	—	—	—	361	361

Issuance of 3,372,375 common shares, net of costs of $1.7 million	34	31,955	—	—	—	31,989

269,790 shares purchased under employee stock ownership plan	—	—	—	(2,698)	—	(2,698)

Balances, September 30, 2011	34	31,955	28,242	(2,698)	1,040	58,573

Net income	—	—	1,579	—	—	1,579

Dividends paid ($0.12/share)	—	—	(405)	—	—	(405)

ESOP compensation earned	—	24	—	135	—	159

Change in unrealized gain (loss) on securities available for sale, net of taxes	—	—	—	—	676	676

Balances, September 30, 2012	$34	$31,979	$29,416	$(2,563)	$1,716	$60,582

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended September 30, 2012 and 2011

	September 30,
	2012	2011 (Revised)
	(in thousands)
OPERATING ACTIVITIES:
Net income	$1,579	$1,554
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	391	371
Provision for loan losses	902	615
ESOP compensation expense	159	—
Net gains on sales of securities	(246)	(28)
Loss on disposal of equipment	69	—
Loss on sale of other real estate owned	20	81
Loss on fictitious loans	151	180
Net amortization on securities	724	459
Deferred income tax (benefit) expense	(41)	(230)
Net gain on sale of loans	(442)	(361)
Origination of loans held for sale	(12,699)	(10,627)
Proceeds from loans held for sale	13,434	11,677
Increase in cash value of life insurance	(218)	(226)
Decrease (increase) in:
Accrued interest receivable	129	(95)
Other assets	159	550
Increase (decrease) in:
Accrued interest payable	(59)	(70)
Other liabilities	(533)	(291)

Net cash from (used in) operating activities	3,479	3,559

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	15,969	1,964
Proceeds from calls	54,685	41,143
Proceeds from maturities	665	445
Purchases	(94,928)	(75,065)
Principal payments received	6,444	117
Purchase of Federal Home Loan Bank Stock	(47)	(23)
Term deposits in other financial institutions:
Proceeds from maturities	—	100
Loan originations and principal payments on loans, net	496	(2,504)
Proceeds from the sale of other real estate owned	543	602
Purchase of office properties and equipment	(216)	(244)

Net cash from (used in) investing activities	(16,389)	(33,465)

FINANCING ACTIVITIES
Net change in deposits	(6,250)	14,910
Payments on Federal Home Loan Bank borrowings	(5,445)	(9,088)
Cash dividend paid	(405)	—
Proceeds from issuance of common stock, net of conversion costs	—	31,989
Cash provided to ESOP	—	(2,698)

Net cash from (used in) financing activities	(12,100)	35,113

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,010)	5,207

Cash and cash equivalents at beginning of year	48,440	43,233

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,430	$48,440

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$3,312	$4,600
Income taxes	250	—
Real estate acquired in settlement of loans	$1,437	$551

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

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

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Real estate loans and commercial and industrial loans are charged off on a case by case basis at such time management determines the loan to be uncollectible. Past due status of all loan types is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. All loan types are moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

All interest accrued but not received for all loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. All types of loans are returned to accrual status when all the principal and interest are brought current and the loan has been performing according to the contractual terms for a period of not less than 6 months.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within a 50 mile radius of its home office. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the immediate area. The Company held common stock of the FHLB totaling $1,953,000 and $1,906,000 and other deposits totaling $3,830,000 and $6,376,000 at year end 2012 and 2011, respectively.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. If a loan is categorized as loss under the regulatory definitions of loan classifications, the loan is immediately charged off. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which are inherent in the loan portfolio at September 30, 2012 and 2011.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. At September 30, 2012, although all of the aforementioned qualitative factors were considered, management specifically made qualitative adjustments to increase the general component of the reserve to reflect the impact of the continued weak national and local economies as well as the decline in real estate values for all loan segments. For commercial and industrial loans, management increased the general component to reflect the lack of prolonged history of the Company in making these types of loans.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified at the borrower’s request, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

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

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No valuation allowance was required at September 30, 2012 or September 30, 2011. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income which is reported on the income statement as other income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 50 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no such expenses recognized in the years ended September 30, 2012 or 2011.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. The Association is required to maintain reserve funds in cash or on deposit with a designated depository financial institution. The required reserve at September 30, 2012 and 2011 was $809,000 and $360,000, respectively.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Segment Reporting: The Company has one reportable segment: banking. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.

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

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - ADJUSTMENT FOR FICTITIOUS LOANS

The Company is applying relevant guidance from the SEC and FASB to adjust for the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings in the year of adoption. The guidance also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. In accordance with the relevant guidance, the Company has adjusted its opening retained earnings for 2011 for the item described below. The Company considers these adjustments to be immaterial to prior periods.

On November 26, 2012, the Company determined that it was required to record a loss for certain fraudulent loans in the aggregate amount of $950,000 including accrued interest of $127,000, which, net of tax, is a loss of $627,000. The loss relates to the creation of fictitious loans by a former employee of the Company’s subsidiary and was discovered by management while in the process of upgrading the Company’s lending controls and procedures.

The Company has reported this event to its blanket bond insurance provider and is working with the provider to determine the extent of any coverage. No amount has been recorded related to potential recoveries from the blanket bond coverage. That amount, if any, will be recorded when it can be accurately measured and collectibility can be reasonably ascertained.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 2 - SAB 108 ADJUSTMENT (Continued)

The applicable effect on the prior year balance sheet and statement of income related to these fictitious loans is as follows (in thousands):

September 30, 2011
Balance Sheet:
Loans, net as previously reported	$183,696
Fictitious loans	(673)

Loans, net as adjusted	$183,023

Accrued interest receivable as previously reported	$1,491
Accrued interest receivable fictitious loans	(107)

Accrued interest receivable as adjusted	$1,384

Other assets as previously reported	$1,786
Deferred tax asset adjustment	265

Other assets as adjusted	$2,051

Total assets as previously stated	$327,952
Net impact of fictitious loans and related accrual, interest net of tax	(515)

Total assets as adjusted	$327,437

Retained earnings as previously reported	$28,757
Net impact of fictitious loans and related accrual, interest net of tax	(515)

Retained earnings as adjusted	$28,242

For the year ended September 30, 2011
Statement of Income:
Interest and dividend income as previously reported	$12,938
Interest income fictitious loans	(26)

Interest and dividend income as adjusted	$12,912

Net interest income as previously reported	$8,408
Interest income fictitious loans	(26)

Net interest income as adjusted	$8,382

Non-interest income after provision for loan loss as previously reported	$7,793
Interest income fictitious loans	(26)

Net interest income after provision for loan loss as adjusted	$7,767

Non-interest expense as previously reported	$6,891
Fictitious loans	180

Non-interest expense as adjusted	$7,071

Income before income taxes previously reported	$1,969
Interest income fictitious loans	(26)

Fictitious loans	(180)

Income before income tax as adjusted	$1,763

Income tax expense as previously reported	$279
Tax impact of fictitious loans and related interest	(70)

Income tax expense as adjusted	$209

Net income as previously reported	$1,690
Fictitious loans and related interest adjustment, net of tax	(136)

Net income as adjusted	$1,554

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at September 30, 2012 and 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
States and political subdivisions	$24,445	$1,743	$—	$26,188
U.S. Government agencies and sponsored entities	22,250	16	(9)	22,257
Government sponsored entities residential mortgage-backed:
FHLMC	25,330	444	—	25,774
FNMA	19,831	406	—	20,237

Total securities	$91,856	$2,609	$(9)	$94,456

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
States and political subdivisions	$32,132	$1,305	$(20)	$33,417
U.S. Government agencies and sponsored entities	39,093	249	(11)	39,331
Government sponsored entities residential mortgage-backed:
FNMA	3,944	58	(5)	3,997

Total securities	$75,169	$1,612	$(36)	$76,745

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

The proceeds from sales of securities and the associated gross gains and losses are listed below (in thousands):

	September 30,
	2012	2011
Proceeds	$15,969	$1,964
Gross gains	246	28
Gross losses	—	—

The provision for income taxes related to net realized gains and losses was $84,000 and $10,000 for the years ended September 30, 2012 and 2011, respectively, based on an income tax rate of 34%.

The amortized cost and fair value of the securities portfolio at September 30, 2012 and 2011 are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	September 30,
	2012
	Amortized Cost	Fair Value
	(in thousands)
Within one year	$470	$474
One to five years	3,728	3,806
Five to ten years	25,904	26,616
Beyond ten years	16,593	17,549
Mortgage-backed securities	45,161	46,011

Total	$91,856	$94,456

Securities pledged at September 30, 2012 and 2011 had a carrying amount of $6,479,000 and $1,313,000, respectively, and were pledged to secure public deposits and repurchase agreements.

At year-end 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of equity.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 3 - SECURITIES AVAILABLE FOR SALE (Continued)

The following table summarizes the securities with unrealized losses at September 30, 2012 and September 30, 2011 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)

September 30, 2012
U.S. Government agencies and sponsored entities	$10	$(9)	—	—	$10	$(9)

Total securities	$10	$(9)	$—	$—	$10	$(9)

September 30, 2011
States and political subdivisions	$—	$—	$1,747	$(20)	$1,747	$(20)
U.S. Government agencies and sponsored entities	5,102	(11)	—	—	5,102	(11)
Government sponsored entities residential mortgage-backed
FNMA	1,547	(5)	—	—	1,547	(5)

Total securities	$6,649	$(16)	$1,747	$(20)	$8,396	$(36)

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

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 4 - LOANS

Loans at September 30, 2012 and 2011 were as follows (in thousands):

	September 30,
	2012	2011
		(Revised)

Real estate:
One to four family	$141,307	$147,733
Multi-family	985	2,016
Commercial Real Estate	16,333	9,786
Construction and land	3,095	5,209

	161,720	164,744

Commercial and Industrial	4,895	3,722

Consumer
Home equity loans and lines of credit	5,911	5,796
Motor vehicle	6,968	7,299
Other	2,592	3,212

	15,471	16,307

Total	182,086	184,773
Less: Net deferred loan fees	84	92
Allowance for loan losses	2,004	1,658

	$179,998	$183,023

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 4 - LOANS (Continued)

The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment based on impairment method as of September 30, 2012 and 2011. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

	Allowance for Loan Losses			Loan Balances
September 30, 2012	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Loan Segment:
Real estate	$—	$1,824	$1,824	$—	$161,720	$161,720
Commercial and industrial	—	47	47	—	4,895	4,895
Consumer	—	133	133	—	15,471	15,471

Total	$—	$2,004	$2,004	$—	$182,086	$182,086

	Allowance for Loan Losses			Loan Balances
September 30, 2011 (Revised)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Loan Segment:
Real estate	$—	$1,368	$1,368	$—	$164,744	$164,744
Commercial and industrial	—	49	49	—	3,722	3,722
Consumer	—	241	241	—	16,307	16,307

Total	$—	$1,658	$1,658	$—	$184,773	$184,773

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 4 - LOANS (Continued)

The following table sets forth an analysis of our allowance for loan losses for September 30, 2012 and 2011 by class (in thousands):

	September 30,
	2012	2011
Balance at beginning of period	$1,658	$1,134
Provision for loan losses:
Commercial and Industrial	(2)	—
Real Estate:
Commercial	537	(55)
Residential	446	636
Consumer	(79)	34

Total Provision	902	615
Amounts charged off:
Commercial and Industrial	—	—
Real Estate:
Commercial	(151)	—
Residential	(443)	(83)
Consumer	(39)	(11)

Total loans charged off	(633)	(94)
Recoveries of amounts previously charged off:
Commercial and Industrial	—	—
Real Estate:
Commercial	52	—
Residential	15	2
Consumer	10	1

Total recoveries	77	3
Net charge-offs	(556)	(91)

Balance at end of period	$2,004	$1,658

There were no impaired loans as of or during the years ended September 30, 2012 or 2011.

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 4 - LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012 (in thousands):

	September 30, 2012		September 30, 2011
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Real estate:
One to four family	$972	$—	$2,158	$—
Multi-family	—	—	495	—
Commercial real estate	—	307	—	—
Construction and land	—	—	—	—
Commercial and industrial	—	14	—	—
Consumer:
Home equity loans and lines of credit	15	—	19	—
Motor vehicle	—	—	21	—
Other	—	—	4	—

Total	$987	$321	$2,697	$—

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 4 - LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 and September 30, 2011 by class of loans. Non-accrual loans of $987,000 and $2,697,000 as of September 30, 2012 and 2011 are included in the tables below and has been categorized based on their payment status (in thousands):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2012
Real estate:
One to four family	$1,117	$169	$803	$2,089	$139,218	$141,307
Multi-family	—	—	—	—	985	985
Commercial real estate	139	—	307	446	15,887	16,333
Construction and land	525	—	—	525	2,570	3,095
Commercial and industrial	4	135	14	153	4,742	4,895
Consumer:
Home equity loans and lines of credit	—	—	15	15	5,896	5,911
Motor vehicle	87	28	—	115	6,853	6,968
Other	2	—	—	2	2,590	2,592

Total	$1,874	$332	$1,139	$3,345	$178,741	$182,086

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2011 (Revised)
Real estate:
One to four family	$100	$11	$2,158	$2,269	$145,464	$147,733
Multi-family	—	—	495	495	1,521	2,016
Commercial real estate	302	59	—	361	9,425	9,786
Construction and land	—	20	—	20	5,189	5,209
Commercial and industrial	1,030	1	—	1,031	2,691	3,722
Consumer:
Home equity loans and lines of credit	—	—	19	19	5,777	5,796
Motor vehicle	49	59	21	129	7,170	7,299
Other	7	1	4	12	3,200	3,212

Total	$1,488	$151	$2,697	$4,336	$180,437	$184,773

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 4 - LOANS (Continued)

CREDIT QUALITY INDICATORS:

Beginning in the fiscal year ended September 30, 2012, the Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all non-homogeneous loans, such as commercial and commercial real estate loans. The analysis for residential real estate and consumer loans primarily includes review of past due status. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Not Rated

September 30, 2012
One to four family	$137,968	$954	$2,385	$—	$—
Multi family	985	—	—	—	—
Commercial Real Estate	14,654	810	869	—	—
Construction and land	3,095	—	—	—	—
Commercial and industrial	4,895	—	—	—	—
Home equity loans and lines of credit	5,874	15	22	—	—
Motor vehicle	6,907	20	41	—	—
Other	2,592	—	—	—	—

Total	$176,970	$1,799	$3,317	$—	$—

The Company had no troubled debt restructuring at September 30, 2012 or September 30, 2011.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 4 - LOANS (Continued)

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For all loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity on a quarterly basis. The following table presents the recorded investment in loans based on payment activity as of September 30, 2012 and 2011 (in thousands):

	September 30, 2012		September 30, 2011 (Revised)
	Performing	Nonperforming	Performing	Nonperforming
Real estate:
One to four family	$140,335	$972	$145,575	$2,158
Multi-family	985	—	1,521	495
Commercial real estate	16,026	307	9,786	—
Construction and land	3,095	—	5,209	—
Commercial and industrial	4,881	14	3,722	—
Consumer:
Home equity loans and lines of credit	5,896	15	5,777	19
Motor vehicle	6,968	—	7,278	21
Other	2,592	—	3,208	4

	$180,778	$1,308	$182,076	$2,697

NOTE 5 - FAIR VALUE

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

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 5 - FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below (in thousands):

		Fair Value Measurements at September 30, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Securities:
States and political subdivisions	$26,188	$—	$26,188	$—
U.S. Government agencies and sponsored entities	22,257	—	22,257	—
Mortgage backed securities: residential	46,011	—	46,011	—

Total securities	$94,456	$—	$94,456	$—

		Fair Value Measurements at September 30, 2011 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Securities:
States and political subdivisions	$33,417	$—	$33,417	$—
U.S. Government agencies and sponsored entities	39,331	—	39,331	—
Mortgage backed securities: residential	3,997	—	3,997	—

Total securities	$76,745	$—	$76,745	$—

There were no transfers between Level 1 and Level 2.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 5 - FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at September 30, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other real estate owned (One to four family), net	$268	$—	$—	$268

Commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Appraisals for real estate properties classified as other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Association’s management. The appraisal values are discounted to allow for selling expenses and fees, and the discounts range from 5% to 10%.

At September 30, 2012, other real estate owned had a net carrying amount of $268,000 made up of the outstanding balance of $336,000, net of a valuation allowance of $68,000 which resulted in a write-down of $68,000 for the year ended September 30, 2012. There was no other real estate owned measured at fair value on a non-recurring basis as of September 30, 2011.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 5 - FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at September 30, 2012 and 2011 are as follows (in thousands):

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
September 30, 2012
Financial assets
Cash and cash equivalents	$23,430	$23,430	$—	$—	$23,430
Securities	94,456	—	94,456	—	94,456
Federal Home Loan Bank stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	719	—	739	—	739
Loans, net	179,998	—	—	202,153	202,153
Accrued interest receivable	1,255	—	509	746	1,255

Financial liabilities
Deposits	$236,472	$96,176	$141,826	$—	$238,002
Federal Home Loan Bank advances	17,672	—	18,764	—	18,764
Accrued interest payable	376	—	376	—	376

	Carrying Amount	Fair Value
September 30, 2011 (Revised)
Financial assets
Cash and cash equivalents	$48,440	$48,440
Securities	76,745	76,745
Federal Home Loan Bank stock	1,906	N/A
Loans held for sale	1,012	1,037
Loans, net	183,023	190,064
Accrued interest receivable	1,384	1,384

Financial liabilities
Deposits	$242,722	$244,812
Federal Home Loan Bank advances	23,117	24,642
Accrued interest payable	435	435

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 5 - FAIR VALUE (Continued)

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

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors in a Level 2 classification.

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are by definition equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

FHLB Advances

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

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 6 - LOAN SERVICING

The Company began selling mortgage loans with servicing rights retained during the year ended September 30, 2010. Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at September 30, 2012 and 2011 were $24,230,000 and $14,387,000, respectively. Custodial escrow balances maintained in connection with serviced loans were $31,000 and $19,000 at September 30, 2012 and 2011.

Activity for loan servicing rights during the years ended September 30, 2012 and 2011 were as follows (in thousands):

	September 30,
	2012	2011

Beginning of year	$133	$31
Additions	138	112
Amortized to expense	(51)	(10)

End of year	$220	$133

There was no valuation allowance for servicing rights at September 30, 2012 and 2011. The fair value of servicing rights is estimated to be $220,000 and $133,000 at September 30, 2012 and 2011.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2012 and 2011 were as follows (in thousands):

	September 30,
	2012	2011

Land	$1,132	$1,132
Buildings	5,740	5,702
Furniture, fixtures, and equipment	1,506	1,920
Automobiles	59	59

	8,437	8,813
Less: Accumulated depreciation	2,359	2,491

	$6,078	$6,322

Depreciation expense was $391,000 and $371,000 for the years end September 30, 2012 and 2011, respectively.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 8 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable was as follows (in thousands):

	September 30,
	2012	2011

Loans	$746	$765
Securities	380	606
Mortgage backed securities: residential	129	13

	$1,255	$1,384

NOTE 9 - DEPOSITS

Time deposits of $100,000 or more were $67,306,000 and $70,008,000 at year-end 2012 and 2011.

Scheduled maturities of time deposits for the next five years were as follows (in thousands):

September 30,
2013	$79,325
2014	30,022
2015	8,934
2016	7,381
2017	15,129

Total	$140,791

At September 30, 2012 and 2011, generally accounts in excess of $250,000 are not federally insured.

Interest expense on deposits was as follows (in thousands):

	Year ended September 30,
	2012	2011

Savings and interest bearing checking accounts	$374	$691
Time deposits	2,272	3,040

	$2,646	$3,731

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At September 30, 2012 and 2011, advances from the Federal Home Loan Bank were as follows (in thousands):

	September 30,
	2012	2011

Maturities October 2011 through June 2024, fixed rate atrates from 2.16% to 6.70%, weighted average rate of 2.95% at September 30, 2012 and September 30, 2011	$17,672	$23,117

Rates on advances were as follows (in thousands):

	September 30,
	2012	2011

1.75% - 2.75%	$8,868	$11,601
2.76% - 3.75%	6,899	8,908
3.76% - 4.75%	1,788	2,446
4.76% - 5.75%	—	—
5.76% - 6.75%	117	162

	$17,672	$23,117

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by all of the Association’s one to four family first mortgage loans under a blanket lien arrangement at year-end 2012 and 2011 and the Association’s FHLB stock. Based on this collateral and the Association’s holdings of FHLB stock, the Association is eligible to borrow up to a total of $56,041,000 at year-end 2012.

Payments contractually required over the next five years are as follows (in thousands):

September 30,
2013	$4,623
2014	3,614
2015	2,948
2016	2,385
2017	1,908
Thereafter	2,194

Total	$17,672

NOTE 11 - BENEFIT PLANS

The Association participates in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 11 - BENEFIT PLANS (Continued)

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413C and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Funded Status (Market value of plan assets divided by funding target) as of July 1,

	2012*	2011
Source	Valuation Report	Valuation Report

Association Plan	100.75%	82.20%

*	Market value of plan assets reflects any contributions received through September 30, 2012

Employer Contributions

Total contributions made to the Pentegra DB Plan, as reported on For 5500, equal $299,729,365 and $203,582,159 for the plan years ending June 30, 2011 and June 30, 2010, respectively. The Association’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The following contributions were paid by the Association during the fiscal years ending September 30,

2012		2011
Date Paid	Amount	Date Paid	Amount
12/27/2011	$569,618	1/7/2011	$560,499
		9/2/2011	$122,764

Total	$569,618		$683,263

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Expense for the years ended September 30, 2012 and 2011 was $16,000 and $22,000, respectively.

Deferred Compensation Plan: A deferred compensation plan covers all directors and certain executive officers. Under the plan, the Association pays each participant, or their beneficiary, the amount of fees deferred plus interest over 20 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans. In January 2003, the Association adopted a non-contributory retirement plan which provides benefits to directors and certain key officers. The Company’s obligations under the plan have been informally funded through the purchase of single premium key man life insurance of which the Company is the beneficiary. The expense incurred for the deferred compensation for each of the last two years was $173,000 and $199,000 resulting in a deferred compensation liability of $1,264,000 and $1,128,000 as of year-end 2012 and 2011. The cash surrender value of the key man life insurance policies totaled $6,685,000 and $6,467,000 at September 30, 2012 and 2011, respectively.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 12 - INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2012	2011
		(Revised)

Current expense	$448	$439
Deferred expense (benefit)	(41)	(230)

	$407	$209

The following tabulation reconciles the federal statutory tax rate of 34% to the effective rate of taxes provided for income taxes (in thousands):

	Years Ended September 30,
	2012	2011
		(Revised)

Tax at statutory rate	$675	$599
Tax exempt interest	(271)	(394)
Income from company owned life insurance	(74)	(77)
Other	77	81

Federal income tax expense	$407	$209

Effective Tax Rate	20.49%	11.85%

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 12 - INCOME TAXES (Continued)

The components of the Company’s net deferred tax asset (liability) as of September 30, 2012 and 2011 are summarized as follows (in thousands):

	2012	2011
		(Revised)
Deferred tax assets:
Deferred compensation plan	$356	$384
Deferred loan origination fees	29	31
Allowance for loan losses	681	591
AMT credit carryforward	446	564
Fictitous loans loss	323	265
Other	68	20

	1,903	1,855

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	431	431
Basis in property and equipment	331	343
Accretion on securities	32	43
Mortgage servicing rights	75	45
Unrealized gains on available for sale securities	884	536

	1,753	1,398

Net deferred tax asset (liability)	$150	$457

Management evaluated whether a valuation allowance was necessary based on taxes paid in prior periods and recoverable, projected future income, projected future reversals of deferred tax items, and tax planning strategies. Based on its assessments, management concluded that it was more likely than not that all deferred tax assets could be realized based primarily on current taxes paid and recoverable and projected reversals of deferred tax liabilities, as well as future income. As such, no valuation allowance was recorded as of September 30, 2012 or 2011.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before September 30, 2009.

The Company had no unrecognized tax benefits at September 30, 2012 or 2011. No change in unrecognized tax benefits is expected in the next twelve months.

Retained earnings at September 30, 2012 included approximately $2,341,000 for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at September 30, 1987, which is the end of the Association’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at September 30, 2012 was approximately $796,000.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 13 - RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2012 and 2011 were as follows (in thousands):

	September 30,
	2012	2011
Beginning balance	$432	$1,182
New loans	809	336
Repayments	(310)	(1,086)

Ending balance	$931	$432

Deposits from principal officers, directors, and their affiliates at year-end 2012 and 2011 were $3,028,000 and $3,179,000.

During the years ended September 30, 2012 and 2011, the Company paid approximately $37,000 to a principal officer who is a Certified Residential Real Estate Appraiser for appraisals performed on real estate properties that were used as collateral on loans extended to customers. The appraisals are validated through an internal validation process and once a property is foreclosed upon or the loan is deemed impaired, an appraisal from an outside party is obtained.

NOTE 14 - REGULATORY CAPITAL MATTERS

The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (OCC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Association and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

The Association’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and, for 2011, tangible capital to adjusted total assets (as defined).

As of September 30, 2012, based on the most recent notification from the OCC, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Association’s prompt corrective action category.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 14 - REGULATORY CAPITAL MATTERS (Continued)

Actual and required capital amounts (in thousands) and ratios for the Association are presented below at September 30, 2012 and 2011:

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount		Ratio		Amount		Ratio

As of September 30, 2012:
Total Risk-Based Capital (to Risk-weighted Assets)	$45,499	29.29%	≥ $	12,429	≥	8.00%	≥ $	15,536	≥	10.00%
Tier I Capital (to Risk-weighted Assets)	$43,547	28.03%	≥ $	6,214	≥	4.00%	≥	9,322	≥	6.00%
Tier I Capital (to Adjusted Total Assets)	$43,547	13.78%	≥ $	12,644	≥	4.00%	≥	15,805	≥	5.00%

	Actual		For Capital Adequacy Purposes				To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount		Ratio		Amount		Ratio

As of September 30, 2011: (Revised)
Total Risk-Based Capital (to Risk-weighted Assets)	$43,233	28.19%	≥ $	12,270	≥	8.00%	≥ $	15,388	≥	10.00%
Tier I Capital (to Risk-weighted Assets)	$41,575	27.11%	≥ $	6,135	≥	4.00%	≥	9,203	≥	6.00%
Tier I Capital (to Adjusted Total Assets)	$41,575	12.72%	≥ $	13,076	≥	4.00%	≥	16,346	≥	5.00%
Tangible Capital (to Adjusted Total Assets)	$41,575	12.72%	≥ $	4,904	≥	1.50%		N/A		N/A

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 14 - REGULATORY CAPITAL MATTERS (Continued)

Regulatory capital levels reported above differ from the Association’s total capital, computed in accordance with accounting principles generally accepted in the United States (GAAP), as follows (in thousands):

	September 30,
	2012	2011
		(Revised)

Total capital, computed in accordance with GAAP	$45,285	$42,615
Accumulated other comprehensive (income) loss	(1,716)	(1,040)
Disallowed servicing assets	(22)	—

Tier I (tangible) capital	43,547	41,575
Allowance for loan losses	1,952	1,658

Total capital	$45,499	$43,233

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Association. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of September 30, 2012, the Association could, without prior approval, declare dividends of approximately $5,558,000.

NOTE 15 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 15 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (Continued)

The contractual amounts of financial instruments with off-balance-sheet risk at September 30, 2012 and 2011 were as follows:

	September 30, 2012
	Fixed Rate	Rate	Variable Rate	Rate	Total

Commitments to make loans held for sale	$1,696,000	3.00% - 3.65%	$—	—	$1,696,000
Commitments to make loans	1,200,000	6.00%	178,000	3.50% - 3.99%	1,378,000
Unused lines of credit	2,641,000	5.00% - 6.99%	2,247,000	3.25% - 6.50%	4,888,000
Standby letters of credit	40,000	0.00%	40,000	4.25%	80,000

	September 30, 2011
	Fixed Rate	Rate	Variable Rate	Rate	Total

Commitments to make loans held for sale	$609,000	3.375% - 4.00%	$—	—	$609,000
Commitments to make loans	740,000	6.00% - 6.50%	1,669,000	3.99% - 5.50%	2,409,000
Unused lines of credit	2,799,000	3.25% - 5.25%	1,239,000	3.25% - 5.25%	4,038,000
Standby letters of credit	—	—	40,000	4.25%	40,000

NOTE 16 - ESOP PLAN

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

Contribution to the ESOP for the year ended September 30, 2012 and 2011 totaled $46,000 and $0.

Shares held by the ESOP at September 30, 2012 and 2011 were as follows (in thousands):

	September 30,
	2012	2011
Allocated to participants	$3,372	$—
Unearned	266,418	269,790

Total ESOP shares	269,790	269,790

Fair value of unearned shares	$3,282	$2,973

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 17 - EARNINGS PER SHARE

The factors used in the earnings per share computation, at September 30, 2012 and 2011, follow (dollars in thousands):

	September 30,
	2012	2011
Basic
Net income (2011 includes only post converstion period September 12, 2011 to September 30, 2011)	$1,579	$33

Weighted average common shares outstanding	3,372,375	3,372,375
Less: Average unallocated ESOP shares	(267,238)	(269,790)

Average shares	3,105,137	3,102,585

Basic earnings per common share	$0.51	$0.01

Diluted
Net income	$1,579	$33

Weighted average common shares outstanding for basic earnings per common share	3,105,137	3,102,585
Add: Dilutive effects of assumed exercises of stock options	—	—

Average shares and dilutive potential common shares	3,105,137	3,102,585

Diluted earnings per common share	$0.51	$0.01

There were no potentially dilutive securities outstanding as of September 30, 2012 or 2011.

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 18 - HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following balance sheets, statements of income and statements of cash flows for Poage Bankshares, Inc. should be read in conjunction with the financial statements and notes thereto.

BALANCE SHEETS

September 30, 2012 and 2011

(In thousands)

	September 30,
	2012	2011 (Revised)
ASSETS
Cash and cash equivalents	$12,428	$13,461
Investment in Bank	45,285	42,614
ESOP note receivable	2,678	2,698
Other assets	221	—

Total assets	$60,612	$58,773

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$30	$200

Total shareholders’ equity	60,582	58,573

Total liabilities and shareholders’ equity	$60,612	$58,773

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 18 - HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)

STATEMENTS OF INCOME

For the Year Ended September 30, 2012 and the

Period from September 12, 2011 through September 30, 2011

(in thousands)

	Year Ended September 30, 2012	Period From September 12, 2011 through September 30, 2011

Interest and dividend income	$92	$—

Total interest and dividend income	92	—
Noninterest expense	482	53

Loss before income taxes and equity in undistributed income of Bank	(390)	(53)
Income tax benefit	(133)	(18)

Net loss before equity in undistributed income of Bank	(257)	(35)
Equity in undistributed income of Bank	1,836	68

Net income	$1,579	$33

(Continued)

POAGE BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012 and 2011

NOTE 18 - HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

For the Year Ended September 30, 2012 and the

Period from September 12, 2011 through September 30, 2011

(in thousands)

	Year Ended September 30, 2012	Period from September 12, 2011 through September 30, 2011

Cash flows from operating activities:
Net income	$1,579	$33
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in undistributed net income of Bank	(1,836)	—
Increase in other assets	(221)	(68)
Increase (Decrease) in other liabilities	(170)	200

Net cash provided (used) by operating activities	(648)	165

Cash flows from investing activities:
Capital contribution to Bank	—	(15,995)
Loan to ESOP to finance shares	—	(2,698)
Payments received on loan to ESOP	20	—

Net cash provided (used) for investing activities	20	(18,693)

Cash flows from financing activities:
Issuance of common stock, net of costs	—	31,989
Dividends paid	(405)	—

Net cash provided (used) by financing activities	(405)	31,989

Net increase (decrease) in cash and cash equivalents	(1,033)	13,461
Cash and cash equivalents at beginning of period	13,461	—

Cash and cash equivalents at end of period	$12,428	$13,461

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective, because of the material weakness described below, to enable us to provide that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•

provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness as to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management and audit committee conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of September 30, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, we believe that, as of September 30, 2012, the Company’s internal control over financial reporting was not effective based on those criteria because management identified the following material weaknesses.

Underwriting and Approval and Lack of Effective Supervision and Oversight by Management Over the Loan Approval Process With Respect to Certain Loans.

The Company is in the process of conducting an extensive internal review of our internal controls with the assistance of outside independent professional firms and its internal audit department, with specific focus on our loan underwriting, approval and review procedures. In the course of this review, management discovered that an employee had been using our share loan product to make fictitious loans and convert the proceeds to her own use, and, in connection with these fictitious loans, also had been improperly accessing branch cash drawers. This employee is no longer with the Company. As a result of the internal investigation, management discovered a material weakness in the operating effectiveness of procedures and documentation related to loan underwriting. Additionally, these processes lacked effective supervision and oversight by lending management personnel.

As a result of the internal investigations, management determined that we were required to record a charge for impairment of certain loans in the aggregate amount of $950,000 including accrued interest of $127,000. We have adjusted our opening retained earnings for 2011 for the item described above, which adjustment is reflected in the consolidated financial statements contained in this Annual Report on Form 10-K, and consider these adjustments to be immaterial to prior periods.

Management determined that these significant control deficiencies, combined with the material adjustment to the Company’s retained earnings, constitute a material weakness in the Company’s internal control over financial reporting.

Promptly following the identification of the material weakness related to the fraud described above, we began taking the following steps to remediate this material weakness, with a specific focus on enhancing oversight of loan origination, loan processing function, underwriting, branch management and cash control functions:

•	management reviewed this material weakness with our audit committee, senior management and independent public accounting firm;

•

management reviewed with the board of directors the policies previously introduced in August, 2012, which modified the loan product that the employee used to perpetrate fraud, and which resulted in the discovery of the fictitious loans;

•	the board of directors approved modifications of such loan product and the administration of such loan product, which are intended to eliminate the possibility of future fraud; and

•	management is in the process of centralizing the dual control of cash collateral associated with each individual loan.

In addition to the steps management has taken, management intends to continue develop and improve our management oversight and loan approval process as our ongoing remediation efforts are pursued, including:

•	continuing to review and monitor the material weakness and the effectiveness of our remedial actions with our audit committee and senior management;

•	continuing to enhance loan documentation and underwriting procedures;

•	reinforcing our loan review policies and procedures, including the engagement of a third party loan review firm to assist in our loan evaluations;

•	continuing to enhance branch management policies and procedures, particularly with respect to access to cash on hand; and

•	engaging a third party accounting firm to perform a forensic investigation into the fictitious loans.

Management believes that these changes will contribute significantly to the remediation of the material weakness in internal control over financial reporting that was in existence as of September 30, 2012. Additional changes will be implemented as determined necessary.

Although the Company’s remediation efforts are well underway and are expected to be completed in the near future, the Company’s weakness will not be considered remediated until new internal controls are operational for a period of time and are tested, and management and concludes that these controls are operating effectively.

Improper Accounting for a Third Party Contract.

During the conduct of our 2012 audit, we learned that we had not properly accounted for a contract with the FHLB—Cincinnati related to the sale of mortgage loans to the FHLB—Cincinnati, and that to account for this contract correctly, an asset and a corresponding gain on sale of loans should have been recorded. While this did not result in a material adjustment to our financial statements, we believe that our internal controls would not have identified this deficiency and that the matter could have become material in the future.

Management is in the process of designing controls, which will be implemented during the first quarter of 2013, to ensure accounting for the contract is accurate.

(c) Changes in internal controls.

Other than as discussed above, there were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K appears under the caption “Proposal I—Election of Directors” in the Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”) and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears under the caption “Executive Compensation” in the Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K appears under the caption “Voting Securities and Principal Holders” in the Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K appears under the caption “Proposal I—Election of Directors” in the Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 10 of Form 10-K appears under the caption Proposal V—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as item 8 of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets – at September 30, 2012 and 2011

(C)	Statements of Income – Years ended September 30, 2012 and 2011

(D)	Consolidated Statements of Comprehensive Income – Years ended September 30, 2012 and 2011

(E)	Consolidated Statements of Changes In Shareholders’ Equity – Years ended September 30, 2012 and 2011

(F)	Consolidated Statements of Cash Flows – Years ended September 30, 2012 and 2011

(G)	Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(b)	Not applicable.

(c)	Not applicable.

(a)(3) Exhibits

3.1	Articles of Incorporation of Poage Bankshares, Inc.*

3.2	Bylaws of Poage Bankshares, Inc.*

4	Form of Common Stock Certificate of Poage Bankshares, Inc.*

10.1	Form of Employee Stock Ownership Plan*

10.2	Employment Agreement, dated April 26, 2012, by and between Ralph E. Coffman, Jr. and Home Federal Savings and Loan Association**

10.3	Employment dated May 1, 2011, by and among Miles R. Armentrout, Poage Bankshares, Inc. and Home Federal Savings and Loan Association***

10.4	Non-Competition, Consulting and Health Insurance Agreement, dated April 29, 2011, by and between Robert S. Curtis and Home Federal Savings and Loan Association*

10.5	Retention and Non-Competition Agreement, dated April 29, 2011, by and between Robert S. Curtis and Home Federal Savings and Loan Association*

10.6	Three Year Change in Control Agreement, dated September 12, 2011, by and between Darryl E. Akers and Home Federal Savings and Loan Association.*

10.7	Three Year Change in Control Agreement, dated September 12, 2011, by and between Robert S. Curtis and Home Federal Savings and Loan Association.*

10.8	Three Year Change in Control Agreement, dated September 12, 2011, by and between James W. King and Home Federal Savings and Loan Association.*

10.9	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 29, 2003, by and between Darryl E. Akers and Home Federal Savings and Loan Association.

10.10	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 29, 2003, by and between James W. King and Home Federal Savings and Loan Association.

10.11	Form of Director Supplemental Retirement Plan Agreement.*

10.12	Form of Executive Supplemental Retirement Plan Agreement.*

10.13	Form of Amendment to the Executive Supplemental Retirement Plan Agreement.*

10.14	Change in Salary of Ralph E. Coffman, Jr. and James W. King.***

21	Subsidiaries of registrant*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Statements of Income for the years ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended September 30, 2012 and 2011, and (vi) the Notes to the Consolidated Financial Statements.****

*	Incorporated by reference to the Registration Statement on Form S-1 of Poage Bankshares, Inc. (File No. 333-172192, originally filed with the Securities and Exchange Commission on February 11, 2011, and as subsequently amended).

**	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on April 30, 2012).

***	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on June 27, 2012).

****	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Poage Bankshares, Inc.

Date: December 18, 2012

/s/ Ralph E. Coffman, Jr.
Ralph E. Coffman, Jr.
President & Chief Executive Officer (duly authorized representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Position	Date

By:	/s/ Ralph E. Coffman, Jr. Ralph E. Coffman, Jr.	President & Chief Executive Officer (Principal Executive Officer)	December 18, 2012

By:	/s/ Jeffery W. Clark Jeffery W. Clark	Chief Financial Officer (Principal Financial and Accounting Officer)	December 18, 2012

By:	/s/ J. Thomas Rupert J. Thomas Rupert	Chairman of the Board	December 18, 2012

By:	/s/ Darryl E. Akers Darryl E. Akers	Director	December 18, 2012

By:	/s/ Robert S. Curtis Robert S. Curtis	Director	December 18, 2012

By:	/s/ Everette B. Gevedon Everette B. Gevedon	Director	December 18, 2012

By:	/s/ Thomas P. Carver Thomas P. Carver	Director	December 18, 2012

By:	/s/ Stuart N. Moore Stuart N. Moore	Director	December 18, 2012

By:	/s/ Charles W. Robinson Charles W. Robinson	Director	December 18, 2012