Form 10-Q
period 2012-12-31
Poage Bankshares, Inc.
filed 2013-02-14
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended December 31, 2012

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

As of February 8, 2013, 3,367,374 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2012	2012
	(in thousands)
ASSETS
Cash and due from financial institutions	$17,778	$23,430
Securities available for sale	100,027	94,456
Loans held for sale	619	719
Loans, net of allowance of $1,991, and $2,004	177,831	179,998
Federal Home Loan Bank stock, at cost	1,953	1,953
Other real estate owned, net	775	1,001
Premises and equipment, net	6,033	6,078
Company owned life insurance	6,738	6,685
Accrued interest receivable	1,146	1,255
Other assets	1,550	1,584

	$314,450	$317,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$6,280	$6,422
Interest bearing	229,024	230,050

Total deposits	235,304	236,472
Federal Home Loan Bank advances	16,748	17,672
Accrued interest payable	43	376
Other liabilities	1,683	2,057

Total liabilities	253,778	256,577

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,372,375 issued and outstanding	34	34
Additional paid-in-capital	32,030	31,979
Retained earnings	29,715	29,416
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,529)	(2,563)
Accumulated other comprehensive income	1,422	1,716

Total shareholders’ equity	60,672	60,582

	$314,450	$317,159

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended
	December 31,
	2012	2011
		(Revised)
	(in thousands)

Interest and dividend income
Loans, including fees	$2,554	$2,728
Taxable securities	310	335
Tax exempt securities	146	228
Federal funds sold and other	33	35

	3,043	3,326

Interest expense
Deposits	582	775
Federal Home Loan Bank advances and other	126	176

	708	951

Net interest income	2,335	2,375

Provision for loan losses	—	38

Net interest income after provision for loan losses	2,335	2,337

Non-interest income
Service charges on deposits	152	104
Other service charges	8	6
Net gains on sales of loans	161	138
Net gains on securities activity	—	10
Income from company owned life insurance	53	56
Other	1	4

	375	318

Non-interest expense
Salaries and employee benefits	1,088	968
Occupancy and equipment	209	193
Data processing	171	157
Federal deposit insurance	47	51
Foreclosed assets, net	77	42
Advertising	30	72
Professional fees	174	137
Other taxes	61	51
Loss on fictitious loans	10	—
Other	248	197

	2,115	1,868

Income before income taxes	595	787

Income tax expense	161	179

Net income	$434	$608

Earnings per share:
Basic	$0.14	$0.20
Diluted	$0.14	$0.20
Dividend per share	$0.04	$—

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended
	December 31,
	2012	2011
		(Revised)
	(in thousands)

Net income	$434	$608

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(446)	17
Reclassification adjustments for (gains) losses included in net income	—	(10)

Net unrealized holding gains (losses) on available for sale securities	(446)	7
Tax effect	152	(2)

Other comprehensive income (loss):	(294)	5

Comprehensive income	$140	$613

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Shares	Income	Equity
	(in thousands)

Balances, October 1, 2012	$34	$31,979	$29,416	$(2,563)	$1,716	$60,582

Net income	—	—	434	—	—	434
Dividends paid	—	—	(135)	—	—	(135)
ESOP compensation earned	—	51	—	34	—	85
Change in unrealized gain (loss) on securities available for sale, net of taxes	—	—	—	—	(294)	(294)

Balances, December 31, 2012	$34	$32,030	$29,715	$(2,529)	$1,422	$60,672

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
	2012	2011
		(Revised)
	(in thousands)
OPERATING ACTIVITY
Net income	$434	$608
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	94	95
Provision for loan losses	—	38
ESOP compensation expense	85	—
Loss (gain) on sale of securities	—	(10)
Loss (gain) on sale of other real estate owned	36	—
Net amortization on securities	257	144
Deferred income tax (benefit) expense	63	63
Net gain on sale of loans	(161)	(138)
Origination of loans held for sale	(1,950)	(3,013)
Proceeds from loans held for sale	2,317	3,894
Increase in cash value of life insurance	(53)	(56)
Decrease (increase) in:
Accrued interest receivable	110	(20)
Other assets	122	(64)
Increase (decrease) in:
Accrued interest payable	(333)	(365)
Other liabilities	(374)	(1,193)

Net cash from (used in) operating activities	647	(17)

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	—	—
Proceeds from calls	4,370	8,757
Proceeds from maturities	100	—
Purchases	(14,271)	(33,780)
Principal payments received	3,527	700
Loan originations and principal payments on loans, net	1,942	1,450
Proceeds from the sale of other real estate owned	309	—
Purchase of office properties and equipment	(49)	(62)

Net cash used in investing activities	(4,072)	(22,935)

FINANCING ACTIVITIES
Net change in deposits	(1,168)	(6,589)
Payments on Federal Home Loan Bank borrowings	(924)	(1,130)
Cash dividends paid	(135)	—

Net cash used in financing activities	(2,227)	(7,719)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,652)	(30,671)

Cash and cash equivalents at beginning of year	23,430	48,440

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,778	$17,769

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$1,041	$1,316
Income taxes	—	—
Real estate acquired in settlement of loans	$119	$606

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of December 31, 2012 and September 30, 2012 and the results of operations and cash flows for the interim periods ended December 31, 2012 and 2011. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 – ADJUSTMENT FOR FICTITIOUS LOANS

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

On November 26, 2012, the Company determined that it was required to record a loss for certain fraudulent loans in the aggregate amount of $950,000 including accrued interest of $127,000 which, net of tax, is a loss of $627,000. The loss relates to the creation of fictitious loans by a former employee of the Company’s subsidiary and was discovered by management while in the process of upgrading the Company’s lending controls and procedures.

The Company has reported this event to its blanket bond insurance provider and is working with the provider to determine the extent of any coverage. No amount has been recorded related to potential recoveries from the blanket bond coverage. That amount, if any, will be recorded when it can be accurately measured and collectability can be reasonably ascertained.

The applicable effect on the prior year statement of income related to these fictitious loans is as follows (in thousands):

For the three months ended December 31, 2011
Statement of Income:
Interest and dividend income as previously reported	$3,331
Interest income fictitious loans	(5)

Interest and dividend income as adjusted	$3,326

Net interest income as previously reported	$2,380
Interest income fictitious loans	(5)

Net interest income as adjusted	$2,375

Net interest income after provision for loan loss as previously reported	$2,342
Interest income fictitious loans	(5)

Net interest income after provision for loan loss as adjusted	$2,337

Income before income taxes previously reported	$792
Interest income fictitious loans	(5)

Income before income tax as adjusted	$787

Income tax expense as previously reported	$181
Tax impact of fictitious loans and related interest	(2)

Income tax expense as adjusted	$179

Net income as previously reported	$611
Fictitious loans interest adjustment, net of tax	(3)

Net income as adjusted	$608

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at December 31, 2012 and September 30, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2012
States and political subdivisions	$23,952	$1,589	$—	$25,541
U.S. Government agencies and sponsored entities	32,490	47	(27)	32,510
Government sponsored entities residential mortgage-backed:
FHLMC	23,218	249	—	23,467
FNMA	18,213	296	—	18,509

Total securities	$97,873	$2,181	$(27)	$100,027

September 30, 2012
States and political subdivisions	$24,445	$1,743	$—	$26,188
U.S. Government agencies and sponsored entities	22,250	16	(9)	22,257
Government sponsored entities residential mortgage-backed:
FHLMC	25,330	444		25,774
FNMA	19,831	406	—	20,237

Total securities	$91,856	$2,609	$(9)	$94,456

The proceeds from calls of securities and the associated gross gains and losses are listed below (in thousands):

	Three months ended December 31,
	2012	2011
Proceeds	$—	$8,757
Gross gains	—	10
Gross losses	—	—

The provision for income taxes related to net realized gains for the three months ended December 31, 2011 was $3,400 based on an income tax rate of 34%.

The amortized cost and fair value of the securities portfolio at December 31, 2012 are shown in the following table by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties (in thousands). Securities not due at a single maturity, mortgage-backed securities, are shown separately.

	December 31, 2012
	Amortized Cost	Fair Value

Within one year	$11,878	$11,956
One to five years	22,117	22,443
Five to ten years	22,447	23,652
Beyond ten years	—	—
Mortgage-backed securities	41,431	41,976

Total	$97,873	$100,027

The following table summarizes the securities with unrealized losses at December 31, 2012 and September 30, 2012, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2012
U.S. Government agencies and sponsored entities	$9,230	$(27)	$—	$—	$9,230	$(27)

Total securities	$9,230	$(27)	$—	$—	$9,230	$(27)

September 30, 2012
U.S. Government agencies and sponsored entities	$10	$(9)	$—	$—	$10	$(9)

Total securities	$10	$(9)	$—	$—	$10	$(9)

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

NOTE 3 – LOANS

Loans at December 31, 2012 and September 30, 2012 were as follows (in thousands):

	December 31, 2012	September 30, 2012

Real estate:
One to four family	$137,873	$141,307
Multi-family	925	985
Commercial real estate	16,340	16,333
Construction and land	4,473	3,095

	159,611	161,720

Commercial and Industrial	5,464	4,895

Consumer
Home equity lines of credit	5,674	5,911
Motor vehicle	6,780	6,968
Other	2,371	2,592

	14,825	15,471

Total	179,900	182,086
Less: Net deferred loan fees	78	84
Allowance for loan losses	1,991	2,004

	$177,831	$179,998

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of December 31, 2012 and September 30, 2012. Accrued interest receivable of $665,000 and $746,000 at December 31, 2012 and September 30, 2012, respectively, and net deferred loans fees of $78,000 at December 31, 2012 and $84,000 at September 30, 2012, are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

December 31, 2012:
	Allowance for Loan Losses			Loan Balances
Loan Segment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Real estate	$—	$1,876	$1,876	$—	$159,611	$159,611
Commercial and industrial	—	38	38	—	5,464	5,464
Consumer	—	77	77	—	14,825	14,825

Total	$—	$1,991	$1,991	$—	$179,900	$179,900

September 30, 2012:
	Allowance for Loan Losses			Loan Balances
Loan Segment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Real estate	$—	$1,824	$1,824	$—	$161,720	$161,720
Commercial and industrial	—	47	47	—	4,895	4,895
Consumer	—	133	133	—	15,471	15,471

Total	$—	$2,004	$2,004	$—	$182,086	$182,086

The following table sets forth an analysis of our allowance for loan losses for the three months ended December 31, 2012 and 2011 (in thousands):

	Three months ended December 31,
	2012	2011
Balance at beginning of period	$2,004	$1,658
Provision for loan losses:
Commercial and Industrial	(9)	—
Real Estate:
Commercial	(490)	4
Residential	546	34
Consumer	(47)	—

Total provision	—	38

Amounts charged off:
Commercial and Industrial	—	—
Real Estate:
Commercial	—	—
Residential	(19)	(148)
Consumer	(9)	(20)

Total loans charged off	(28)	(168)
Recoveries of amounts previously charged off:
Commercial and Industrial	—	—
Real Estate:
Commercial	12	—
Residential	3	1
Consumer	—	4

Total recoveries	15	5
Net charge-offs	(13)	(163)

Balance at end of period	$1,991	$1,533

There were no impaired loans as of or during the three months ended December 31, 2012 or 2011, or as of or during the year ended September 30, 2012.

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and September 30, 2012 (in thousands):

	As of December 31, 2012		As of September 30, 2012
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Real estate:
One to four family	$851	$—	$976	$—
Multi-family	—	—	—	—
Commercial real estate	—	—	—	307
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	14
Consumer:
Home equity loans and lines of credit	—	—	15	—
Motor vehicle	14	—	—	—
Other	—	—	4	—

Total	$865	$—	$995	$321

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 and September 30, 2012 by class of loans. Non-accrual loans of $864,000 as of December 31, 2012 and $995,000 at September 30, 2012 are included in the tables below and have been categorized based on their payment status (in thousands).

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2012
Real estate:
One to four family	$939	$593	$850	$2,382	$135,491	$137,873
Multi-family	—	—	—	—	925	925
Commercial real estate	—	—	—	—	16,340	16,340
Construction and land	—	—	—	—	4,473	4,473
Commercial and industrial	—	—	—	—	5,464	5,464
Consumer:
Home equity loans and lines of credit	299	—	—	299	5,375	5,674
Motor vehicle	87	47	14	148	6,632	6,780
Other	9	—	—	9	2,362	2,371

Total	$1,334	$640	$864	$2,838	$177,062	$179,900

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2012
Real estate:
One to four family	$1,117	$169	$803	$2,089	$139,218	$141,307
Multi-family	—	—	—	—	985	985
Commercial real estate	139	—	307	446	15,887	16,333
Construction and land	525	—	—	525	2,570	3,095
Commercial and industrial	4	135	14	153	4,742	4,895
Consumer:
Home equity loans and lines of credit	—	—	15	15	5,896	5,911
Motor vehicle	87	28	—	115	6,853	6,968
Other	2	—	—	2	2,590	2,592

Total	$1,874	$332	$1,139	$3,345	$178,741	$182,086

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Not Rated

December 31, 2012
One to four family	$135,673	$862	$1,338	$—	$—
Multi family	925	—	—	—	—
Commercial Real Estate	13,429	876	2,035	—	—
Construction and land	4,473	—	—	—	—
Commercial and industrial	5,464	—	—	—	—
Home equity loans and lines of credit	5,674	—	—	—	—
Motor vehicle	6,698	35	47	—	—
Other	2,371	—	—	—	—

Total	$174,707	$1,773	$3,420	$—	$—

September 30, 2012
One to four family	$137,968	$954	$2,385	$—	$—
Multi family	985	—	—	—	—
Commercial Real Estate	14,654	810	869	—	—
Construction and land	3,095	—	—	—	—
Commercial and industrial	4,895	—	—	—	—
Home equity loans and lines of credit	5,874	15	22	—	—
Motor vehicle	6,907	20	41	—	—
Other	2,592	—	—	—	—

Total	$176,970	$1,799	$3,317	$—	$—

The Company had no troubled debt restructuring at December 31, 2012 or September 30, 2012.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For all loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity on a quarterly basis.

NOTE 4: FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at December 31, 2012 and September 30, 2012 were as follows: (in thousands)

	December 31, 2012	September 30, 2012

Maturities February 2016 through June 2024, fixed rate at rates from 2.16% to 6.70%, weighted average rate of 2.94% at December 31, 2012 and 2.95% at September 30, 2012	$16,748	$17,676

Payments contractually required over the next five years are as follows (in thousands):

December 31,
2013	$4,821
2014	3,394
2015	2,763
2016	2,222
2017	1,779
Thereafter	1,769

Total	$16,748

NOTE 5: FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below (in thousands):

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Securities:

States and political subdivisions	$25,541	$—	$25,541	$—
U.S. Government agencies and sponsored entitites	32,510	—	32,510	—
Mortgage backed securities: residential	41,976	—	41,976	—

Total securities	$100,027	$—	$100,027	$—

		Fair Value Measurements at September 30, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial Assets
Securities:
States and political subdivisions	$26,188	$—	$26,188	$—
U.S. Government agencies and sponsored entitites	22,257	—	22,257	—
Mortgage backed securities: residential	46,011	—	46,011	—

Total securities	$94,456	$—	$94,456	$—

There were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other real estate owned
(One to four family), net	$22	$—	$—	$22
(Commercial Real Estate), net	147	—	—	147

	$169	$—	$—	$169

		Fair Value Measurements at September 30, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other real estate owned (one to four family), net	$268	$—	$—	$268

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

At December 31, 2012, other real estate owned had a net carrying amount of $169,000 made up of the outstanding balance of $210,000 net of a valuation allowance of $41,000, which resulted in a write-down of $18,000 for the three months ended December 31, 2012. At September 30, 2012, other real estate owned had a net carrying amount of $268,000 made up of the outstanding balance of $336,000, net of a valuation allowance of $68,000. There was no write-down for the three months ended December 31, 2011.

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 and September 30, 2012 are as follows (in thousands):

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2012
Financial assets
Cash and cash equivalents	$17,778	$17,778	$—	$—	$17,778
Securities	100,027	—	100,027	—	100,027
Federal Home Loan Bank stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	619	—	636	—	636
Loans, net	177,831	—	—	196,890	196,890
Accrued interest receivable	1,146	—	481	665	1,146

Financial liabilities
Deposits	$235,304	$93,641	$143,883	$—	$237,524
Federal Home Loan Bank advances	16,748	—	17,714	—	17,714
Accrued interest payable	43	—	43	—	43

	Carrying Amount	Level 1	Level 2	Level 3	Total
September 30, 2012
Financial assets
Cash and cash equivalents	$23,430	$23,430	$—	$—	$23,430
Securities	94,456	—	94,456	—	$94,456
Federal Home Loan Bank stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	719	—	739	—	$739
Loans, net	179,998	—	—	202,153	$202,153
Accrued interest receivable	1,255	—	509	746	$1,255

Financial liabilities
Deposits	$236,472	$96,176	$141,826	$—	$238,002
Federal Home Loan Bank advances	17,672	—	18,764	—	$18,764
Accrued interest payable	376	—	376	—	$376

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

NOTE 6 – ESOP PLAN

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

Contributions to the ESOP for the three months ended December 31, 2012 totaled $143,000 and $46,000 for the three months ended December 31, 2011.

Shares held by the ESOP at December 31, 2012 and September 30, 2012 was as follows:

	December 31, 2012	September 30, 2012
Allocated to participants	16,862	3,372
Unallocated	—	10,117
Unearned	252,928	256,301

Total ESOP shares	269,790	269,790

Fair value of unearned shares (in thousands)	$3,225	$3,158

NOTE 7 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three months ended December 31, 2012, were as follows (in thousands):

	Three months ended December 31,
	2012	2011
		(Revised)
Basic
Net income	$434,000	$608,000

Weighted average common shares outstanding	3,372,375	3,372,375
Less: Average unallocated ESOP shares	266,268	269,753

Average shares	3,106,107	3,102,622

Basic earnings per common share	$0.14	$0.20

Diluted
Net income	$434,000	$608,000

Weighted average common shares outstanding for basic earnings per common share	3,106,107	3,102,622
Add: Dilutive effects of assumed exercises of stock options	—	—

Average shares and dilutive potential common shares	3,106,107	3,102,622

Diluted earnings per common share	$0.14	$0.20

There were no potentially dilutive securities outstanding at December 31, 2012 or 2011; therefore, basic and diluted earnings per share are the same.

NOTE 8 – STOCK REPURCHASE PROGRAM

On December 18, 2012, the Board of Directors of Poage Bankshares, Inc. (the “Company”) authorized a stock repurchase program pursuant to which the Company intends to purchase up to 168,619 of its issued and outstanding shares of common stock, which represents approximately 5.0% of the Company’s issued and outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares. The Company has repurchased 5,001 of it’s common stock under the repurchase program at an average price of $13.21 per share, all after the December 31, 2012 reporting period.

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

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations during the current United States economic recession;

•	our ability to manage the risk from the growth of our commercial real estate lending;

•	significant increases in our loan losses, exceeding our allowance;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation;

•	further declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to high concentration of loans secured by real estate located in our market area;

•	significant increases in our loan losses;

•	our ability to increase multi-family, commercial real estate and commercial loan portfolio while maintaining asset quality;

•	risks relating to acquisitions and an ability to integrate and operate profitably any financial institution that we may acquire;

•	our ability to pay dividends;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	general economic conditions, either nationally or in our market area;

•	changes in consumer spending, borrowing and savings habits, including a lack of consumer confidence in financial institutions;

•	potential increases in deposit assessments;

•	significantly increased competition among depository and other financial institutions;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies;

•	legislative or regulatory changes, including increased deposit or premium assessments and increased compliance costs, that adversely affect our business and earnings;

•	changes in the level of government support of housing finance;

•	significantly increased competition with financial institutions;

•	risks and costs related to becoming a publicly traded company; and

•	changes in our organization, compensation and benefit plans.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Poage Bankshares, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on December 19, 2012.

Comparison of Financial Condition at December 31, 2012 and September 30, 2012

Our total assets decreased $2.7 million, or 0.9%, to $314.5 million at December 31, 2012 from $317.2 million at September 30, 2012. The decrease was primarily due to a decrease of cash and due from financial institutions of $5.6 million, or 23.9%, to $17.8 million at December 31, 2012 from $23.4 million at September 30, 2012, partially offset by an increase in securities available for sale of $5.5 million, or 5.8%, to $100.0 million at December 31, 2012 from $94.5 million at September 30, 2012.

Loans held for sale decreased $100,000, or 13.9% to $619,000 at December 31, 2012 from $719,000 at September 30, 2012. This decrease was largely due to reduced one-to-four family mortgage loan originations.

Loans receivable, net, decreased $2.1 million, or 1.2%, to $177.9 million at December 31, 2012 from $180.0 million at September 30, 2012. This decrease was largely due to reduced demand for one-to-four family loans in our market area, particularly with respect to refinancing. Non-performing loans decreased $440,000, or 33.6%, from $1.3 million at September 30, 2012 to $0.9 million at December 31, 2012.

Securities available for sale increased to $100.0 million at December 31, 2012 from $94.5 million at September 30, 2012. This increase was primarily due to the deployment of excess cash and cash equivalents for the purchase of higher-yielding U.S. Government Agencies.

Deposits decreased $1.2 million, or 0.5%, to $235.3 million at December 31, 2012 from $236.5 million at September 30, 2012. The decrease was primarily attributable to a decrease in savings and NOW accounts of $1.9 million, or 2.1%, offset by an increase of $0.9 million, or 0.6%, in certificates of deposit.

Federal Home Loan Bank advances decreased $1.0 million, or 5.6%, to $16.7 million at December 31, 2012 from $17.7 million at September 30, 2012. This decrease in borrowings was primarily the result of regular principal payments and maturities.

Total shareholders’ equity increased slightly to $60.7 million at December 31, 2012, compared to $60.6 million at September 30, 2012. The increase resulted primarily from net income of $434,000 for the three months ended December 30, 2012, partially offset by a decrease in other comprehensive income of $294,000 and cash dividends of $135,000.

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

	For the Three Months Ended December 31,
	2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$179,235	$2,554	5.70%	$183,170	$2,728	5.96%
Investment securities	96,671	456	1.89%	90,887	563	2.48%
FHLB stock	1,953	23	4.71%	1,906	19	3.99%
Other interest-earning assets	19,825	10	0.20%	8,069	16	0.79%

Total interest-earning assets	297,684	3,043	4.09%	284,032	3,326	4.68%

Noninterest-earning assets	21,104			44,818

Total assets	318,788			328,850

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	88,063	107	0.49%	108,129	127	0.47%
Certificates of deposit	140,533	475	1.35%	147,855	648	1.75%

Total interest bearing deposits	228,596	582	1.02%	255,984	775	1.21%

FHLB advances	17,160	126	2.94%	22,509	176	3.13%

Total interest bearing liabilities	245,756	708	1.15%	278,493	951	1.37%

Non-interest bearing liabilities:
Non-interest bearing deposits	6,361			1,085
Accrued interest payable	481			551
Other liabilities	5,563			5,451

Total non-interest bearing liabilities	12,405			7,087

Total liabilities	258,161			285,580

Total equity	60,627			43,270

Total liabilities and equity	$318,788			$328,850

Net interest income		2,335			2,375
Interest rate spread			2.94%			3.32%
Net interest margin			3.12%			3.34%
Average interest-earning assets to average interest-bearing liabilities		121.13%			101.99%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At December 31, 2012, we had $16.7 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $57.0 million.

Home Federal Savings and Loan Association (the “Association”) is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Association and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

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

As of December 31, 2012, based on the most recent notification from the OCC, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Association’s prompt corrective action category.

Actual and required capital amounts (in thousands) and ratios for the Association are presented below at December 31, 2012 and year-end:

	Actual			For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio		Amount		Ratio	Amount		Ratio
As of December 31, 2012:
Total Risk-Based Capital (to Risk-weighted Assets)	$46,058	29.99%	≥	$12,286	≥	8.00%	$15,358	≥	10.00%
Tier I Capital (to Risk-weighted Assets)	44,137	28.74%	≥	6,143	≥	4.00%	9,215	≥	6.00%
Tier I Capital (to Adjusted Total Assets)	44,137	14.04%	≥	12,573	≥	4.00%	15,716	≥	5.00%

	Actual			For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio		Amount		Ratio	Amount		Ratio
As of September 30, 2012:
Total Risk-Based Capital (to Risk-weighted Assets)	$45,499	29.29%	≥	$12,429	≥	8.00%	$15,388	≥	10.00%
Tier I Capital (to Risk-weighted Assets)	43,547	28.03%	≥	6,214	≥	4.00%	9,203	≥	6.00%
Tier I Capital (to Adjusted Total Assets)	43,547	13.78%	≥	12,644	≥	4.00%	16,346	≥	5.00%

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

Comparison of Operating Results for the Three Months Ended December 31, 2012 and December 31, 2011

General. Net income decreased $174,000, or 3.5%, to $434,000 for the three months ended December 31, 2012 from $608,000 for the three months ended December 31, 2011. The decrease reflected an increase in net interest income of $74,000 for the three months ended December 31, 2012, offset by an increase in non-interest expense of $247,000 to $2.1 million for the three months ended December 31, 2012 from $1.9 million for the three months ended December 30, 2011.

Interest Income. Interest income decreased $169,000, or 5.1% to $3.2 million for the three months ended December 31, 2012 from $3.3 million and for the three months ended December 31, 2011.

Interest income on loans remained constant at $2.7 million for the three months ended December 31, 2012 and for the three months ended December 31, 2011. The average yields on loans decreased to 5.95% for the three months ended December 31, 2012, compared to 5.96% for the three months ended December 31, 2011 and the average balance of loans decreased to $179.2 million for the three months ended December 31, 2012 from $183.2 million for the three months ended December 31, 2011. Interest income on investment securities decreased $107,000, or 19.0%, to $456,000 for the three months ended December 31, 2012 from $563,000 for the three months ended December 31, 2011, reflecting an increase in the average balance of such securities to $96.7 million at December 31, 2012 from $90.9 million at December 31, 2011 offset by a decrease in the average yield to 1.89% for the three months ended December 31, 2012, from 2.48% for the three months ended December 31, 2011.

Interest Expense. Interest expense decreased $243,000, or 25.6%, to $708,000 for the three months ended December 31, 2012 from $951,000 for the three months ended December 31, 2011. The decrease reflected a decrease in the average rate paid on deposits to 1.02% for the three months ended December 31, 2012 from 1.21%

for the three months ended December 31, 2011, as well as a decrease in the average balance of such deposits to $228.6 million from $256.0 million for the same periods. Interest expense on Federal Home Loan Bank Advances decreased $50,000 or 28.4% to $126,000 for the three months ended December 31, 2012 from $176,000 for the three months ended December 31, 2011. This decrease was due to a decrease of $5.3 million in the average balance of these borrowings, and a 19 basis point decrease in the average rate paid on these borrowings.

Interest expense on certificates of deposit decreased $173,000, or 26.7%, to $475,000 for the three months ended December 31, 2012 from $648,000 for the three months ended December 31, 2011. This decrease reflected a decrease in the average rate paid on certificates of deposits to 1.35% for the three months ended December 31, 2012 from 1.75% for the three months ended December 31, 2011, as well as a decrease in the average balance of such certificates to $140.5 million from $147.9 million. Interest expense on money market deposits, savings, and NOW and demand deposits decreased $20,000, or 15.7%, to $107,000 for the three months ended December 31, 2012 from $127,000 for the three months ended December 31, 2011. The decrease was due to a slightly higher average rate paid on the NOW and demand deposits as well as savings and money market accounts to 0.49% for the three months ended December 31, 2012 from 0.47% for the three months ended December 31, 2011, offset by a decrease in the average balance of such deposits to $88.1 million from $108.0 million.

Net Interest Income. Net interest income remained constant at $2.4 million for the three months ended December 31, 2012 and 2011. The interest rate spread decreased to 2.94% from 3.32%, along with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 121.13% from 101.99%. Our net interest margin decreased slightly to 3.12% from 3.34%. The decrease in our interest rate spread and net interest margin were largely due to a reduction of interest earned on loans and investments.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended December 31, 2012 and $38,000 for the three months ended December 31, 2011, reflecting the minimal levels of nonperforming loans and charge-offs during the periods, as well as management’s conservative lending policies. The provisions for each period were based on management’s quarterly calculations and resulted primarily from increased subjective factors applied to its loan portfolio. Management reevaluated the residential subjective factors and has applied more emphasis on the residential real estate portfolio based upon historical losses, nonperforming loans and the level of rental property within the portfolio.

Noninterest Income. Noninterest income increased $57,000 or 17.9%, to $375,000 for the three months ended December 31, 2012 from $318,000 for the three months ended December 31, 2011. The increase in noninterest income was primarily attributable to an increase of $48,000 in service charges on deposits to $152,000 for the three months ended December 31, 2012 from $104,000 for the three months ended December 31, 2011, and an increase of net gains on sales of loans of $23,000 for the three months ended December 31, 2012 to $161,000 from $138,000 for the three months ended December 31, 2011.

Noninterest Expense. Noninterest expense increased $247,000, or 13.2%, to $2.1 million for the three months ended December 31, 2012, from $1.9 million for the three months ended December 31, 2011. This increase was due largely to an increase in salaries and employee benefits due to an increase in the number of employees to $1.1 million for the three months ended December 31, 2012 from $968,000 for the three months ended December 31, 2011 as well as an increase in professional fees and other costs related to being a public company.

Income Tax Expense. The provision for income taxes was $161,000 for the three months ended December 31, 2012, compared to $179,000 for the three months ended December 31, 2011. Our effective tax rates for the three months ended December 31, 2012 and 2011 were 27.1% and 22.7%, respectively. This decrease in income tax expense is largely due to reduced earnings during the three months ended December 31, 2012. The increase in the effective tax rate is largely due to a reduction in tax exempt income of $82,000 to $146,000 for the three months ended December 31, 2012 from $228,000 for the three months ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4.	CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting is intended to include those policies and procedures that:

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

Our management and audit committee conducted an evaluation of the effectiveness of the system of internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective based on those criteria because management identified the following material weaknesses.

Underwriting and Approval and Lack of Effective Supervision and Oversight by Management Over the Loan Approval Process With Respect to Certain Loans.

The Company has conducted an extensive internal review of our internal controls with the assistance of outside independent professional firms and its internal audit department, with specific focus on our loan underwriting, approval and review procedures. In the course of this review, management discovered that an employee had been using our share loan product to make fictitious loans and convert the proceeds to her own use, and, in connection with these fictitious loans, also had been improperly accessing branch cash drawers. This employee is no longer with the Company. As a result of the internal investigation, management discovered a material weakness in the operating effectiveness of procedures and documentation related to loan underwriting. Additionally, these processes lacked effective supervision and oversight by lending management personnel.

As a result of the internal investigations, management determined that we were required to record a charge for impairment of certain loans in the aggregate amount of $964,000 including accrued interest of $140,000. We have adjusted our opening retained earnings for 2011 for the item described above, which adjustment is reflected in the consolidated financial statements contained in the September 30, 2012 Annual Report on Form 10-K, and in this Quarterly Report on Form 10-Q and consider these adjustments to be immaterial to prior periods.

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

•

management reviewed with the board of directors the policies introduced in August, 2012, which modified the loan product that the employee used to perpetrate fraud, and which resulted in the discovery of the fictitious loans;

•	the board of directors approved modifications of such loan product and the administration of such loan product, which are intended to eliminate the possibility of future fraud; and

•	management has centralized the dual control of cash collateral associated with each individual loan.

•	management has engaged a third party accounting firm to peform a forensic investigation into the fictitious loans.

In addition to the steps management has taken, management intends to continue develop and improve our management oversight and loan approval process as our ongoing remediation efforts are pursued, including:

•	continuing to review and monitor the material weakness and the effectiveness of our remedial actions with our audit committee and senior management;

•	continuing to enhance loan documentation and underwriting procedures;

•	reinforcing our loan review policies and procedures, including the engagement of a third party loan review firm to assist in our loan evaluations;

•	continuing to enhance branch management policies and procedures, particularly with respect to access to cash on hand; and

•	will review the report of the third party forensic audit for further areas of enhancement of internal controls.

Management believes that these changes will contribute significantly to the remediation of the material weakness in internal control over financial reporting that was in existence as of December 31, 2012. Additional changes will be implemented as determined necessary.

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

Management has designed controls, which were implemented during the first quarter of 2013, to ensure accounting for the contract is accurate.

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

Poage Bankshares, Inc.

Date: February 14, 2013

/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President & Chief Executive Officer

/s/ Jeffery W. Clark
Jeffery W. Clark,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of R. E. Coffman, Jr., President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Jeffery W. Clark, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of R. E. Coffman, Jr., President and Chief Executive Officer, and Jeffery W. Clark, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) :(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Other Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements. (*)

*