Form 10-Q
period 2013-03-31
Poage Bankshares, Inc.
filed 2013-05-14
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

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

As of May 10, 2013, 3,255,620 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	September 30, 2012
	(in thousands)
ASSETS
Cash and due from financial institutions	$21,564	$23,430
Securities available for sale	94,911	94,456
Loans held for sale	764	719
Loans, net of allowance of $1,975, and $2,004	173,470	179,998
Federal Home Loan Bank stock, at cost	1,953	1,953
Other real estate owned, net	634	1,001
Premises and equipment, net	5,986	6,078
Company owned life insurance	6,788	6,685
Accrued interest receivable	1,185	1,255
Other assets	1,430	1,584

	$308,685	$317,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$5,832	$6,422
Interest bearing	225,777	230,050

Total deposits	231,609	236,472
Federal Home Loan Bank advances	15,602	17,672
Accrued interest payable	141	376
Other liabilities	1,680	2,057

Total liabilities	249,032	256,577

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,283,330 and 3,372,375 issued and outstanding at March 31, 2013 and September 30, 2012	33	34
Additional paid-in-capital	30,776	31,979
Retained earnings	30,026	29,416
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,496)	(2,563)
Accumulated other comprehensive income	1,314	1,716

Total shareholders’ equity	59,653	60,582

	$308,685	$317,159

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
		(revised)		(revised)
	(in thousands)		(in thousands)

Interest and dividend income
Loans, including fees	$2,446	$2,646	$5,000	$5,374
Taxable securities	307	409	617	744
Tax exempt securities	160	216	306	444
Federal funds sold and other	30	30	63	65

	2,943	3,301	5,986	6,627
Interest expense
Deposits	478	666	1,060	1,441
Federal Home Loan Bank advances and other	117	153	243	329

	595	819	1,303	1,770

Net interest income	2,348	2,482	4,683	4,857

Provision for loan losses	99	222	99	260

Net interest income after provision for loan losses	2,249	2,260	4,584	4,597

Non-interest income
Service charges on deposits	129	158	281	262
Other service charges	7	6	15	12
Net gains on sales of loans	222	89	383	227
Net gains on sales of securities	—	184	—	194
Income from company owned life insurance	50	54	103	110
Loss on disposal of equipment	(10)	—	(10)	—
Other	7	5	8	9

	405	496	780	814
Non-interest expense
Salaries and employee benefits	883	1,061	1,971	2,029
Occupancy and equipment	223	211	432	404
Data processing	182	171	353	328
Federal deposit insurance	43	51	90	102
Foreclosed assets, net	36	59	113	101
Advertising	36	50	66	122
Professional fees	221	137	395	362
Other taxes	63	51	124	112
Loss on fictious loans	—	—	10	—
Other	349	357	597	456

	2,036	2,148	4,151	4,016

Income before income taxes	618	608	1,213	1,395

Income tax expense	172	159	333	338

Net income	$446	$449	$880	$1,057

Earnings per share:
Basic	$0.14	$0.14	$0.28	$0.34
Diluted	$0.14	$0.14	$0.28	$0.34
Dividend per share	$0.04	$0.04	$0.08	$0.04

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
		(revised)		(revised)
	(in thousands)		(in thousands)

Net income	$446	$449	$880	$1,057

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(164)	(342)	(610)	(325)
Reclassification adjustments for (gains) losses included in net income	—	(184)	—	(194)

Net unrealized holding gains (losses) on available for sale securities	(164)	(526)	(610)	(519)
Tax effect	56	179	208	177

Other comprehensive income (loss):	(108)	(347)	(402)	(342)

Comprehensive income	$338	$102	$478	$715

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(in thousands)

Balances, October 1, 2012	$34	$31,979	$29,416	$(2,563)	$1,716	$60,582

Net income	—	—	880	—	—	880
Stock repurchases	(1)	(1,269)	—			(1,270)
Dividends paid	—	—	(270)	—	—	(270)
ESOP compensation earned	—	66	—	67	—	133
Change in unrealized gain (loss) on securities available for sale, net of taxes	—	—	—	—	(402)	(402)

Balances, March 31, 2013	$33	$30,776	$30,026	$(2,496)	$1,314	$59,653

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2013	2012
		(revised)
	(in thousands)
OPERATING ACTIVITY
Net income	$880	$1,057
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	204	194
Provision for loan losses	99	260
ESOP compensation expense	133	—
Loss (gain) on sale of securities		(194)
Loss (gain) on disposal of assets	10	—
Loss (gain) on sale of other real estate owned	30	—
Net amortization on securities	487	308
Deferred income tax (benefit) expense	130	106
Net gain on sale of loans	(383)	(227)
Origination of loans held for sale	(4,048)	(5,998)
Proceeds from loans held for sale	4,386	6,835
Increase in cash value of life insurance	(103)	(110)
Decrease (increase) in:
Accrued interest receivable	70	7
Other assets	230	123
Increase (decrease) in:
Accrued interest payable	(235)	(241)
Other liabilities	(377)	(1,007)

Net cash from operating activities	1,513	1,113

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sale	—	15,969
Proceeds from calls	6,870	23,549
Proceeds from maturities	789	145
Purchases	(16,271)	(64,947)
Principal payments received	7,061	1,857
Loan originations and principal payments on loans, net	6,318	4,095
Proceeds from the sale of other real estate owned	449	144
Purchase of office properties and equipment	(122)	(138)

Net cash from investing activities	5,094	(19,326)

FINANCING ACTIVITIES
Net change in deposits	(4,863)	(5,867)
Payments on Federal Home Loan Bank borrowings	(2,070)	(2,507)
Cash dividends paid	(270)	(135)
Stock repurchases	(1,270)	—

Net cash from financing activities	(8,473)	(8,509)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,866)	(26,722)

Cash and cash equivalents at beginning of year	23,430	48,440

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21,564	$21,718

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$1,538	$2,011
Income taxes	$95	$—
Real estate acquired in settlement of loans	$129	$1,245

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2013 and September 30, 2012 and the results of operations and cash flows for the interim periods ended March 31, 2013 and 2012. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The applicable effect on the prior year statement of income related to these fictitious loans is as follows (in thousands):

	For the three months ended March 31, 2012	For the six months ended March 31, 2012
Statement of Income:
Interest and dividend income as previously reported	$3,305	$6,636
Interest income fictitious loans	(4)	(9)

Interest and dividend income as adjusted	$3,301	$6,627

Net interest income as previously reported	$2,486	$4,866
Interest income fictitious loans	(4)	(9)

Net interest income as adjusted	$2,482	$4,857

Net-interest income after provision for loan loss as previously reported	$2,264	$4,606
Interest income fictitious loans	(4)	(9)

Net interest income after provision for loan loss as adjusted	$2,260	$4,597

Income before income taxes previously reported	$612	$1,404
Interest income fictitious loans	(4)	(9)

Income before income tax as adjusted	$608	$1,395

Income tax expense as previously reported	$160	$341
Tax impact of fictitious loans and related interest	(1)	(3)

Income tax expense as adjusted	$159	$338

Net income as previously reported	$452	$1,063
Fictitious loans interest adjustment, net of tax	(3)	(6)

Net income as adjusted	$449	$1,057

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at March 31, 2013 and September 30, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2013
States and political subdivisions	$23,256	$1,459	$—	$24,715
U.S. Government agencies and sponsored entities	31,964	22	(52)	31,934
Government sponsored entities residential mortgage-backed:
FHLMC	20,993	275	—	21,268
FNMA	16,708	286	—	16,994

Total securities	$92,921	$2,042	$(52)	$94,911

September 30, 2012
States and political subdivisions	$24,445	$1,743	$—	$26,188
U.S. Government agencies and sponsored entities	22,250	16	(9)	22,257
Government sponsored entities residential mortgage-backed:
FHLMC	25,330	444	—	25,774
FNMA	19,831	406	—	20,237

Total securities	$91,856	$2,609	$(9)	$94,456

The proceeds from sales and calls of securities and the associated gross gains and losses are listed below (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Proceeds	$2,500	$30,761	$6,870	$39,518
Gross gains	—	184	—	194
Gross losses	—	—	—	—

The provision for income taxes for the three months and six months ended March 31, 2012 related to net realized securities gains was $62,000 and $65,000, respectively, based on an income tax rate of 34%.

The amortized cost and fair value of the securities portfolio at March 31, 2013 are shown in the following table by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	March 31, 2013
	Amortized	Fair
	Cost	Value
Within one year	$414	$422
One to five years	4,718	4,868
Five to ten years	33,196	33,853
Beyond ten years	16,892	17,506
Mortgage-backed securities	37,701	38,262

Total	$92,921	$94,911

The following table summarizes the securities with unrealized losses at March 31, 2013 and September 30, 2012, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2013
U.S. Government agencies and sponsored entities	16,202	(52)	—	—	16,202	(52)

Total securities	$16,202	$(52)	$—	$—	$16,202	$(52)

September 30, 2012
U.S. Government agencies and sponsored entities	10	(9)	—	—	10	(9)

Total securities	$10	$(9)	$—	$—	$10	$(9)

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

NOTE 4 – LOANS

Loans at March 31, 2013 and September 30, 2012 were as follows (in thousands):

	March 31,	September 30,
	2013	2012

Real estate:
One to four family	$133,819	$141,307
Multi-family	911	985
Commercial real estate	15,578	16,333
Construction and land	4,483	3,095

	154,791	161,720

Commercial and Industrial	5,564	4,895

Consumer
Home equity lines of credit	5,349	5,911
Motor vehicle	7,626	6,968
Other	2,189	2,592

	15,164	15,471

Total	175,519	182,086
Less: Net deferred loan fees	74	84
Allowance for loan losses	1,975	2,004

	$173,470	$179,998

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2013 and September 30, 2012. Accrued interest receivable of $648,000 and $746,000 at March 31, 2013 and September 30, 2012, respectively, and net deferred loans fees of $74,000 at March 31, 2013 and $84,000 at September 30, 2012, are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

March 31, 2013:
	Allowance for Loan Losses			Loan Balances
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
Loan Segment	Impairment	Impairment	Total	Impairment	Impairment	Total

Real estate	$—	$1,926	$1,926	$—	$154,791	$154,791
Commercial and industrial	—	11	11	—	5,564	5,564
Consumer	—	38	38	—	15,164	15,164

Total	$—	$1,975	$1,975	$—	$175,519	$175,519

September 30, 2012:
	Allowance for Loan Losses			Loan Balances
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
Loan Segment	Impairment	Impairment	Total	Impairment	Impairment	Total

Real estate	$—	$1,824	$1,824	$—	$161,720	$161,720
Commercial and industrial	—	47	47	—	4,895	4,895
Consumer	—	133	133	—	15,471	15,471

Total	$—	$2,004	$2,004	$—	$182,086	$182,086

The following table sets forth an analysis of our allowance for loan losses for the three and six months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Balance at beginning of period	$1,991	$1,533	$2,004	$1,658
Provision for loan losses:
Commercial and Industrial	3	80	3	80
Real Estate:
Commercial	43	367	43	371
Residential	54	(109)	54	(75)
Consumer	(1)	(116)	(1)	(116)

Total provision	99	222	99	260
Amounts charged off:
Commercial and Industrial	—	—	—	—
Real Estate:
Commercial	—	(151)	—	(151)
Residential	(152)	(95)	(171)	(243)
Consumer	—	(12)	(9)	(32)

Total loans charged off	(152)	(258)	(180)	(426)
Recoveries of amounts previously charged off:
Commercial and Industrial	—	—	—	—
Real Estate:
Commercial	36	—	48	—
Residential	1	30	4	31
Consumer	—	14	—	18

Total recoveries	37	44	52	49
Net charge-offs	(115)	(214)	(128)	(377)

Balance at end of period	$1,975	$1,541	$1,975	$1,541

There were no loans individually evaluated for impairment at or during the three or six month period ended March 31, 2013, the year ended September 30, 2012 or during the three or six month periods ended March 31, 2012.

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2013 and September 30, 2012 (in thousands):

	As of March 31, 2013		As of September 30, 2012
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$994	$179	$976	$—
Multi-family	—	—	—	—
Commercial real estate	—	35	—	307
Construction and land	—	79	—	—
Commercial and industrial	—	—	—	14
Consumer:
Home equity loans and lines of credit	—	—	15	—
Motor vehicle	19	—	—	—
Other	—	—	4	—

Total	$1,013	$293	$995	$321

The following table presents the aging of the recorded investment in past due loans as of March 31, 2013 and September 30, 2012 by class of loans (in thousands). Non-accrual loans of $1,013,000 as of March 31, 2013 and $995,000 as of September 30, 2012 are included in the tables below and have been categorized based on their payment status.

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
March 31, 2013
Real estate:
One to four family	$2,929	$816	$1,173	$4,918	$128,901	$133,819
Multi-family	—	—	—	—	911	911
Commercial real estate	—	—	35	35	15,543	15,578
Construction and land	40	—	79	119	4,364	4,483
Commercial and industrial	10	—	—	10	5,554	5,564
Consumer:
Home equity loans and lines of credit	74	—	—	74	5,275	5,349
Motor vehicle	14	30	19	63	7,563	7,626
Other	—	2	—	2	2,187	2,189

Total	$3,067	$848	$1,306	$5,221	$170,298	$175,519

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
September 30, 2012
Real estate:
One to four family	$1,117	$169	$803	$2,089	$139,218	$141,307
Multi-family	—	—	—	—	985	985
Commercial real estate	139	—	307	446	15,887	16,333
Construction and land	525	—	—	525	2,570	3,095
Commercial and industrial	4	135	14	153	4,742	4,895
Consumer:
Home equity loans and lines of credit	—	—	15	15	5,896	5,911
Motor vehicle	87	28	—	115	6,853	6,968
Other	2	—	—	2	2,590	2,592

Total	$1,874	$332	$1,139	$3,345	$178,741	$182,086

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Not Rated
March 31, 2013
One to four family	$129,248	$1,896	$2,675	$—	$—
Multi family	911	—	—	—	—
Commercial and land	19,192	9	860	—	—
Commercial and industrial	5,564	—	—	—	—
Home equity loans and lines of credit	5,328	14	7	—	—
Motor vehicle	7,542	24	60	—	—
Other	2,189	—	—	—	—

Total	$169,974	$1,943	$3,602	$—	$—

September 30, 2012
One to four family	$137,968	$954	$2,385	$—	$—
Multi family	985	—	—	—	—
Commercial and land	17,749	810	869	—	—
Commercial and industrial	4,895	—	—	—	—
Home equity loans and lines of credit	5,874	15	22	—	—
Motor vehicle	6,907	20	41	—	—
Other	2,592	—	—	—	—

Total	$176,970	$1,799	$3,317	$—	$—

The Company had no troubled debt restructuring at March 31, 2013 or September 30, 2012.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For all loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity on a quarterly basis.

NOTE 5: FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at March 31, 2013 and September 30, 2012 were as follows (in thousands):

	March 31,	September 30,
	2013	2012

Maturities February 2016 through June 2024, fixed rate at rates from 2.16% to 6.70%, weighted average rate of 2.94%at March 31, 2013 and 2.95% at September 30, 2012	$15,602	$17,676

Payments contractually required over the next five years are as follows (in thousands):

March 31,
2014	$4,267
2015	3,319
2016	2,697
2017	2,160
2018	1,733
Thereafter	1,426

Total	$15,602

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below (in thousands):

	Fair Value Measurements at March 31, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities:
States and political subdivisions	$24,715	$—	$24,715	$—
U.S. Government agencies and sponsored entitites	31,934	—	31,934	—
Mortgage backed securities: residential	38,262	—	38,262	—

Total securities	$94,911	$—	$94,911	$—

	Fair Value Measurements at September 30, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities:
States and political subdivisions	$26,188	$—	$26,188	$—
U.S. Government agencies and sponsored entitites	22,257	—	22,257	—
Mortgage backed securities: residential	46,011	—	46,011	—

Total securities	$94,456	$—	$94,456	$—

There were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other real estate owned
(Commercial Real Estate), net	$147	$—	$—	$147

		Fair Value Measurements at September 30, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other real estate owned
(One to four family), net	$268	$—	$—	$268

Commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Appraisals for real estate properties classified as other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Association’s management. The appraisal values are discounted to allow for selling expenses and fees, and the discounts range from 5% to 10%.

At March 31, 2013, other real estate owned had a net carrying amount of $147,000 made up of the outstanding balance of $165,000 net of a valuation allowance of $18,000, which resulted in a write-down of $18,000 for the six months ended March 31, 2013. At September 30, 2012, other real estate owned had a net carrying amount of $268,000 made up of the outstanding balance of $336,000, net of a valuation allowance of $68,000.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2013 and September 30, 2012 are as follows (in thousands):

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
March 31, 2013
Financial assets
Cash and cash equivalents	$21,564	$21,564	$—	$—	$21,564
Securities	94,911	—	94,911	—	94,911
Federal Home Loan Bank stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	764	—	783	—	783
Loans, net	173,470	—	—	189,044	189,044
Accrued interest receivable	1,185	—	429	756	1,185

Financial liabilities
Deposits	$231,609	$95,959	$137,271	$—	$233,230
Federal Home Loan Bank advances	15,602	—	16,462	—	16,462
Accrued interest payable	141	—	141	—	141

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
September 30, 2012
Financial assets
Cash and cash equivalents	$23,430	$23,430	$—	$—	$23,430
Securities	94,456	—	94,456	—	$94,456
Federal Home Loan Bank stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	719	—	739	—	$739
Loans, net	179,998	—	—	202,153	$202,153
Accrued interest receivable	1,255	—	509	746	$1,255

Financial liabilities
Deposits	$236,472	$96,176	$141,826	$—	$238,002
Federal Home Loan Bank advances	17,672	—	18,764	—	18,764
Accrued interest payable	376	—	376	—	376

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

NOTE 7 – ESOP PLAN

Employees participate in an Employee Stock Option Plan (ESOP). The ESOP borrowed from the Company to purchase 269,790 shares of the Company’s common stock at $10.00 per share. The Company makes discretionary contributions to the ESOP, and pays dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts.

Participants receive the shares at the end of employment. A participant may require stock received to be repurchased unless the stock is traded on an established market.

Contributions to the ESOP totaled $143,000 for the three and six months ended March 31, 2013 and $46,000 for the three and six months ended March 31, 2012.

Shares held by the ESOP at March 31, 2013 were as follows:

	March 31, 2013	September 30, 2012
Allocated to participants	16,862	3,372
Unallocated	3,372	10,117
Unearned	249,556	256,301

Total ESOP shares	269,790	269,790

Fair value of unearned shares (in thousands)	$3,731	$3,158

NOTE 8 – EARNINGS PER SHARE

The factors used in the earnings per share computation, at three and six months ended March 31, 2013 and 2012, follow:

	Three months ended	Three months ended	Six months ended	Six months ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
		(revised)		(revised)
Basic
Net income	$446,000	$449,000	$880,000	$1,057,000

Weighted average common shares outstanding	3,346,989	3,372,375	3,359,821	3,372,375
Less: Average unallocated ESOP shares	(252,928)	(268,085)	(259,673)	(268,085)

Average shares	3,094,061	3,104,290	3,100,148	3,104,290

Basic earnings per common share	$0.14	$0.14	$0.28	$0.34

Diluted
Net income	$446,000	$449,000	$880,000	$1,057,000

Weighted average common shares outstanding for basic earnings per common share	3,094,061	3,104,290	3,100,148	3,104,290
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares	3,094,061	3,104,290	3,100,148	3,104,290

Diluted earnings per common share	$0.14	$0.14	$0.28	$0.34

There were no potentially dilutive securities outstanding at March 31, 2013 or 2012; therefore, basic and diluted earnings per share are the same.

NOTE 9 – STOCK REPURCHASE PROGRAM

On December 18, 2012, the Board of Directors of Poage Bankshares, Inc. (the “Company”) authorized a stock repurchase program pursuant to which the Company intends to purchase up to 168,619 of its issued and outstanding shares of common stock, which represents approximately 5.0% of the Company’s issued and outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares. The Company has repurchased 89,045 shares of its common stock under the repurchase program at an average price of $14.26 per share through March 31, 2013.

NOTE 10 – 2013 EQUITY INCENTIVE PLAN

On February 19, 2013, the Company’s shareholders approved the 2013 Equity Incentive Plan. On April 16, 2013 the Board of Directors granted restrictive stock to eligible participants of this plan. The plan awards 134,895 shares to all Directors and certain employees. Company shares were valued at $15.10 per share at the award date. Shares vest over a five year period, commencing on the first anniversary date of the award.

NOTE 11 – DEFINED BENEFIT PENSION PLAN

The Company’s defined benefit pension plan was “frozen” as of February 1, 2013. Contributions will be limited to sustaining earned participate benefits.

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

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions nationally and in our market area;

•

significant increases in our delinquencies and loan losses, including as a result of our inability to resolve classified assets, changes in the underlying cash flows of our borrowers, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	our ability to attract and maintain deposits;

•

changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	further declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to high concentration of loans secured by real estate located in our market area;

•	our ability to increase multi-family, commercial real estate and commercial loan portfolio while maintaining asset quality;

•	risks relating to acquisitions and an ability to integrate and operate profitably any financial institution that we may acquire and to manage the risks related to growth in these types of lending;

•	our ability to pay dividends;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	changes in consumer spending, borrowing and savings habits, including a lack of consumer confidence in financial institutions;

•	significantly increased competition among depository and other financial institutions;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the SEC and the authoritative accounting and auditing bodies;

•

changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, and changes in the level of government support of housing finance;

•

the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	significantly increased competition with financial institutions;

•	risks and costs related to being a publicly traded company;

•	changes in our organization, compensation and benefit plans; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services.

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

Comparison of Financial Condition at March 31, 2013 and September 30, 2012

Our total assets decreased $8.5 million, or 2.7% to $308.7 million at March 31, 2013 from $317.2 million at September 30, 2012. The decrease was primarily due to a decrease of cash and due from financial institutions of $1.8 million, or 7.7%, to $21.6 million at March 31, 2013 from $23.4 million at September 30, 2012 and a decrease in loans receivable of $6.5 million, or 3.6%, to $173.5 million at March 31, 2013 from $180.0 million at September 30, 2012.

Loans held for sale increased $45,000, or 6.3% to $764,000 at March 31, 2013 from $719,000 at September 30, 2012.

Loans receivable, net, decreased $6.5 million, or 3.6% to $173.5 million at March 31, 2013 from $180.0 million at September 30, 2012. This decrease was largely due to reduced one-to-four family loan in house originations, caused by increases in loans sold in the secondary market and the reduced level of refinancing. Non-performing loans were relatively constant at $1.3 million at March 31, 2013 and September 30, 2012.

Securities available for sale increased to $94.9 million at March 31, 2013 from $94.5 million at September 30, 2012.

Deposits decreased $4.8 million, or 2.0%, to $231.6 million at March 31, 2013 from $236.5 million at September 30, 2012. The decrease was primarily attributable to a decrease of $4.6 million, or 3.3%, in certificates of deposit, offset by an increase in savings and NOW accounts of $0.3 million, or 0.3%. The decrease in certificates of deposit is primarily related to depositors seeking better yields on their funds through other sources given the low interest rate environment.

Federal Home Loan Bank advances decreased $2.1 million, or 11.9%, to $15.6 million at March 31, 2013 from $17.7 million at September 30, 2012. This decrease in borrowings was primarily the result of regular principal payments and maturities.

Total shareholders’ equity decreased to $59.7 million at March 31, 2013, compared to $60.6 million at September 30, 2012. The decrease resulted primarily from net income of $0.9 million for the six months ended March 31, 2013, offset by a decrease in other comprehensive income of $0.4 million, cash dividends of $0.3 million and repurchases of common stock in the amount of $1.3 million.

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

	For the Three Months Ended March 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
					(revised)
Assets:
Interest-earning assets:
Loans	$175,715	$2,446	5.57%	$181,926	$2,646	5.82%
Investment securities	96,998	467	1.93%	100,738	625	2.48%
FHLB stock	1,953	21	4.30%	1,927	22	4.57%
Other interest-earning assets	19,441	9	0.19%	18,421	8	0.17%

Total interest-earning assets	294,107	2,943	4.00%	303,012	3,301	4.36%

Noninterest-earning assets	17,056			19,684

Total assets	311,163			322,696

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	86,197	49	0.23%	92,507	83	0.36%
Certificates of deposit	139,597	429	1.23%	144,855	583	1.61%

Total interest bearing deposits	225,794	478	0.85%	237,362	666	1.12%

FHLB advances	15,836	117	2.96%	21,120	153	2.90%

Total interest bearing liabilities	241,630	595	0.98%	258,482	819	1.27%

Non-interest bearing liabilities:
Non-interest bearing deposits	7,377			864
Accrued interest payable	163			240
Other liabilities	3,041			2,753

Total non-interest bearing liabilities	10,581			3,857

Total liabilities	252,211			262,339

Total equity	58,952			60,357

Total liabilities and equity	$311,163			$322,696

Net interest income		2,348			2,482
Interest rate spread			3.02%			3.09%
Net interest margin			3.19%			3.28%
Average interest-earning assets to average interest-bearing liabilities		121.72%			117.23%

	For the Six Months Ended March 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
					(revised)
Assets:
Interest-earning assets:
Loans	$177,494	$5,000	5.63%	$181,558	$5,374	5.92%
Investment securities	96,828	923	1.91%	95,235	1,188	2.49%
FHLB stock	1,953	44	4.51%	1,906	41	4.30%
Other interest-earning assets	19,635	19	0.19%	24,203	24	0.20%

Total interest-earning assets	295,910	5,986	4.05%	302,902	6,627	4.38%

Noninterest-earning assets	18,576			21,127

Total assets	314,486			324,029

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	87,812	156	0.36%	93,108	210	0.45%
Certificates of deposit	140,030	904	1.29%	145,572	1,231	1.69%

Total interest bearing deposits	227,842	1,060	0.93%	238,680	1,441	1.21%

FHLB advances	16,505	243	2.94%	21,703	329	3.03%

Total interest bearing liabilities	244,347	1,303	1.07%	260,383	1,770	1.36%

Non-interest bearing liabilities:
Non-interest bearing deposits	5,793			971
Accrued interest payable	339			395
Other liabilities	3,889			2,738

Total non-interest bearing liabilities	10,021			4,104

Total liabilities	254,368			264,487

Total equity	60,118			59,542

Total liabilities and equity	$314,486			$324,029

Net interest income		4,683			4,857
Interest rate spread			2.98%			3.02%
Net interest margin			3.17%			3.21%
Average interest-earning assets to average interest-bearing liabilities		121.10%			116.33%

Liquidity and Capital Resources

Our primary sources of funds are deposits and the proceeds from principal and interest payments on loans and investment securities. We also utilize Federal Home Loan Bank advances. While maturities and scheduled amortization of loans and securities are predicable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally manage the pricing of our deposits to be competitive within our market and to maintain core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At March 31, 2013, we had $15.6 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $58.1 million.

The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Association and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

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

As of March 31, 2013, based on the most recent notification from the OCC, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed or are likely to change the Association’s prompt corrective action category.

Actual and required capital amounts (in thousands) and ratios for the Association are presented below at March 31, 2013 and year-end:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2013:
Total Risk-Based Capital (to Risk-weighted Assets)	$46,622	30.98%	$12,039	≥	8.00%	$15,049	≥	10.00%
Tier I Capital (to Risk-weighted Assets)	44,730	29.72%	6,020	≥	4.00%	9,024	≥	6.00%
Tier I Capital (to Adjusted Total Assets)	44,730	14.49%	12,347	≥	4.00%	15,434	≥	5.00%

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of September 30, 2012:
Total Risk-Based Capital (to Risk-weighted Assets)	$45,499	29.29%	$12,429	≥	8.00%	$15,388	≥	10.00%
Tier I Capital (to Risk-weighted Assets)	43,547	28.03%	6,214	≥	4.00%	9,203	≥	6.00%
Tier I Capital (to Adjusted Total Assets)	43,547	13.78%	12,644	≥	4.00%	16,346	≥	5.00%

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

Comparison of Operating Results for the Three and Six Months Ended March 31, 2013 and March 31, 2012

General. Net income decreased to $446,000 for the three months ended March 31, 2013 from $449,000 for the three months ended March 31, 2012. The decrease reflected a decrease in net interest income of $134,000 to $2.3 million for the three months ended March 31, 2013 from $2.5 million for the three months ended March 31, 2012, offset by a decrease in non-interest expense of $112,000 to $2.0 million for the three months ended March 31, 2013 from $2.1 million for the three months ended March 31, 2012.

Net income decreased to $880,000 for the six months ended March 31, 2013 from $1.1 million for the six months ended March 31, 2012. The decrease reflected a decrease in net interest income of $174,000 to $4.7 million for the six months ended March 31, 2013 from $4.9 million for the six months ended March 31, 2012, and an increase in non-interest expense of $135,000 to $4.2 million for the six months ended March 31, 2013 from $4.0 million for the six months ended March 31, 2012.

Interest Income. Interest income decreased to $2.9 million for the three months ended March 31, 2013 from $3.3 million for the three months ended March 31, 2012.

Interest income on loans decreased $200,000, or 7.6%, to $2.4 million for the three months ended March 31, 2013 from $2.6 million for the three months ended March 31, 2012. The average balance of loans decreased $6.2 million, or 3.4%, to $175.7 million for the three months ended March 31, 2013 from $181.9 million for the three months ended March 31, 2012. Likewise, the average yields on loans decreased to 5.57% for the three months ended March 31, 2013, compared to 5.82% for the three months ended March 31, 2012. Interest income on investment securities decreased $158,000, or 25.3%, to $467,000 for the three months ended March 31, 2013 from $625,000 for the three months ended March 31, 2012, reflecting a decrease in the average balance of such securities to $97.0 million at March 31, 2013 from $100.7 million at March 31, 2012. The average yield on investment securities decreased to 1.93% for the three months ended March 31, 2013, compared to 2.48% for the three months ended March 31, 2012.

Interest income decreased $641,000, or 9.7%, to $6.0 million for the six months ended March 31, 2013 from $6.6 million for the six months ended March 31, 2012.

Interest income on loans decreased $374,000, or 7.0%, to $5.0 million for the six months ended March 31, 2013, from $5.4 million for the six months ended March 31, 2012. The average balance of loans decreased $4.1 million, or 2.2%, to $177.5 million for the six months ended March 31, 2013 from $181.6 million for the six months ended March 31, 2012. The average yields on loans decreased to 5.63% for the six months ended March 31, 2013, compared to 5.92% for the six months ended March 31, 2012. Interest income on investment securities decreased $265,000, or 22.3%, to $923,000 for the six months ended March 31, 2013 from $1.2 million for the six months ended March 31, 2012, reflecting an increase in the average balance of such securities to $96.8 million at March 31, 2013 from $95.2 million at March 31, 2012. The average yield on investment securities decreased to 1.91% for the six months ended March 31, 2013, compared to 2.49% for the six months ended March 31, 2012.

Interest Expense. Interest expense decreased $224,000, or 27.4%, to $595,000 for the three months ended March 31, 2013 from $819,000 for the three months ended March 31, 2012. The decrease reflected a decrease in the average rate paid on deposits to 0.85% for the three months ended March 31, 2013 from 1.12% for the three months ended March 31, 2012, and decreases in the average balance of such deposits to $225.6 million from $237.4 million for the same periods. Interest expense on Federal Home Loan Bank Advances decreased $36,000 or 23.5% to $117,000 for the three months ended March 31, 2013 from $153,000 for the three months ended March 31, 2012. This decrease was due to a decrease of $5.3 million in the average balance of these borrowings, offset by a 6 basis point increase in the average rate paid on these borrowings.

Interest expense decreased $467,000, or 26.4%, to $1.3 million for the six months ended March 31, 2013 from $1.8 million for the six months ended March 31, 2012. The decrease reflected a decrease in the average rate paid on deposits to 0.93% for the six months ended March 31, 2013 from 1.21% for the six months ended March 31, 2012, and decreases in the average balance of such deposits to $227.8 million from $238.7 million for the same periods. Interest expense on Federal Home Loan Bank Advances decreased $86,000 or 26.1% to $243,000 for the six months ended March 31, 2013 from $329,000 for the six months ended March 31, 2012. This decrease was due to a decrease of $5.2 million in the average balance of these borrowings, and a 9 basis point decrease in the average rate paid on these borrowings.

Interest expense on certificates of deposit decreased $154,000, or 26.4%, to $429,000 for the three months ended March 31, 2013 from $583,000 for the three months ended March 31, 2012. This decrease reflected a decrease in the average rate paid on certificates of deposits to 1.23% for the three months ended March 31, 2013 from 1.61% for the three months ended March 31, 2012, as well as a decrease in the average balance of such certificates to $139.6 million from $144.9 million. Interest expense on money market deposits, savings, and NOW and demand deposits decreased $34,000, or 41.0%, to $49,000 for the three months ended March 31, 2013 from $83,000 for the three months ended March 31, 2012. The decrease was due to a decrease in cost on these deposits to 0.23% for the three months ended March 31, 2013 from 0.36% for the three months ended March 31, 2012.

Interest expense on certificates of deposit decreased $327,000, or 26.6%, to $904,000 for the six months ended March 31, 2013 from $1.2 million for the six months ended March 31, 2012. This decrease reflected a decrease in the average rate paid on certificates of deposits to 1.29% for the six months ended March 31, 2013 from 1.69% for the six months ended March 31, 2012, as well as a decrease in the average balance of such certificates to $140.0 million from $145.6 million. Interest expense on money market deposits, savings, and NOW and demand deposits decreased $54,000, or 25.7%, to $156,000 for the six months ended March 31, 2013 from $210,000 for the six months ended March 31, 2012. The decrease was due to a decrease in cost on these accounts to 0.36% for the six months ended March 31, 2013 from 0.45% for the six months ended March 31, 2012.

Net Interest Income. Net interest income decreased $134,000, or 5.4%, to $2.3 million for the three months ended March 31, 2013 from $2.5 million for the three months ended March 31, 2012. The interest rate spread decreased to 3.02% from 3.09%, along with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 121.72% from 117.23%. Our net interest margin decreased to 3.19% from 3.28%. The decreases in our interest rate spread and net interest margin were largely due to a reduction of interest rates in the current low interest rate environment.

Net interest income decreased $174,000, or 3.6%, to $4.7 million for the six months ended March 31, 2013 from $4.9 million for the six months ended March 31, 2012. The interest rate spread decreased to 2.98% from 3.02%, along with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 121.10% from 116.33%. Our net interest margin decreased to 3.17% from 3.21%. The decreases in our interest rate spread and net interest margin were largely due to a reduction of interest rates in the current low interest rate environment.

Provision for Loan Losses. We recorded a provision for loan losses of $99,000 and $222,000, respectively, for the three months ended March 31, 2013 and 2012, and a provision for loan losses of $99,000 and $260,000, respectively, for the six months ended March 31, 2013 and 2012, reflecting the minimal levels of nonperforming loans and charge-offs during the periods, as well as management’s conservative lending policies. The provisions for each period were based on management’s quarterly calculations and resulted primarily from subjective factors applied to its loan portfolio. Management reevaluated the residential subjective factors and has applied more emphasis on the residential real estate portfolio based on historical losses, nonperforming loans and the level of rental property within the portfolio. The allowance for loan losses was $2.0 million, or 1.1% of total loans at both March 31, 2013 and September 30, 2012, compared to $1.5 million or 0.9% of total loans at March 31, 2012. Total nonperforming loans were $1.3 million at March 31, 2013 and $1.1 million at September 30, 2012 compared to $1.5 million at March 31, 2012. As a percentage of nonperforming loans, the allowance for loan losses was 151.2% at March 31, 2013 compared to 175.9% at September 30, 2012 and 100.5% at March 31, 2012.

Noninterest Income. Noninterest income decreased $91,000 or 18.3%, to $405,000 for the three months ended March 31, 2013 from $496,000 for the three months ended March 31, 2012. The decrease in noninterest income was primarily attributable to an increase in net gains on sales of loans to $222,000 for the three months ended March 31, 2013 from $89,000 for the three months ended March 31, 2012, offset by a reduction of net gains on sales of securities of $184,000 for the three months ended March 31, 2013 and a decrease of $29,000 in service fees on deposits due to lower average deposits.

Noninterest income decreased $34,000 or 4.2% to $780,000 for the six months ended March 31, 2013 from $814,000 for the six months ended March 31, 2012. The decrease in noninterest income was primarily attributable to an increase in net gains on sales of loans to $383,000 for the six months ended March 31, 2013 from $227,000 for the six months ended March 31, 2012, offset by a reduction of net gains on sales of securities of $194,000 for the six months ended March 31, 2013.

Noninterest Expense. Noninterest expense decreased $112,000, or 5.2%, to $2.0 million for the three months ended March 31, 2013, compared to $2.1 million for the three months ended March 31, 2012. This decrease was due largely to a one-time bonus paid to senior management in the second quarter of 2012, offset by an increase in professional fees and other costs related to being a public company.

Noninterest expense increased $135,000, or 3.4%, to $4.2 million for the six months ended March 31, 2013, compared to $4.0 million for the six months ended March 31, 2012. This increase was due largely to an increase in data processing fees, professional fees and other costs related to being a public company.

Income Tax Expense. The provision for income taxes was $172,000 for the three months ended March 31, 2013, compared to $159,000 for the three months ended March 31, 2012. Our effective tax rates for the three months ended March 31, 2013 and 2012 were 27.8% and 26.2%, respectively. The increase in the effective tax rate is largely due to a reduction in tax exempt income of $56,000 to $160,000 for the three months ended March 31, 2013 from $216,000 for the three months ended March 31, 2012.

The provision for income taxes was $333,000 for the six months ended March 31, 2013, compared to $338,000 for the six months ended March 31, 2012. Our effective tax rates for the six months ended March 31, 2013 and 2012 were 27.5% and 24.2%, respectively. The increase in the effective tax rate is largely due to a reduction in tax exempt income of $138,000 to $306,000 for the six months ended March 31, 2013 from $444,000 for the six months ended March 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Registrant.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

During the quarter ended March 31, 2013, the Company’s management made certain changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or reasonably likely to materially affect, the Company’s internal control over financial reporting. These changes were implemented to address the following material weaknesses in internal control over financial reporting, which were identified during the quarter ended December 31, 2012 in connection with management’s and the audit committee’s evaluation of the effectiveness of the system of internal control over financial reporting.

Changes to Underwriting and Approval Process and Supervision and Oversight by Management Over the Loan Approval Process.

In order to address a material weakness identified by management in the operating effectiveness of procedures and documentation related to loan underwriting and in the supervision and oversight of the loan approval process by lending management personnel, which weakness was related to the discovery of an employee originating fictitious loans through our share loan product and converting the proceeds of such loans, management made the following changes to the Company’s internal control over financial reporting:

•

presented to the board of directors, and the board of directors approved, modifications of the loan product that was the source of the material weakness and the administration of such loan product, which were designed to eliminate the possibility of future fraud;

•	implemented a procedure that centralizes the dual control of cash collateral associated with each individual loan;

•	terminated the employees involved in fraudulent activity;

•	established a policy involving the regular evaluation of the effectiveness of our remedial actions by our audit committee and senior management;

•

developed and adopted enhanced loan documentation and underwriting procedures, including eliminating lending officers’ ability to perform file maintenance changes on loans and centralizing the processing of all loans;

•	developed and adopted enhanced loan review policies and procedures, including requiring the engagement of a third party loan review firm to assist in our loan evaluations; and

•	developed and adopted enhanced branch management policies and procedures, particularly with respect to access to cash on hand.

Although the Company’s remediation efforts are essentially completed, the material weakness will not be considered remediated until the new internal controls are operational for a period of time and are tested, and management concludes that these controls are operating effectively.

Changes to Accounting for a Third Party Contract

In order to address a deficiency identified by management in the Company’s accounting for a contract for the sale of mortgage loans to the FHLB-Cincinnati, management has developed a worksheet to record the proper asset balance and gain on sale of mortgage loans to the FHLB-Cincinnati, which will be completed quarterly in connection with management’s review of the Company’s financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) Issuer repurchases. The following table sets forth information in connection with repurchases of the Company’s common stock for the period January 1, 2013 through March 31, 2013. On December 18, 2012, the Board of Directors authorized the repurchase of up to 168,619 shares of the Company’s common stock. The repurchase authorization has no expiration date.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Plan
January 1 – January 31, 2013	5,001	$13.21	5,001	163,618
February 1 – February 28, 2013	500	14.00	500	163,118
March 1 – March 31, 2013	83,544	14.33	83,544	79,574

Total	89,045	$14.26	89,045

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

Poage Bankshares, Inc.

Date: May 14, 2013

/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President & Chief Executive Officer

/s/ Jeffery W. Clark
Jeffery W. Clark,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of R. E. Coffman, Jr., President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Jeffery W. Clark, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of R. E. Coffman, Jr., President and Chief Executive Officer, and Jeffery W. Clark, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) :(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Other Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. (*)

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.