Form 10-Q
period 2013-06-30
Poage Bankshares, Inc.
filed 2013-08-14
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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

As of August 12, 2013, 3,223,268 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.	FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	September 30, 2012
	(in thousands)
ASSETS
Cash and due from financial institutions	$12,850	$23,430
Securities available for sale	93,262	94,456
Loans held for sale	355	719
Loans, net of allowance of $1,979, and $2,004	174,702	179,998
Federal Home Loan Bank stock, at cost	1,953	1,953
Other real estate owned, net	527	1,001
Premises and equipment, net	6,206	6,078
Company owned life insurance	6,838	6,685
Accrued interest receivable	1,099	1,255
Other assets	1,994	1,584

Total assets	$299,786	$317,159

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$5,985	$6,422
Interest bearing	218,562	230,050

Total deposits	224,547	236,472
Federal Home Loan Bank advances	14,459	17,672
Accrued interest payable	219	376
Other liabilities	2,073	2,057

Total liabilities	241,298	256,577

Commitments and contingent liabilities	—	—

Shareholders’ equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,229,165 and 3,372,375 issued and outstanding at June 30, 2013 and September 30, 2012, respectively.	32	34
Additional paid-in-capital	30,079	31,979
Retained earnings	30,769	29,416
Unearned Employee Stock Ownership Plan shares	(2,462)	(2,563)
Accumulated other comprehensive income	70	1,716

Total shareholders’ equity	58,488	60,582

Total liabilities and shareholders’ equity	$299,786	$317,159

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
		(revised)		(revised)
	(in thousands)		(in thousands)

Interest and dividend income
Loans, including fees	$2,407	$2,592	$7,407	$7,966
Taxable securities	313	421	930	1,165
Tax exempt securities	151	188	457	632
Federal funds sold and other	28	27	91	92

	2,899	3,228	8,885	9,855

Interest expense
Deposits	422	615	1,482	2,056
Federal Home Loan Bank advances and other	110	146	353	475

	532	761	1,835	2,531

Net interest income	2,367	2,467	7,050	7,324

Provision for loan losses	7	57	106	317

Net interest income after provision for loan losses	2,360	2,410	6,944	7,007

Non-interest income
Recovery (Loss) – fictitious loans	753	(134)	743	(134)
Service charges on deposits	133	146	414	408
Other service charges	8	1	23	13
Net gains on sales of loans	144	96	527	323
Net gains on sales of securities	—	46	—	240
Income from company owned life insurance	51	54	154	164
Loss on disposal of equipment	—	—	(10)	—
Other	6	3	14	12

	1,095	212	1,865	1,026

Non-interest expense
Salaries and employee benefits	1,147	1,023	3,118	3,052
Occupancy and equipment	211	216	643	620
Data processing	193	158	546	486
Federal deposit insurance	46	43	136	145
Foreclosed assets, net	131	(62)	244	39
Advertising	34	83	100	205
Professional fees	54	153	449	516
Other taxes	63	61	187	173
Other	292	236	889	691

	2,171	1,911	6,312	5,927

Income before income taxes	1,284	711	2,497	2,106

Income tax expense	406	162	739	500

Net income	$878	$549	$1,758	$1,606

Earnings per share:
Basic	$0.29	$0.18	$0.57	$0.52
Diluted	$0.29	$0.18	$0.57	$0.52
Dividend per share	$0.04	$0.04	$0.12	$0.04

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
		(revised)		(revised)
	(in thousands)		(in thousands)

Net income	$878	$549	$1,758	$1,606

Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(1,884)	1,217	(2,493)	892
Reclassification adjustments for (gains) losses included in net income	—	(46)	—	(240)

Net unrealized holding gains (losses) on available-for-sale securities	(1,884)	1,171	(2,493)	652
Tax effect	640	(399)	847	(222)

Other comprehensive income (loss):	(1,244)	772	(1,646)	430

Comprehensive income (loss)	$(366)	$1,321	$112	$2,036

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	(in thousands)

Balances, October 1, 2012	$34	$31,979	$29,416	$(2,563)	$1,716	$60,582

Net income	—	—	1,758	—	—	1,758
Stock repurchases	(2)	(2,080)	—	—		(2,082)
Dividends paid	—	—	(405)	—	—	(405)
ESOP compensation earned	—	85	—	101	—	186
Stock based compensation expense	—	97				97
Changes in unrealized gain (loss) on securities available for sale, net of taxes	—	—	—	—	(1,646)	(1,646)

Balances, June 30, 2013	$32	$30,079	$30,769	$(2,462)	$70	$58,488

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2013	2012
		(revised)
	(in thousands)
OPERATING ACTIVITY
Net income	$1,758	$1,606
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	307	293
Provision for loan losses	106	317
ESOP compensation expense	141	141
Stock based compensation expense	97	—
Gain on sale of securities	—	(240)
Loss on disposal of assets	10	—
Loss on sale of other real estate owned	158	(32)
Net amortization on securities	707	496
Deferred income tax (benefit) expense	440	183
Net gain on sale of loans	(527)	(323)
Origination of loans held for sale	(6,049)	(9,117)
Proceeds from loans held for sale	6,940	9,776
Income from company owned life insurance	(154)	(164)
Decrease (increase) in:
Accrued interest receivable	156	7
Other assets	(98)	146
Increase (decrease) in:
Accrued interest payable	(157)	(142)
Other liabilities	16	(885)

Net cash from operating activities	3,851	2,062

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sale	—	15,969
Proceeds from calls	11,265	41,559
Proceeds from maturities	1,224	665
Purchases	(24,608)	(77,232)
Principal payments received	10,113	3,584
Purchase of Federal Home Loan Bank stock	—	(47)
Loan originations and principal payments on loans, net	5,138	492
Proceeds from the sale of other real estate owned	507	466
Purchase of premises and equipment	(445)	(173)

Net cash from investing activities	3,194	(14,717)

FINANCING ACTIVITIES
Net change in deposits	(11,925)	(5,819)
Payments on Federal Home Loan Bank borrowings	(3,213)	(3,943)
Cash dividends paid	(405)	(270)
Stock repurchases	(2,082)	—

Net cash from financing activities	(17,625)	(10,032)

DECREASE IN CASH AND CASH EQUIVALENTS	(10,580)	(22,687)

Cash and cash equivalents at beginning of year	23,430	48,440

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,850	$25,753

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$1,992	$2,673
Income taxes	$223	$—
Real estate acquired in settlement of loans	$191	$1,334

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2013 and September 30, 2012 and the results of operations and cash flows for the interim periods ended June 30, 2013 and 2012. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

The Company reported this event to its blanket bond insurance provider and the blanket bond insurance provider has agreed to pay $824,010 in exchange for the assignment by the Company and the Association of all claims, rights and causes of action which they could have asserted against the employee and any other person or entities which are or may be liable to the Company and the Association related to the losses suffered, and the general release by the Company and the Association of the blanket bond insurer and its affiliates. The Company recorded this payment during the quarter ending June 30, 2013 as recovery for the previously recognized losses, resulting in a non-recurring increase in non-interest income for the quarter.

The applicable effect on the prior year statement of income related to these fictitious loans is as follows (in thousands):

	For the three months ended June 30, 2012	For the nine months ended June 30, 2012
Statement of Income:
Interest and dividend income as previously reported	$3,241	$9,877
Interest income fictitious loans	(13)	(22)

Interest and dividend income as adjusted	$3,228	$9,855

Net interest income as previously reported	$2,480	$7,346
Interest income fictitious loans	(13)	(22)

Net interest income as adjusted	$2,467	$7,324

Net-interest income after provision for loan loss as previously reported	$2,423	$7,029
Interest income fictitious loans	(13)	(22)

Net interest income after provision for loan loss as adjusted	$2,410	$7,007

Non-interest income as previously reported	$346	$1,160
Recovery (loss) fictitious loans	(134)	(134)

Non-interest income as adjusted	$212	$1,026

Income before income taxes previously reported	$858	$2,262
Interest income fictitious loans	(13)	(22)
Fictitious loans	(134)	(134)

Income before income tax as adjusted	$711	$2,106

Income tax expense as previously reported	$212	$553
Tax impact of fictitious loans and related interest	(50)	(53)

Income tax expense as adjusted	$162	$500

Net income as previously reported	$646	$1,709
Fictitious loans and related interest adjustment, net of tax	(97)	(103)

Net income as adjusted	$549	$1,606

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at June 30, 2013 and September 30, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2013
States and political subdivisions	$25,585	$1,018	$(91)	$26,512
U.S. Government agencies and sponsored entities	28,545	3	(598)	27,950
Government sponsored entities residential mortgage-backed:
FHLMC	19,242	34	(104)	19,172
FNMA	15,405	65	(127)	15,343
Collateralized mortgage obligations	4,378	—	(93)	4,285

Total securities	$93,155	$1,120	$(1,013)	$93,262

September 30, 2012
States and political subdivisions	$24,445	$1,743	$—	$26,188
U.S. Government agencies and sponsored entities	22,250	16	(9)	22,257
Government sponsored entities residential mortgage-backed:
FHLMC	25,330	444	—	25,774
FNMA	19,831	406	—	20,237

Total securities	$91,856	$2,609	$(9)	$94,456

The proceeds from sales and calls of securities and the associated gross gains and losses are listed below (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Proceeds	$4,395	$18,010	$11,265	$57,528
Gross gains	—	46	—	240

The provision for income taxes for the three months and nine months ended June 30, 2012 related to net realized securities gains was $16,000 and $82,000, respectively, based on an income tax rate of 34%.

The amortized cost and fair value of the securities portfolio at June 30, 2013 are shown in the following table by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	June 30, 2013
	Amortized Cost	Fair Value

Within one year	$414	$420
One to five years	3,080	3,205
Five to ten years	32,346	32,316
Beyond ten years	22,668	22,806
Mortgage-backed securities	34,647	34,515

Total	$93,155	$93,262

The following table summarizes the securities with unrealized losses at June 30, 2013 and September 30, 2012, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2013
States and political subdivisions	2,697	(91)	—	—	2,697	(91)
U.S. Government agencies and sponsored entities	26,696	(598)	—	—	26,696	(598)
Government sponsored entities residential mortgage-backed:
FHLMC	13,164	(104)	—	—	13,164	(104)
FNMA	8,574	(127)	—	—	8,574	(127)
Collaterized mortgage obligations	4,285	(93)	—	—	4,285	(93)

Total securities	$55,416	$(1,013)	$—	$—	$55,416	$(1,013)

September 30, 2012
U.S. Government agencies and sponsored entities	10	(9)	—	—	10	(9)

Total securities	$10	$(9)	$—	$—	$10	$(9)

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

NOTE 4 – LOANS

Loans at June 30, 2013 and September 30, 2012 were as follows (in thousands):

	June 30, 2013	September 30, 2012

Real estate:
One to four family	$131,385	$141,307
Multi-family	1,042	985
Commercial real estate	17,050	16,333
Construction and land	4,136	3,095

	153,613	161,720

Commercial and Industrial	6,333	4,895

Consumer
Home equity lines of credit	5,784	5,911
Motor vehicle	8,371	6,968
Other	2,652	2,592

	16,807	15,471

Total	176,753	182,086
Less: Net deferred loan fees	72	84
Allowance for loan losses	1,979	2,004

	$174,702	$179,998

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2013 and September 30, 2012. Accrued interest receivable of $634,000 and $746,000 at June 30, 2013 and September 30, 2012, respectively, and net deferred loans fees of $72,000 at June 30, 2013 and $84,000 at September 30, 2012, are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

June 30, 2013:
	Allowance for Loan Losses			Loan Balances
Loan Segment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Real estate	$—	$1,880	$1,880	$—	$153,613	$153,613
Commercial and industrial	—	49	49	—	6,333	6,333
Consumer	—	50	50	—	16,807	16,807

Total	$—	$1,979	$1,979	$—	$176,753	$176,753

September 30, 2012:
	Allowance for Loan Losses			Loan Balances
Loan Segment	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total

Real estate	$—	$1,824	$1,824	$—	$161,720	$161,720
Commercial and industrial	—	47	47	—	4,895	4,895
Consumer	—	133	133	—	15,471	15,471

Total	$—	$2,004	$2,004	$—	$182,086	$182,086

The following table sets forth an analysis of our allowance for loan losses for the three and nine months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$1,975	$1,541	$2,004	$1,658
Provision for loan losses:
Commercial and Industrial	(2)	11	(38)	91
Real Estate:
Commercial	44	41	(507)	412
Residential	(40)	(6)	718	(81)
Consumer	5	11	(67)	(105)

Total provision	7	57	106	317
Amounts charged off:
Real Estate:
Commercial	—	—	—	(151)
Residential	(13)	(34)	(180)	(277)
Consumer	(3)	—	(16)	(32)

Total loans charged off	(16)	(34)	(196)	(460)
Recoveries of amounts previously charged off:
Real Estate:
Commercial	12	22	60	22
Residential	1	7	5	38
Consumer	—	—	—	18

Total recoveries	13	29	65	78
Net charge-offs	(3)	(5)	(131)	(382)

Balance at end of period	$1,979	$1,593	$1,979	$1,593

There were no impaired loans at or during the three or nine month periods ended June 30, 2013, the year ended September 30, 2012 or during the three or nine month period ended June 30, 2012.

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2013 and September 30, 2012 (in thousands):

	As of June 30, 2013		As of September 30, 2012
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Real estate:
One to four family	$649	$—	$976	$—
Multi-family	—	—	—	—
Commercial real estate	35	—	—	307
Construction and land	—	—	—	—
Commercial and industrial	—	—	—	14
Consumer:
Home equity loans and lines of credit	—	—	15	—
Motor vehicle	—	—	—	—
Other	80	—	4	—

Total	$764	$—	$995	$321

The following table presents the aging of the recorded investment in past due loans as of June 30, 2013 and September 30, 2012 by class of loans. Non-accrual loans of $764,000 as of June 30, 2013 and $995,000 at September 30, 2012 are included in the tables below and have been categorized based on their payment status (in thousands).

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2013
Real estate:
One to four family	$519	$262	$649	$1,430	$129,955	$131,385
Multi-family	—	—	—	—	1,042	1,042
Commercial real estate	122	—	35	157	16,893	17,050
Construction and land	40	—	—	40	4,096	4,136
Commercial and industrial	—	—	—	—	6,333	6,333
Consumer:
Home equity loans and lines of credit	—	—	—	—	5,784	5,784
Motor vehicle	29	—	—	29	8,342	8,371
Other	—	—	80	80	2,572	2,652

Total	$710	$262	$764	$1,736	$175,017	$176,753

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2012
Real estate:
One to four family	$1,117	$169	$803	$2,089	$139,218	$141,307
Multi-family	—	—	—	—	985	985
Commercial real estate	139	—	307	446	15,887	16,333
Construction and land	525	—	—	525	2,570	3,095
Commercial and industrial	4	135	14	153	4,742	4,895
Consumer:
Home equity loans and lines of credit	—	—	15	15	5,896	5,911
Motor vehicle	87	28	—	115	6,853	6,968
Other	2	—	—	2	2,590	2,592

Total	$1,874	$332	$1,139	$3,345	$178,741	$182,086

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Not Rated
June 30, 2013
One to four family	$126,783	$1,889	$2,713	$—	$—
Multi family	1,042	—	—	—	—
Commercial and land	20,206	9	971	—	—
Commercial and industrial	6,333	—	—	—	—
Home equity loans and lines of credit	5,738	39	7	—	—
Motor vehicle	8,333	11	27	—	—
Other	2,652	—	—	—	—

Total	$171,087	$1,948	$3,718	$—	$—

September 30, 2012
One to four family	$137,968	$954	$2,385	$—	$—
Multi family	985	—	—	—	—
Commercial and land	17,749	810	869	—	—
Commercial and industrial	4,895	—	—	—	—
Home equity loans and lines of credit	5,874	15	22	—	—
Motor vehicle	6,907	20	41	—	—
Other	2,592	—	—	—	—

Total	$176,970	$1,799	$3,317	$—	$—

The Company had no troubled debt restructuring at June 30, 2013 or September 30, 2012.

The Company considers the performance of the loan portfolio and its impact on the allowance for loan losses. For all loan classes, the Company also evaluates credit quality based on the aging status of the loan, which was previously presented, and by payment activity on a quarterly basis.

NOTE 5: FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at June 30, 2013 and September 30, 2012 were as follows (in thousands):

	June 30, 2013	September 30, 2012

Maturities February 2016 through June 2024, fixed rate at rates from 2.16% to 6.70%, weighted average rate of 2.96% at June 30, 2013 and 2.95% at September 30, 2012	$14,459	$17,672

Payments contractually required over the next five years are as follows (in thousands):

June 30,
2014	$4,535
2015	2,996
2016	2,433
2017	1,949
2018	1,569
Thereafter	977

Total	$14,459

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below (in thousands):

	Fair Value Measurements at June 30, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities:
States and political subdivisions	$26,512	$—	$26,512	$—
U.S. Government agencies and sponsored entities	27,950	—	27,950	—
Mortgage backed securities: residential	34,515	—	34,515	—
Collateralized mortgage obligations	4,285	—	4,285	—

Total securities	$93,262	$—	$93,262	$—

	Fair Value Measurements at September 30, 2012 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Securities:
States and political subdivisions	$26,188	$—	$26,188	$—
U.S. Government agencies and sponsored entities	22,257	—	22,257	—
Mortgage backed securities: residential	46,011	—	46,011	—

Total securities	$94,456	$—	$94,456	$—

There were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2013 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Other real estate owned
(Commercial Real Estate), net	$318	$—	$—	$318
(one to four family), net	8	—	—	8

		Fair Value Measurements at September 30, 2012 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Other real estate owned
(One to four family), net	$268	$—	$—	$268

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

At June 30, 2013, other real estate owned had a net carrying amount of $326,000 made up of the outstanding balance of $455,000 net of a valuation allowance of $129,000, which resulted in a write-down of $129,000 for the nine months ended June 30, 2013. At September 30, 2012, other real estate owned had a net carrying amount of $268,000 made up of the outstanding balance of $336,000, net of a valuation allowance of $68,000.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2013 and September 30, 2012 are as follows (in thousands):

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
June 30, 2013
Financial assets
Cash and cash equivalents	$12,850	$12,850	$—	$—	$12,850
Securities	93,262	—	93,262	—	93,262
Federal Home Loan Bank stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	355	—	361	—	361
Loans, net	174,702	—	—	186,276	186,276
Accrued interest receivable	1,099	—	465	634	1,099

Financial liabilities
Deposits	$224,547	$95,115	$130,824	$—	$225,939
Federal Home Loan Bank advances	14,459	—	14,978	—	14,978
Accrued interest payable	219	—	219	—	219

		Fair Value Measurements
	Carrying Amount	Level 1	Level 2	Level 3	Total
September 30, 2012
Financial assets
Cash and cash equivalents	$23,430	$23,430	$—	$—	$23,430
Securities	94,456	—	94,456	—	94,456
Federal Home Loan Bank stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	719	—	739	—	739
Loans, net	179,998	—	—	202,153	202,153
Accrued interest receivable	1,255	—	509	746	1,255

Financial liabilities
Deposits	$236,472	$96,176	$141,826	$—	$238,002
Federal Home Loan Bank advances	17,672	—	18,764	—	18,764
Accrued interest payable	376	—	376	—	376

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

Contributions to the ESOP totaled $143,000 and $46,000 for the nine months ended June 30, 2013 and 2012, respectively.

Shares held by the ESOP at June 30, 2013 were as follows (in thousands):

	June 30, 2013	September 30, 2012
Allocated to participants	16,862	3,372
Unallocated	6,745	10,117
Unearned	246,183	256,301

Total ESOP shares	269,790	269,790

Fair value of unearned shares (in thousands)	$3,693	$3,158

NOTE 8 – EARNINGS PER SHARE

The factors used in the earnings per share computation, at three and nine months ended June 30, 2013 and 2012, were as follows:

	Three months ended June 30, 2013	Three months ended June 30, 2012	Nine months ended June 30, 2013	Nine months ended June 30, 2012
		(revised)		(revised)
Basic
Net income	$878,000	$549,000	$1,758,000	$1,606,000

Weighted average common shares outstanding	3,250,934	3,372,375	3,323,525	3,372,375
Less: Average unallocated ESOP shares	(252,928)	(267,525)	(257,424)	(267,525)

Average shares	2,998,006	3,104,850	3,066,101	3,104,850

Basic earnings per common share	$0.29	$0.18	$0.57	$0.52

Diluted
Net income	$878,000	$549,000	$1,758,000	$1,606,000

Weighted average common shares outstanding for basic earnings per common share	2,998,006	3,104,850	3,066,101	3,104,850
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares	2,998,006	3,104,850	3,066,101	3,104,850

Diluted earnings per common share	$0.29	$0.18	$0.57	$0.52

There were no potentially dilutive securities outstanding June 30, 2012. Stock options of 290,000 shares of common stock were not considered in computing diluted earnings per common share for 2013 because they were antidilutive. Restricted stock awards of 134,895 shares of common stock were not considered in computing diluted earnings per common share for 2013 because they were antidilutive.

NOTE 9 – STOCK REPURCHASE PROGRAM

On December 18, 2012, the Board of Directors of Poage Bankshares, Inc. (the “Company”) authorized a stock repurchase program pursuant to which the Company intended to purchase up to 168,619 of its issued and outstanding shares of common stock, which represented approximately 5.0% of the Company’s issued and outstanding shares. All repurchased shares are held by the Company as authorized but unissued shares. On June 11, 2013, the Board of Directors of the Company terminated the Company’s existing stock repurchase program, under which the Company had previously purchased a total of 136,046 shares of its common stock at a weighted average price of $14.51 per share.

On June 11, 2013, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to purchase up to 161,816 of its issued and outstanding shares of common stock, which represents approximately 5.0% of the Company’s issued and outstanding shares. The repurchase program commenced on June 14, 2013. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares.

NOTE 10 - STOCK BASED COMPENSATION

On January 8, 2013, the shareholders of Poage Bankshares, Inc. approved the Poage Bankshares, Inc. 2013 Equity Incentive Plan (the “Plan”) for employees and directors of the Company. The Plan authorizes the issuance of up to 472,132 shares of the Company’s common stock, with no more than 134,895 of shares as restricted stock awards and 337,237 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Plan may not be less than the fair market value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

On April 16, 2013, the compensation committee of the board of directors approved the issuance of 134,895 shares of restricted stock to its directors and officers. In addition, on May 10, 2013, the compensation committee of the board of directors approved the issuance of 290,000 stock options to its directors and officers. All stock options and restricted stock awards vest ratably over five years. Stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

The following table summarizes stock option activity for the nine months ended June 30, 2013:

	Options	Exercise Price
Outstanding – October 1, 2012	—	—
Granted	290,000	$15.00
Exercised	—	—
Forfeited	—	—
Outstanding – June 30, 2013	290,000	$15.00
Fully vested and exercisable at June 30, 2013	—	$—
Expected to vest in future periods	290,000	—

The fair value for each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the following assumptions. The Company uses the U.S. Treasury yield curve in effect at the time of the grant to determine the risk-free interest rate. The expected dividend yield is estimated using the projected annual dividend level and recent stock price of the Company’s common stock at the date of grant. Expected stock volatility is based on historical volatilities of the Company’s common stock. The expected term of the options is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of options granted was as follows:

Risk-free interest rate	1.41%
Expected dividend yield	1.06%
Expected stock volatility	12.94
Expected life (years)	5

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. No options were earned during the nine months ended June 30, 2013. Stock-based compensation expense for stock options for the three and nine months ended was $13,000 and $13,000, respectively. Total unrecognized compensation cost related to non-vested stock options was $567,000 at June 30, 2013 and is expected to be recognized over a period of 5.0 years.

The following table summarizes non-vested restricted stock activity for the nine months ended June 30, 2013:

2013
Balance – October 1, 2012	—
Granted	134,895
Forfeited	—
Vested	—
Balance – end of period	134,895

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted during the year ended June 30, 2013 was $15.10 per share or $2,037,000. Stock-based compensation expense for restricted stock included in noninterest expense for the three and nine months ended June 30, 2013 was $84,000 and $84,000, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $1,953,000 and is expected to be recognized over a weighted-average period of 5 years.

NOTE 11 – DEFINED BENEFIT PENSION PLAN

The Company’s defined benefit pension plan was “frozen” as of February 1, 2013. Contributions will be limited to sustaining earned participant benefits.

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

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations during the current economic conditions in the United States;

•	our ability to manage the risk from the growth of our commercial real estate lending;

•	significant increases in our loan losses, exceeding our allowance;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation;

•	further declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to high concentration of loans secured by real estate located in our market area;

•	significant increases in our loan losses;

•	our ability to increase multi-family, commercial real estate and commercial loan portfolio while maintaining asset quality;

•	risks relating to acquisitions and our ability to integrate and operate profitably any financial institution that we may acquire;

•	our ability to pay dividends;

•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);

•	general economic conditions, either nationally or in our market area;

•	changes in consumer spending, borrowing and savings habits, including a lack of consumer confidence in financial institutions;

•	potential increases in deposit assessments;

•	significantly increased competition among depository and other financial institutions;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies;

•	legislative or regulatory changes, including increased deposit or premium assessments and increased compliance costs, that adversely affect our business and earnings;

•	changes in the level of government support of housing finance;

•	significantly increased competition with financial institutions;

•	risks and costs related to being a publicly traded company; and

•	changes in our organization, compensation and benefit plans.

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

Comparison of Financial Condition at June 30, 2013 and September 30, 2012

Our total assets decreased $17.4 million, or 5.5%, to $299.8 million at June 30, 2013 from $317.2 million at September 30, 2012. The decrease was primarily due to a decrease of cash and due from financial institutions of $10.5 million, or 44.9%, to $12.9 million at June 30, 2013 from $23.4 million at September 30, 2012 and a decrease in loans receivable of $5.3 million, or 2.9%, to $174.7 million at June 30, 2013 from $180.0 million at September 30, 2012.

Loans receivable, net, decreased $5.3 million, or 2.9%, to $174.7 million at June 30, 2013 from $180.0 million at September 30, 2012. This decrease was largely due to reduced one-to-four family loan in house originations, increases in loans sold in the secondary market and the reduced level of refinancing, partially offset by increases in other loan products. Non-performing loans decreased to $764,000, or 41.2% of total loans at June 30, 2013 from $1.3 million September 30, 2012.

Loans held for sale decreased $364,000, or 50.6%, to $355,000 at June 30, 2013 from $719,000 at September 30, 2012.

Securities available for sale decreased $1.2 million, or 1.3%, to $93.3 million at June 30, 2013 from $94.5 million at September 30, 2012.

Deposits decreased $11.9 million, or 5.0%, to $224.5 million at June 30, 2013 from $236.4 million at September 30, 2012. The decrease was primarily attributable to a decrease of $10.8 million, or 7.7%, in certificates of deposit, as well a decrease in savings and NOW accounts of $0.7 million, or 0.8%. The decrease in certificates of deposit is primarily related to depositors seeking better yields on their funds through other sources given the low interest rate environment.

Federal Home Loan Bank advances decreased $3.2 million, or 18.1%, to $14.5 million at June 30, 2013 from $17.7 million at September 30, 2012. This decrease in borrowings was primarily the result of regular principal payments and maturities.

Total shareholders’ equity decreased $2.1 million, or 3.5%, to $58.5 million at June 30, 2013, compared to $60.6 million at September 30, 2012. The decrease resulted primarily from a decrease in accumulated other comprehensive income of $1.6 million, cash dividends of $0.4 million and repurchases of company stock in the amount of $2.0 million, partially offset by net income of $1.8 million for the nine months ended June 30, 2013. The decrease in accumulated other comprehensive income was due to an increase in unrealized losses on securities available for sale.

Average Balance and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income. Yields and costs have been annualized.

	For the Three Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
					(revised)
Assets:
Interest-earning assets:
Loans	$174,305	$2,407	5.52%	$180,048	$2,592	5.76%
Investment securities	94,466	464	1.96%	99,557	609	2.45%
FHLB stock	1,953	21	4.30%	1,947	20	4.11%
Other interest-earning assets	11,272	7	0.25%	19,712	7	0.14%

Total interest-earning assets	281,996	2,899	4.11%	301,264	3,228	4.29%

Noninterest-earning assets	25,825			19,392

Total assets	307,821			320,656

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	88,601	35	0.16%	93,919	82	0.35%
Certificates of deposit	133,141	387	1.16%	142,258	533	1.50%

Total interest bearing deposits	221,742	422	0.76%	236,177	615	1.04%

FHLB advances	17,486	110	2.52%	19,758	146	2.96%

Total interest bearing liabilities	239,228	532	0.89%	255,935	761	1.19%

Non-interest bearing liabilities:
Non-interest bearing deposits	5,909			1,014
Accrued interest payable	180			353
Other liabilities	3,433			2,898

Total non-interest bearing liabilities	9,522			4,265

Total liabilities	248,750			260,200

Total equity	59,071			60,457

Total liabilities and equity	$307,821			$320,657

Net interest income		2,367			2,467
Interest rate spread			3.22%			3.10%
Net interest margin			3.36%			3.28%
Average interest-earning assets to average interest-bearing liabilities		117.88%			117.71%

	For the Nine Months Ended June 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
					(revised)
Assets:
Interest-earning assets:
Loans	$176,579	$7,407	5.59%	$181,056	$7,966	5.87%
Investment securities	96,703	1,387	1.91%	96,671	1,797	2.48%
FHLB stock	1,953	65	4.44%	1,919	61	4.24%
Other interest-earning assets	17,726	26	0.20%	22,711	31	0.18%

Total interest-earning assets	292,961	8,885	4.04%	302,357	9,855	4.35%

Noninterest-earning assets	19,173			20,555

Total assets	312,134			322,912

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	87,587	191	0.29%	91,526	292	0.43%
Certificates of deposit	133,710	1,291	1.29%	144,471	1,764	1.63%

Total interest bearing deposits	221,297	1,482	0.89%	235,997	2,056	1.16%

FHLB advances	15,979	353	2.95%	21,057	475	3.01%

Total interest bearing liabilities	237,276	1,835	1.03%	257,054	2,531	1.31%

Non-interest bearing liabilities:
Non-interest bearing deposits	6,203			956
Accrued interest payable	311			380
Other liabilities	8,809			4,651

Total non-interest bearing liabilities	15,323			5,987

Total liabilities	252,599			263,041

Total equity	59,535			59,871

Total liabilities and equity	$312,134			$322,912

Net interest income		7,050			7,324
Interest rate spread			3.01%			3.04%
Net interest margin			3.21%			3.23%
Average interest-earning assets to average interest-bearing liabilities		123.47%			117.62%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At June 30, 2013, we had $14.4 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $59.6 million.

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

As of June 30, 2013, based on the most recent notification from the OCC, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Association’s prompt corrective action category.

Actual and required capital amounts (in thousands) and ratios for the Association are presented below at June 30, 2013 and year-end:

	Actual			For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio		Amount		Ratio	Amount		Ratio
As of June 30, 2013:
Total Risk-Based Capital (to Risk-weighted Assets)	$47,704	31.01%	≥	$12,307	≥	8.00%	$15,383	≥	10.00%
Tier I Capital (to Risk-weighted Assets)	45,781	29.76%	≥	6,153	≥	4.00%	9,230	≥	6.00%
Tier I Capital (to Adjusted Total Assets)	45,781	15.29%	≥	11,978	≥	4.00%	14,972	≥	5.00%

	Actual			For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio		Amount		Ratio	Amount		Ratio
As of September 30, 2012:
Total Risk-Based Capital (to Risk-weighted Assets)	$45,499	29.29%	≥	$12,429	≥	8.00%	$15,388	≥	10.00%
Tier I Capital (to Risk-weighted Assets)	43,547	28.03%	≥	6,214	≥	4.00%	9,203	≥	6.00%
Tier I Capital (to Adjusted Total Assets)	43,547	13.78%	≥	12,644	≥	4.00%	16,346	≥	5.00%

In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Company and the Association on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2013 and June 30, 2012

General. Net income increased to $878,000 for the three months ended June 30, 2013 from $549,000 for the three months ended June 30, 2012. The increase reflected an increase in non-interest income of $820,000 to $1.2 million for the three months ended June 30, 2013 from $346,000 for the three months ended June 30, 2012, partially offset by a decrease in net interest income of $100,000 and an increase in non-interest expense of $197,000 for the three months ended June 30, 2013.

Net income increased to $1.8 million for the nine months ended June 30, 2013 from $1.6 million for the nine months ended June 30, 2012. The increase reflected an increase in non-interest income of $786,000 to $1.9 million for the nine months ended June 30, 2013 from $1.2 million for the nine months ended June 30, 2012, partially offset by a decrease in net interest income of $274,000 and an increase in non-interest expense of $332,000 for the nine months ended June 30, 2013.

Interest Income. Interest income decreased to $2.9 million for the three months ended June 30, 2013 from $3.2 million for the three months ended June 30, 2012.

Interest income on loans decreased $185,000, or 7.1%, to $2.4 million for the three months ended June 30, 2013 from $2.6 million for the three months ended June 30, 2012. The average balance of loans decreased $5.7 million, or 3.2%, to $174.3 million for the three months ended June 30, 2013 from $180.0 million for the three months ended June 30, 2012. Likewise, the average yields on loans decreased to 5.52% for the three months ended June 30, 2013, compared to 5.76% for the three months ended June 30, 2012. Interest income on investment securities decreased $145,000, or 23.8%, to $464,000 for the three months ended June 30, 2013 from $609,000 for the three months ended June 30, 2012. The decrease resulted from a decrease in the average balance of such securities to $94.4 million at June 30, 2013 from $99.6 million at June 30, 2012 and a decrease in average yield to 1.96% for the three months ended June 30, 2013, compared to 2.45% for the three months ended June 30, 2012.

Interest income decreased $970,000, or 9.8%, to $8.9 million for the nine months ended June 30, 2013 from $9.9 million for the nine months ended June 30, 2012.

Interest income on loans decreased $559,000, or 7.0%, to $7.4 million for the nine months ended June 30, 2013, from $8.0 million for the nine months ended June 30, 2012. The average balance of loans decreased $4.5 million, or 2.5%, to $176.6 million for the nine months ended June 30, 2013 from $181.1 million for the nine months ended June 30, 2012. The average yields on loans decreased to 5.59% for the nine months ended June 30, 2013, compared to 5.87% for the nine months ended June 30, 2012. Interest income on investment securities decreased $410,000, or 22.9%, to $1.4 million for the nine months ended June 30, 2013 from $1.8 million for the nine months ended June 30, 2012. The average balance of such securities remained constant at June 30, 2013 and 2012 at $96.7 million. The average yield on investment securities decreased to 1.91% for the nine months ended June 30, 2013, compared to 2.48% for the nine months ended June 30, 2012.

Interest Expense. Interest expense decreased $229,000, or 30.1%, to $532,000 for the three months ended June 30, 2013 from $761,000 for the three months ended June 30, 2012. The decrease primarily reflected a decrease in the average rate paid on deposits to 0.76% for the three months ended June 30, 2013 from 1.04% for the three months ended June 30, 2012, and a decrease in the average balance of deposits to $221.7 million from $236.2 million for the same periods. Interest expense on Federal Home Loan Bank Advances decreased $36,000 or 24.7% to $110,000 for the three months ended June 30, 2013 from $146,000 for the three months ended June 30, 2012. This decrease was due to a decrease of $2.3 million in the average balance of these borrowings, and a 44 basis point decrease in the average rate paid on these borrowings.

Interest expense decreased $696,000, or 27.5%, to $1.8 million for the nine months ended June 30, 2013 from $2.5 million for the nine months ended June 30, 2012. The decrease primarily reflected a decrease in the average rate paid on deposits to 0.89% for the nine months ended June 30, 2013 from 1.16% for the nine months ended June 30, 2012, and a decrease in the average balance of deposits from $236.9 million to $221.3 million for the same periods. Interest expense on Federal Home Loan Bank Advances decreased $122,000 or 25.7% to $353,000 for the nine months ended June 30, 2013 from $475,000 for the nine months ended June 30, 2012. This decrease was due to a decrease of $5.1 million in the average balance of these borrowings, and a 6 basis point decrease in the average rate paid on these borrowings.

Interest expense on certificates of deposits decreased $146,000, or 27.4%, to $387,000 for the three months ended June 30, 2013 from $533,000 for the three months ended June 30, 2012. This decrease reflected a decrease in the average rate paid on certificates of deposits to 1.16% for the three months ended June 30, 2013 from 1.50% for the three months ended June 30, 2012, as well as a decrease in the average balance of such certificates to $133.1 million from $142.3 million. Interest expense on money market deposits, savings, and NOW and demand deposits decreased $47,000, or 57.3%, to $35,000 for the three months ended June 30, 2013 from $82,000 for the three months ended June 30, 2012. The decrease was due to a decrease in cost on these deposits to 0.16% for the three months ended June 30, 2013 from 0.35% for the three months ended June 30, 2012, as well as a decrease in average balance of such deposits to $88.6 million from $93.9 million.

Interest expense on certificates of deposit decreased $473,000, or 23.0%, to $1.31 million for the nine months ended June 30, 2013 from $1.8 million for the nine months ended June 30, 2012. This decrease reflected a decrease in the average rate paid on certificates of deposits to 1.29% for the nine months ended June 30, 2013 from 1.63% for the nine months ended June 30, 2012, as well as a decrease in the average balance of such certificates to $133.7 million from $144.4 million. Interest expense on money market deposits, savings, and NOW and demand deposits decreased $101,000, or 34.6%, to $191,000 for the nine months ended June 30, 2013 from $292,000 for the nine months ended June 30, 2012. The decrease was primarily due to a decrease in cost on these accounts to 0.29% for the three months ended June 30, 2013 from 0.43% for the three months ended June 30, 2012.

Net Interest Income. Net interest income decreased $100,000, or 4.1%, to $2.4 million for the three months ended June 30, 2013 from $2.5 million for the three months ended June 30, 2012. The interest rate spread increased to 3.22% from 3.10%, along with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 117.88% from 117.71%. Our net interest margin increased to 3.36% from 3.28%. The increases in our interest rate spread and net interest margin were largely due to a reduction of interest rates in the current low interest rate environment.

Net interest income decreased $274,000, or 3.7%, to $7.1 million for the nine months ended June 30, 2013 from $7.3 million for the nine months ended June 30, 2012. The interest rate spread decreased to 3.01% from 3.04%, along with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 123.47% from 117.62%. Our net interest margin decreased to 3.21% from 3.23%. The decreases in our interest rate spread and net interest margin were largely due to a reduction of interest rates in the current low interest rate environment.

Provision for Loan Losses. We recorded a provision for loan losses of $7,000 and $57,000, respectively, for the three months ended June 30, 2013 and 2012, and a provision for loan losses of $106,000 and $317,000, respectively, for the nine months ended June 30, 2013 and 2012, reflecting the minimal levels of nonperforming loans and charge-offs during the periods. The provisions for each period were based on management’s quarterly calculations and resulted primarily from increased subjective factors applied to its loan portfolio. Management reevaluated the residential subjective factors and has applied more emphasis on the residential real estate portfolio based on historical losses, nonperforming loans and the level of rental property within the portfolio. The allowance for loan losses was $2.0 million, or 1.1% of total loans at both June 30, 2013 and September 30, 2012, compared to $1.6 million or 0.9% of total loans at June 30, 2012. Total nonperforming loans were $0.8 million at June 30, 2013 and $1.3 million at September 30, 2012 compared to $1.6 million at June 30, 2012. As a percentage of nonperforming loans, the allowance for loan losses was 259.0% at June 30, 2013 compared to 175.9% at September 30, 2012 and 100.1% at June 30, 2012.

Noninterest Income. Noninterest income increased $883,000 or 416.5%, to $1.1 million for the three months ended June 30, 2013 from $212,000 for the three months ended June 30, 2012. The increase in noninterest income was primarily attributable to an insurance recovery of $824,000 related to previously written off fictitious loans.

Noninterest income increased $839,000, or 81.8%, to $1.9 million for the nine months ended June 30, 2013 from $1.0 million for the nine months ended June 30, 2012. The increase in noninterest income was primarily attributable to an insurance recovery of $824,000 related to previously written off fictitious loans.

Noninterest Expense. Noninterest expense increased $260,000, or 13.6%, to $2.2 million for the three months ended June 30, 2013, compared to $1.9 million for the three months ended June 30, 2012. This increase was due largely to the grant of awards under our share based compensation plans during the third quarter of 2013 and an increase in expenses related to foreclosed assets.

Noninterest expense increased $385,000, or 6.5%, to $6.3 million for the nine months ended June 30, 2013, compared to $5.9 million for the nine months ended June 30, 2012. This increase was due largely to an increase in expenses related to foreclosed assets and other costs related to being a public company, including the grant of awards under our share based compensation plans.

Income Tax Expense. The provision for income taxes was $406,000 for the three months ended June 30, 2013, compared to $162,000 for the three months ended June 30, 2012. Our effective tax rates for the three months ended June 30, 2013 and 2012 were 31.6%, and 22.8%, respectively. The increase in the effective tax rate is largely due to a reduction in tax exempt income of $37,000 to $151,000 for the three months ended June 30, 2013 from $188,000 for the three months ended June 30, 2012.

The provision for income taxes was $739,000 for the nine months ended June 30, 2013, compared to $500,000 for the nine months ended June 30, 2012. Our effective tax rates for the six months ended June 30, 2013 and 2012 were 29.6% and 23.7%, respectively. The increase in the effective tax rate is largely due to a $175,000 reduction in tax exempt income to $457,000 for the nine months ended June 30, 2013 from $632,000 for the nine months ended June 30, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Registrant.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a- 15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective, because of the material weakness described below, to enable us to provide that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

•	the board of directors approved modifications of such loan product and the administration of such loan product, which are intended to eliminate the possibility of future fraud; and

•	management has centralized the dual control of cash collateral associated with each individual loan.

•	management has engaged a third party accounting firm to perform a forensic investigation into the fictitious loans.

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

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	Not applicable

(c)	Issuer repurchases. The following table sets forth information in connection with repurchases of the Company’s common stock for the three months ended June 30, 2013.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Plan
April 1 - April 30, 2013	25,821	14.99	25,821	53,753
May 1 - May 31, 2013	19,393	14.98	19,393	34,360
June 1 - June 30, 2013	8,951	14.97	8,951	154,652

Total	54,165	$14.98	54,165

On December 18, 2012, the Company’s Board authorized a stock repurchase program pursuant to which the Company intended to purchase up to 168,619 of its issued and outstanding shares of common stock, which represented approximately 5.0% of the Company’s issued and outstanding shares. On June 11, 2013, the Board of Directors of the Company terminated the Company’s existing stock repurchase program, under which the Company had previously purchased a total of 136,046 shares of its common stock at a weighted average price of $14.51 per share. On June 11, 2013, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to purchase up to 161,816 of its issued and outstanding shares of common stock, which represents approximately 5.0% of the Company’s issued and outstanding shares. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares. There can be no guarantee as to how many shares the Company will repurchase under the plan.

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

Poage Bankshares, Inc.

Date: August 14, 2013

/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President & Chief Executive Officer

/s/ Jeffery W. Clark
Jeffery W. Clark,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit number	Description

31.1	Certification of R. E. Coffman, Jr., President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of Jeffery W. Clark, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of R. E. Coffman, Jr., President and Chief Executive Officer, and Jeffery W. Clark, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) :(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Other Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements. (*)

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.