Form 10-K
period 2013-09-30
Poage Bankshares, Inc.
filed 2013-12-20
CIK 1511071

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended September 30, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from ______________________ to___________________

Commission File Number 001-35295

Poage Bankshares, Inc.

(Exact Name of Registrant as Specified in Charter)

Maryland (State or other jurisdiction of incorporation or organization)	45-3204393 (I.R.S Employer Identification Number)

1500 Carter Avenue, Ashland, KY 41101 (Address of Principal Executive Officer)	41101 (Zip Code)

606-324-7196

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 12, 2013, 3,352,263 shares of the Registrant’s common stock, $.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on March 31, 2013, was $43.8 million.

PART I

ITEM 1.	BUSINESS

Proposed Merger

On October 21, 2013, Poage Bankshares, Inc. and its subsidiary, Home Federal Savings and Loan Association (“Home Federal”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Town Square Financial Corporation (“Town Square Financial”) and its subsidiary, Town Square Bank.  Pursuant to the Merger Agreement, the Company will incorporate a subsidiary known as Poage Merger Subsidiary, Inc. (“Poage Merger Subsidiary”) to be merged with and into Town Square Financial, with Town Square Financial as the surviving entity. Immediately following the merger, Town Square Financial will be merged with and into Poage Bankshares, Inc., with Poage Bankshares, Inc. as the surviving entity and Town Square Bank will be merged with and into Home Federal, with Home Federal as the surviving entity. In this Annual Report on Form 10-K, we refer to these transactions collectively as the “Merger.”

Under the terms of the Merger Agreement, 55% of the outstanding shares of Town Square Financial common stock will be converted into the right to receive 2.3289 shares of Poage Bankshares, Inc. common stock for each share of Town Square Financial common stock. Each of the remaining 45% of the outstanding shares of Town Square Financial common stock will be exchanged for $33.86 in cash. Town Square Financial stockholders will have the right to elect to receive cash or Poage Bankshares, Inc. common stock as outlined above, subject to the requirement that 55% of Town Square Financial common stock is exchanged for Poage Bankshares, Inc. common stock in accordance with the proration and allocation procedures contained in the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants of Poage Bankshares, Inc., Home Federal, Poage Merger Subsidiary, Town Square Financial and Town Square Bank. Town Square Financial has agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions or an agreement concerning, or to provide confidential information in connection with, any proposals for alternative business combination transactions.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, which is filed as Exhibit 2.1 to the Poage Bankshares, Inc. Form 8-K as filed with the Securities and Exchange Commission on October 21, 2013.

The Merger Agreement and the transactions contemplated thereby are subject to the approval of the stockholders of Town Square Financial, regulatory approvals and other customary closing conditions.  Closing of the Merger is expected to occur in the first or second quarter of 2014.

Town Square Financial is a registered bank holding company engaged in banking and financial services through its subsidiary, Town Square Bank. Town Square Bank is a Kentucky-chartered commercial bank headquartered in Ashland, Kentucky, with 3 branches located in Boyd County, Kentucky and one branch in Jessamine County, Kentucky. Town Square Bank’s business consists primarily of accepting savings accounts and certificates of deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in first lien one- to four-family mortgage loans, commercial and multi-family real estate loans, commercial and industrial loans, consumer loans, consisting primarily of automobile loans, and construction loans. Town Square Bank also purchases investment securities consisting primarily of mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises, and obligations of state and political subdivisions. Town Square Bank offers a variety of deposit accounts, including NOW and demand accounts, certificates of deposits, money market accounts and individual retirement accounts, as well as credit cards for both personal and business purposes.

Following the Merger, we intend to operate the branches of Town Square Bank as branches of Home Federal. We expect that the Merger will expand the presence of Home Federal in our current market as well as add one branch in the suburbs of Louisville, Kentucky. In addition, we expect the Merger to increase our commercial real estate, multi-family and commercial business lending. As of September 30, 2013, Town Square Bank had $152.2 million in total assets, $126.8 million in total loans, $126.6 million in total deposits, and $18.2 million in shareholders’ equity.

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios;

•	estimates of our risks and future costs and benefits;

•	statements about the benefits of the Merger, including future financial and operating results, cost savings, enhancements to revenue and accretion to reported earnings that may be realized from the Merger; and

•	statements about the financial condition, results of operations and business of Poage Bankshares and Town Square Financial.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Except as may be required by law, we do not take any obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	our ability to successfully enhance internal controls;

•	our businesses may not be combined successfully, or such combination may take longer to accomplish than expected;

•	the growth opportunities and cost savings from the Merger may not be fully realized or may take longer to realize than expected;

•	our ability to manage increased expenses following the Merger, including salary and employee benefit expenses and occupation expenses;

•	the risk that the Merger Agreement may be terminated in certain circumstances, including in circumstances which would not require Town Square Financial to pay us a termination fee or in circumstances where the termination fee of $600,000 would be insufficient to cover expenses incurred in connection with the Merger;

•	operating costs, customer losses and business disruption following the Merger, including adverse effects of relationships with employees, may be greater than expected;

•	governmental approvals of the Merger may not be obtained, or adverse regulatory conditions may be imposed in connection with governmental approvals of the Merger;

•	competition among depository and other financial institutions;

•	our success in increasing our originations of adjustable-rate mortgage loans;

•	our success in increasing our commercial business, commercial real estate and multi-family lending;

•	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending, including as a result of the Merger;

•	our success in introducing new financial products;

•	our ability to attract and maintain deposits, including depositors of Town Square Bank;

•	decreases in our asset quality;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	further declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, particularly the new capital regulations, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Risk Factors” beginning on page 36.

Poage Bankshares, Inc.

Poage Bankshares, Inc. is incorporated in the State of Maryland. We are the holding company for Home Federal. We completed our initial public offering of common stock in September 2011 in connection the with mutual-to-stock conversion of Home Federal. In that offering, Poage Bankshares, Inc. sold 3,372,375 shares of common stock at $10.00 per share. After costs of $1.7 million directly attributable to the offering, net proceeds, excluding the ESOP loan, amounted to $32.0 million. Poage Bankshares, Inc. contributed $16.0 million of the net proceeds of the offering to Home Federal.

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

Our market area includes both rural and urban communities. The total population base in the three counties where we operate offices was 102,000 in 2012, with Boyd County comprising approximately 49% of the population base. This represents a slight decrease in total population base in these three counties from approximately 103,000 in 2011. The economic base in our lending market was in the past primarily industrial and reliant upon a small number of large employers, particularly in the steel and petroleum industries. A decline in these segments of the local economy has resulted in slow economic growth and population loss over the last several decades. However, during recent years, a diversification of our employment base into services including healthcare has offset to some extent the adverse impact of the decline of our industrial base.

Per capita incomes in the counties comprising our lending market all lag the applicable Kentucky or Ohio State averages. As of July 2013, the unemployment rate in Boyd County, Kentucky was 7.9%, which is less than the national unemployment rate, while the unemployment rates in Lawrence and Greenup Counties, Kentucky were 10.0% and 8.8%, respectively. Our market area did not experience the high growth in 2003 through 2007 that characterized many “bubble” markets across the country. As a result, although real estate values have softened, our market area has not experienced the level of decline in real estate values that has occurred in many other markets.

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

As of June 30, 2013, our market share of deposits represented 16.92% of Federal Deposit Insurance Corporation-insured deposits in Boyd, Greenup and Lawrence Counties in Kentucky combined. To effectively compete, we seek to emphasize community orientation, local and timely decision making and superior customer service. We expect our market share of deposits to increase to approximately 23.04% in these counties as a result of the Merger.

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

During July 2010, we began selling substantially all of our fixed-rate residential mortgages to the Federal Home Loan Bank of Cincinnati (“FHLB–Cincinnati”) with servicing retained. Total proceeds from mortgages sold under this program equaled approximately $9.0 million for the year ended September 30, 2013. The sale of our fixed-rate residential mortgage originations to the FHLB–Cincinnati, and our increased originations of nonresidential loans, which generally have shorter terms than one- to four-family residential loans, assist in managing the interest rate risk associated with our portfolio of long-term fixed-rate one- to four-family residential loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At or For the Year Ended September 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
					(Revised)		(Revised)		(Revised)
	(Dollars in thousands)
Real estate loans:
One- to four-family	$132,462	74.61%	$141,307	77.60%	$147,733	79.95%	$154,098	84.16%	$145,077	86.81%
Multi-family	1,020	0.57%	985	0.54%	2,016	1.09%	2,860	1.56%	1,232	0.74%
Commercial real estate	16,763	9.44%	16,333	8.97%	9,786	5.30%	7,331	4.00%	5,292	3.17%
Construction and land	3,840	2.16%	3,095	1.70%	5,209	2.82%	3,700	2.02%	2,888	1.73%
Total real estate loans	154,085	86.79%	161,720	88.82%	164,744	89.16%	167,989	91.75%	154,489	92.44%

Commercial business loans	5,509	3.10%	4,895	2.69%	3,722	2.01%	1,970	1.08%	3,910	2.34%

Consumer loans:
Home equity loans and lines of credit..	5,872	3.31%	5,911	3.25%	5,796	3.14%	5,005	2.72%	3,280	1.96%
Motor vehicle	9,015	5.08%	6,968	3.83%	7,299	3.95%	5,544	3.03%	3,027	1.81%
Other	3,058	1.72%	2,592	1.42%	3,212	1.74%	2,583	1.41%	2,419	1.45%
Total consumer loans	17,945	10.11%	15,471	8.50%	16,307	8.83%	13,132	7.17%	8,726	5.22%
Total loans	177,539	100.00%	182,086	100.00%	184,773	100.00%	183,091	100.00%	167,125	100.00%

Net deferred loan fees	74		84		92		92		86
Allowance for losses	1,989		2,004		1,658		1,134		555
Loans, net	$175,476		$179,998		$183,023		$181,865		$166,484

Contractual Maturities and Interest Rate Sensitivity. The following table summarizes the scheduled maturities of our loan portfolio at September 30, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

			Multi-Family
			and
	One- to Four-		Commercial	Construction	Commercial
September 30, 2013	Family	Home Equity	Real Estate	and Land	Business	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$1,515	$38	$401	$2,811	$2,047	$427	$7,239
More than one to two years	69	9	108	2	45	907	1,140
More than two to three years	315	-		9	1,650	1,852	3,826
More than three to five years	1,360	472	-	65	407	6,400	8,704
More than five to ten years	12,066	5,323	1,964	471	106	1,826	21,756
More than ten to fifteen years	19,869	30	7,458	482	961	240	29,040
More than fifteen years	97,268	-	7,852	-	293	421	105,834
Total	$132,462	$5,872	$17,783	$3,840	$5,509	$12,073	$177,539

The following table sets forth our fixed and adjustable-rate loans at September 30, 2013 that are contractually due after September 30, 2014. Loans are presented net of loans in process.

	Due After September 30, 2014
	Fixed	Adjustable	Total
	(In thousands)

Real Estate:
One- to four-family	$61,665	$69,282	$130,947
Multi-family and commercial real estate	3,408	13,974	17,382
Construction and land	963	66	1,029
Total real estate loans	66,036	83,322	149,358

Consumer and other loans:
Consumer	11,439	207	11,646
Home equity lines-of-credit	2,895	2,939	5,834
Commercial business	507	2,955	3,462
Total consumer and other loans	14,841	6,101	20,942

Total	$80,877	$89,423	$170,300

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has long been the origination of one- to four-family residential mortgage loans. At September 30, 2013, $132.5 million, or 74.61% of our total loan portfolio, consisted of loans secured by one- to four-family residences compared to $141.3 million, or 77.6% of our total loan portfolio at September 30, 2012.

Historically, we have originated both fixed-rate and adjustable-rate one- to four-family mortgage loans. At September 30, 2013, 46.9% of our total one- to four-family mortgage loans were fixed-rate loans, all of which we originated for sale to the FHLB-Cincinnati, and 53.1% were adjustable-rate loans.

Our fixed-rate one- to four-family residential mortgage loans are generally underwritten according to secondary market standards (e.g., Freddie Mac guidelines), and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of September 30, 2013 was generally $417,000 for single-family homes in our market area. We also originate adjustable rate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” Virtually all of our residential loans are secured by properties located in our market area.

We generally limit the loan-to-value ratios of our mortgage loans to 80% of the sales price or appraised value, whichever is lower. Loans with certain credit enhancements, such as private mortgage insurance, may be made with loan-to-value ratios up to 95%. We participate in the Welcome Home Program for affordable housing provided by the FHLB.

Our fixed-rate one- to four-family mortgage loans typically have terms of 15 or 30 years, with a 30-year term constituting 54.3% of these loans and representing 35.0% of total loans at September 30, 2013.

Although we have offered adjustable-rate loans for many years, beginning in fiscal 2010 we began to increase our emphasis on such loans, subject to demand for such loans in a lower interest rate environment, and to increase the sale of fixed-rate mortgage loans that we originate, in order to enhance the interest rate sensitivity of our loan portfolio. Our owner-occupied adjustable-rate one- to four-family residential mortgage loans generally have fixed rates for initial terms of one to five years, and adjust annually thereafter at a margin (generally of 3.5% for owner-occupied properties and 4.5% for investment properties in the current market place) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. Our adjustable-rate loans carry terms to maturity of up to 30 years.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because, as interest rates increase, they periodically reprice and the required payments due from the borrower also increase (subject to rate caps), and the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on most of our adjustable-rate loans generally do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

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

Until fiscal 2010, we generally retained in our portfolio all of the loans that we originated. In July 2010, as part of our interest rate risk management strategy, we initiated a secondary market program focused on reducing the origination of fixed-rate residential mortgage loans for our portfolio and instead selling some or all of our fixed rate mortgage originations in the FHLB–Cincinnati Mortgage Purchase Program, with servicing retained. Since beginning this program, we have sold approximately $40.0 million in fixed-rate mortgage loans to the FHLB–Cincinnati. We expect that loans sold under this program will continue to increase.

Based on our continued emphasis on adjustable rate lending and our continued implementation of a secondary market program for new fixed rate loan originations, we expect that adjustable-rate one- to four-family residential mortgage loans will account for the largest increase in our loan portfolio over the next three years. Currently, substantially all fixed rate one- to four- family residential mortgage loans we originate are sold in the secondary market, and we retain substantially all adjustable-rate one- to four-family residential mortgage loans we originate.

Consumer Lending and Home Equity Loans and Lines of Credit. At September 30, 2013, $5.9 million, or 3.3% of our total loan portfolio, consisted of home equity loans and lines of credit, and $12.1 million, or 6.8% of our total loan portfolio consisted of motor vehicles and other consumer loans, compared to $5.9 million, or 3.25% of our total loan portfolio, and $9.6 million, or 7.14% of our total loan portfolio, respectively, at September 30, 2012. In order to reduce the term of our loans and enhance the yields thereof, we intend to increase our consumer loans and home equity loans and lines of credit over the next three years.

Currently, our consumer loans include, among other loans, new and used automobile and truck loans, recreational vehicle loans and personal loans.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or that are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. In determining whether to make a consumer loan, we consider the appraised value of collateral, and the borrower’s residence, employment history, annual income and debt service ratio which, including all mortgage payments and the credit line payment, generally may not exceed 40% of net monthly income without prior approval of Home Federal’s credit committee or senior officer with appropriate lending authority.

We offer home equity loans and lines of credit secured by a first or second mortgage on residential property (principal dwelling, condominium, etc.). Home equity loans and lines of credit are made with fixed or adjustable rates, and with combined loan-to-value ratios up to 85% on an owner-occupied principal residence and up to 80% on a second home, condominium or vacation home. On a limited basis, loan-to-value ratios may exceed 90% of appraised value if approved by Home Federal’s credit committee or senior officer with appropriate lending authority.

Home equity loans and lines of credit may entail greater credit risk than one- to four-family residential mortgage loans, as they typically involve higher loan-to-value ratios and are typically second in priority behind first mortgages on the property. Therefore, any decline in real estate values may have a more detrimental effect on our home equity loans and lines of credit than on our one- to four-family residential mortgage loans.

At September 30, 2013, the largest outstanding home equity loan or line of credit was $485,000. This loan was performing in accordance with its original terms at September 30, 2013.

Commercial Real Estate and Multi-Family Loans. At September 30, 2013, our commercial real estate loans totaled $16.8 million and our multi-family loans totaled $1.0 million compared to $16.3 million and $1.0 million, respectively, at September 30, 2012. Subject to market conditions, we intend to continue to increase the proportion of these nonresidential real estate loans in our portfolio over the next few years. We expect that, as a result of the Merger, these non-residential real estate loans will increase significantly.

Maturities for our commercial real estate and multi-family loans generally do not exceed 15 years, although exceptions may be made for terms of up to 20 years. Rates are generally adjustable based upon the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year or another floating index. The maximum loan-to-value ratio on our commercial real estate and multi-family loans is 80% for owner-occupied commercial real estate and one- to four-family residential rental properties, and 75% for office or retail non-owner-occupied commercial real estate or rental properties with greater than five units. We generally require a first mortgage on all commercial real estate loans, as well as a debt service coverage ratio of 1.25:1. At September 30, 2013, our largest outstanding commercial real estate loan was a $2.575 million loan secured by several convenience store/gas station operations. Our largest multi-family real estate loan at September 30, 2013 was a $240,000 loan secured by a 20-unit apartment complex. Both of these loans were performing in accordance with their original terms at September 30, 2013.

Set forth below is information regarding our commercial real estate loans at September 30, 2013.

Type of Loan	Number of Loans	Balance
		(In thousands)

Office	12	$2,008
Industrial	1	143
Retail	19	8,490
Mixed use	4	339
Church	4	498
Other	27	5,285
Total	67	$16,763

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

Commercial Business Loans. Our portfolio of commercial business loans increased to $5.5 million, or 3.1% of our total loan portfolio at September 30, 2013 from $4.9 million, or 2.7% of our total loan portfolio at September 30, 2012. Our commercial business loans generally consist of regular lines of credit and revolving lines of credit to businesses to finance short-term working capital needs like accounts receivable and inventory. These loans are generally priced on an adjustable-rate basis and may be secured or unsecured. We generally obtain personal guarantees with all commercial business loans. Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our revolving lines of credit typically have a maximum term of 12 months.

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

Unlike one- to four-family residential real estate loans, which we generally originate on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, we typically originate commercial loans (including real estate as well as non-real estate loans) on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business or rental income produced by the property. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business or rental property itself and the general economic environment. Therefore, commercial loans that we originate have greater credit risk than one- to four-family residential real estate loans or consumer loans. In addition, commercial loans generally result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

At September 30, 2013, the largest outstanding commercial business loan was an $800,000 loan secured by common stock. This loan was performing in accordance with its original terms at September 30, 2013.

Construction and Land Loans. At September 30, 2013, $3.8 million, or 2.2% of our total loan portfolio consisted of construction and land loans, compared to $3.1 million, or 1.7% of our total loan portfolio at September 30, 2012. We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans. These construction loans have higher risk based interest rates and terms. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.

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

To a much lesser extent, we make loans for the construction of commercial and multi-family buildings. At September 30, 2013, we had none of these loans outstanding.

In addition, we make loans secured by unimproved land to complement our construction and non-residential lending activities. These loans have terms of up to 15 years, and maximum loan-to-value ratios of 75%.

Set forth below is information regarding our construction and land loans at September 30, 2013. At September 30, 2013, our largest construction and land loan was a $1.50 million loan secured by a one- to four-family dwelling. This loan was performing in accordance with its original terms at September 30, 2013.

	Number of Loans	Loans in Process	Net Principal Balance	Non-Performing
		(Dollars in thousands)

One- to four-family construction	5	$259	$2,806	$-
Commercial and Multi-family construction	-	-	-	-
Residential land	52	-	1,034	80
				.
Total construction and land loans	57	$259	$3,840	$80

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

Loan Approval Procedures and Authority. The aggregate amount of loans that we are permitted to make to any one borrower or group of related borrowers is generally limited to 15% of Home Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At September 30, 2013, based on the 15% limitation, Home Federal’s loans-to-one-borrower limit was approximately $6.84 million. On the same date, Home Federal had no lending relationships with outstanding balances in excess of this amount.

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

Under our loan policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to an officer for approval. Once all documentation is obtained, an officer then reviews these materials and verifies that the requested loan meets our underwriting guidelines.

Our loan approval authority is based upon the knowledge and experience of our individual lending officers. Larger and more complicated loans require the approval of Home Federal’s internal Credit Committee, which is chaired by the Chief Credit Officer and includes the President and Chief Executive Officer and two other senior officers with appropriate credit backgrounds. All loans on an aggregate basis exceeding $1 million require the approval of both the internal Credit Committee and Directors Loan Committee, which is essentially the entire board of directors. The Directors Loan Committee may approve loans up to our legal lending limit.

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

Until 2010, we retained in our portfolio all of the loans that we have originated. In July 2010, as part of our interest rate risk management strategy, we initiated a secondary market program focused on selling some or all of our fixed rate one- to four-family mortgage loan originations in the FHLB-Cincinnati Mortgage Purchase Program. We have also undertaken a review of our existing loan portfolio to identify customers who may qualify and benefit from this product. Loans are sold to the FHLB-Cincinnati without recourse, except for limited circumstances including failure of the mortgage to meet FHLB–Cincinnati guidelines or our breach of any representation and warranty in the sales transaction.

In addition to the representations and warranties described above, Home Federal provides credit enhancements to the FHLB-Cincinnati by sharing losses with other members of the program in an aggregated pool.  A Fixed Lender Risk Account (“LRA”) has been established and is maintained by the FHLB-Cincinnati on behalf of Home Federal and other members selling mortgages to the FHLB-Cincinnati.  The LRA amount is established as a percentage applied to the sum of the initial unpaid principal balance of each mortgage in the Aggregated Pool at the time of the purchase of the mortgage as determined by the FHLB-Cincinnati and is funded by the deduction from the proceeds of sale of each mortgage in the Aggregated Pool to the FHLB-Cincinnati. Home Federal had on deposit with the FHLB-Cincinnati $560,000 at September 30, 2013 and $364,000 at September 30, 2012 in these lender risk accounts. These accounts are held by the FHLB-Cincinnati and Home Federal bears the risk of receiving less than 100% of its LRA contribution in the event of losses, either by Home Federal or other members selling mortgages in the aggregated pool.  Any losses will be deducted first from the individual LRA contribution of the institution that sold the mortgage of which the loss was incurred. If losses incurred in the aggregated pool are greater than the member’s LRA contribution, such losses will be deducted from the LRA contribution of other members selling mortgages in that aggregated pool.  Any portion of the LRA not used to pay losses will be released over a thirty year period and will not start until the end of five years after the initial fill-up period.  Home Federal has not had any of the LRA amounts release as of September 30, 2013.  Unless Home Federal is required to buy back a loan because it did not meet the criteria under the representations and warranties to be covered as part of the aggregated pool, the credit risk is limited to the amount provided in the LRA.

All of the loans sold at September 30, 2013 and September 30, 2012 were subject to these representations and warranties. As of September 30, 2013 there have been no required repurchases of loans sold, there have been no recourse claims, nor does Home Federal believe it has incurred any such losses. Therefore, no liabilities have been accrued for loans sold at September 30, 2013 or September 30, 2012.

Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the year ended September 30, 2013 and the year ended September 30, 2012, we received loan servicing fees of $62,000 and $38,000, respectively. As of September 30, 2013 and September 30, 2012, the principal balance of loans serviced for the FHLB-Cincinnati totaled $31.7 million and $24.2 million, respectively.

We currently do not purchase whole loans or interests in loans from third parties, other than motor vehicle loans. However, we may in the future elect to do so, depending on market conditions, in order to supplement our loan production.

The following table shows our loan origination and principal repayment activity for loans originated during the periods indicated. One- to four-family loans included $12.2 million and $22.1 million of adjustable rate mortgage loans originated during the years ended September 30, 2013 and 2012, respectively. Loans are presented net of loans in process.

	Years Ended September 30,
	2013	2012

	(Dollars in thousands)

Total loans at beginning of period	$182,086	$184,773

Loans originated:
Real estate loans:
One- to four-family	28,237	36,281
Multi-family	-	-
Commercial real estate	2,409	9,165
Construction and land	1,499	1,059
Total real estate loans	32,145	46,505
Commercial and industrial loans	1,363	1,501
Consumer loans:
Home equity loans and lines of credit	1,770	3,009
Motor vehicle	4,266	3,925
Other	1,946	1,562
Total loans originated	41,490	56,502

Loans purchased:
Real estate loans:
One- to four-family	-	-
Multi-family	-	-
Commercial real estate	-	-
Construction and land	-	-
Total real estate loans	-	-
Commercial and industrial loans	-	-
Consumer loans:
Home equity loans and lines of credit	-	-
Motor vehicle	2,057	-
Other	-	-
Total loans purchased	2,057	-

Loans sold:
Real estate loans:
One- to four-family	11,420	13,434
Multi-family	-	-
Commercial real estate	-	-
Construction and land	-	-
Commercial business loans	-	-
Consumer loans	-	-
Total loans sold	11,420	13,434
Deduct:
Principal repayments	36,674	45,755
Net other	-	-

Net loan activity	(4,547)	(2,687)
Total loans at end of period	$177,539	$182,086

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate and held in the other real estate owned (OREO) asset account until it is sold. The real estate is appraised and recorded at estimated fair value after acquisition less estimated costs to sell, and any write-down resulting from the acquisition, is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to expense. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At September 30,
	2013			2012
	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(Dollars in thousands)
Real estate loans:
One- to four-family	$855	$406	$601	$1,117	$169	$803
Multi-family	-	-	-	-	-	-
Commercial real estate	124	-	35	139	-	307
Construction and land	40	-	80	525	-	-
Total real estate loans	1,019	406	716	1,781	169	1,110
Commercial and industrial loans	-	-	-	4	135	14
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	-	15
Motor vehicle	52	11	2	87	28	-
Other	3	13	-	2	-	-
Total consumer loans	55	24	2	89	28	15
Total delinquent loans	$1,074	$430	$718	$1,874	$332	$1,139

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as set forth below. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Thus, the homogenous pools are not considered for classification or special mention status. At September 30, 2013 and September 30, 2012, all loans classified as substandard were comprised of loans that were individually evaluated for impairment and no loans were deemed to be impaired.

	At September 30,
	2013	2012
	(Dollars in thousands)
Special mention assets	$3,331	$1,799
Substandard assets	2,799	3,317
Doubtful assets	-	-
Loss assets	-	-
Total classified assets	$6,130	$5,116

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

	At September 30,
	2013	2012	2011	2010	2009
			(Revised)	(Revised)	(Revised)
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$601	$972	$2,158	$1,322	$747
Multi-family	-	-	495	-	-
Commercial real estate	35	-	-	-	-
Construction and land	80	-	-	-	-
Total real estate loans	716	972	2,653	1,322	747
Commercial and industrial loans	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	-	15	19	-	-
Motor vehicle	2	-	21	8	-
Other	-	-	4	4	-
Total nonaccrual loans	718	987	2,697	1,334	747

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	-	-	-	890	18
Multi-family	-	-	-	-	-
Commercial real estate	-	307	-	-	-
Construction and land	-	-	-	-	-
Total real estate loans	-	307	-	890	18
Commercial and industrial loans	-	14	-	6	-
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	-
Motor vehicle	-	-	-	-	-
Other	-	-	-	-	25
Total accruing loans past due 90 days or more	-	321	-	896	43
Total of nonaccrual and 90 days or more past due loans	718	1,308	2,697	2,230	790

Real estate owned:
One- to four-family	85	566	87	207	125
Multi-family	-	-	-	-	-
Commercial	290	435	-	-	-
Other	-	-	-	12	32
General Valuation Allowance	-	-	-	-	(9)
Total real estate owned	375	1,001	87	219	148
Total nonperforming assets	1,093	2,309	2,784	2,449	938
Troubled debt restructurings	-	-	-	-	-
Troubled debt restructurings and total nonperforming assets	$1,093	$2,309	$2,784	$2,449	$938

Total nonperforming loans to total loans	0.40%	0.72%	1.46%	1.22%	0.47%
Total nonperforming assets to total assets	0.38%	0.73%	0.85%	0.84%	0.34%
Total nonperforming assets and troubled debt restructurings to total assets	0.38%	0.73%	0.85%	0.84%	0.34%

There were no loans that are not disclosed above under “-Classified Assets” and “-Non Performing Assets” where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

For the years ended September 30, 2013 and 2012, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $31,000, and $20,000, respectively. Interest of $10,000 and $33,000 was recognized on these loans and included in net income for the years ended September 30, 2013 and 2012, respectively.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Year Ended September,

	2013	2012	2011	2010	2009
	(Dollars in thousands)

Allowance at beginning of period	$2,004	$1,658	$1,134	$555	$254
Provision for loan losses	106	902	615	650	312
Charge offs:
Real estate loans
One- to four-family	188	443	83	48	20
Multi-family	-	-	-	-	-
Commercial real estate	-	151	-	-	-
Construction and land	-	-	-	4	-
Commercial and industrial loans	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	-	10	-	-	-
Motor vehicle	7	28	-	-	-
Other	2	1	11	19	-
Total charge-offs	197	633	94	71	20

Recoveries:
Real estate loans
One- to four-family	(7)	(15)	(2)	-	(9)
Multi-family	-	-	-	-	-
Commercial real estate	(68)	(52)	-	-	-
Construction and land	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	-
Motor vehicle	(1)	(10)	-	-	-
Other	-	-	(1)	-	-
Total recoveries	(76)	(77)	(3)	-	(9)
Net charge-offs (recoveries)	121	556	91	71	11

Allowance at end of period	$1,989	$2,004	$1,658	$1,134	$555

Allowance to nonperforming loans	277.02%	153.21%	61.48%	50.85%	70.25%
Allowance to total loans outstanding at the end of the period	1.12%	1.10%	0.90%	0.62%	0.33%
Net charge-offs (recoveries) to average loans outstanding during the period	0.07%	0.31%	0.05%	0.04%	0.01%

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

	At September 30,
	2013			2012			2011
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,806	90.80%	1.02%	$1,248	62.28%	0.68%	$1,167	70.39%	0.63%
Multi-family	7	0.35%	0.00%	-	0.00%	0.00%	16	0.97%	0.01%
Commercial real estate	50	2.51%	0.03%	567	28.29%	0.31%	129	7.78%	0.07%
Construction and land	16	0.80%	0.01%	9	0.45%	0.00%	56	3.38%	0.03%
Total real estate loans	1,879	94.47%	1.06%	1,824	91.02%	0.99%	1,368	82.51%	0.74%
Commercial and industrial loans	8	0.40%	0.00%	47	2.35%	0.03%	49	2.96%	0.03%
Consumer loans:
Home equity loans and lines of credit	8	0.40%	0.00%	40	2.00%	0.02%	83	5.01%	0.04%
Motor vehicle	24	1.21%	0.01%	81	4.04%	0.04%	104	6.27%	0.06%
Other	12	0.60%	0.01%	12	0.60%	0.01%	54	3.26%	0.03%
Total consumer	44	2.21%	0.02%	133	6.64%	0.07%	241	14.54%	0.13%
Unallocated	58	2.92%	0.03%	-	0.00%	0.00%	-	0.00%	0.00%
Total allowance for loan losses	$1,989	100.00%		$2,004	100.00%		$1,658	100.00%

	At September 30,
	2010			2009
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One- to four-family	$684	60.32%	0.37%	$280	50.45%	0.17%
Multi-family	-	0.00%	0.00%	-	0.00%	0.00%
Commercial real estate	184	16.23%	0.10%	97	17.48%	0.06%
Construction and land	-	0.00%	0.00%	-	0.00%	0.00%
Total real estate loans	868	76.54%	0.47%	377	67.93%	0.23%
Commercial and industrial loans	49	4.32%	0.03%	71	12.79%	0.04%
Consumer loans:
Home equity loans and lines of credit	-	0.00%	0.00%	-	0.00%	0.00%
Motor vehicle	139	12.26%	0.08%	55	9.91%	0.03%
Other	78	6.88%	0.04%	52	9.37%	0.03%
Total consumer	217	19.14%	0.12%	107	19.28%	0.06%
Unallocated	-	0.00%	0.00%	-	0.00%	0.00%
Total allowance for loan losses	$1,134	100.00%		$555	100.00%

The allowance for loan losses was $2.0 million, or 1.12% of total loans at September 30, 2013 compared to $2.0 million, or 1.10% of total loans, at September 30, 2012. A provision of $106,000 was recorded for the year ended September 30, 2013, a decrease of $796,000, or 88.2%, from the provision of $902,000 for the year ended September 30, 2012. The provision for loan losses for the year ended September 30, 2013 reflected net charge-offs of $121,000, compared to net charge-offs of $556,000 for the year ended September 30, 2012. Total nonperforming loans were $718,000 at September 30, 2013 compared to $1.3 million at September 30, 2012. At September 30, 2013 and 2012, we had no impaired loans. As a percentage of nonperforming loans, the allowance for loan losses was 277.0% at September 30, 2013 compared to 153.2% at September 30, 2012. The decrease in the provision and resulting allowance for loan losses for the year ended September 30, 2013 compared to the year ended September 30, 2012 reflected the decrease in non-performing loans, as well as current economic conditions in our market area. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, regulators, in reviewing our loan portfolio, may require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and increases may be necessary if the quality of our loans deteriorates as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

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

Our current investment policy permits investments in securities issued by the United States Government and its agencies or government sponsored entities, including residential mortgage-backed securities, municipalities, school boards and fully insured certificates of deposit. We maintain investment securities concentration limits that we periodically amend based on market conditions and changes in our assets. Current concentration restrictions limit investments to no more than $50 million of mortgage-backed securities per each U.S. Government-sponsored entity, $25 million of securities per each U.S. Government agency, $5 million per each issuing municipal authority and an aggregate of $30 million of all municipal investments. Our investment policy also permits investment in FHLB-Cincinnati stock.

At September 30, 2013, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

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

At September 30, 2013, none of the collateral underlying our securities portfolio was considered subprime or Alt-A and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

State and Political Subdivision Debt Securities. We have purchased primarily bank-qualified and rated general obligation and revenue bonds of certain state and political subdivisions, which provide interest income that is mostly exempt from federal income taxation. All purchases are approved by Home Federal’s Board of Directors and are reviewed each quarter. At September 30, 2013, substantially all of our state and political subdivision portfolio consisted of revenue bonds issued by the Commonwealth of Kentucky.

U.S. Government and Federal Agency Obligations. We may invest in U.S. Government and federal agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Residential Mortgage-Backed Securities. Residential mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. We also invest in mortgage-backed securities commonly referred to as “pass-through” certificates. The principal and interest of the loans underlying these certificates “pass through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in residential mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Home Federal. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Most of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored entities, such as Fannie Mae and Freddie Mac.

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

Federal Home Loan Bank Stock. We held common stock of the FHLB-Cincinnati in connection with our borrowing activities totaling $2.0 million at September 30, 2013 and 2012. The common stock of the FHLB-Cincinnati is carried at cost and classified as restricted equity securities.

Company-Owned Life Insurance. We invest in company-owned life insurance to provide us with a funding source for our benefit plan obligations. Company-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At September 30, 2013, we had invested $6.9 million in company-owned life insurance.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio at the dates indicated.

	At September 30,
	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)

Securities available for sale:
U.S. Government agencies and government sponsored entities	$27,276	$26,112	$22,250	$22,257	$39,093	$39,331
Mortgage-backed securities:
Residential	30,862	30,797	45,161	46,011	3,944	3,997
Collateralized mortgage obligations	4,065	3,894	-	-	-	-
SBA loan pools	4,192	4,192	-	-	-	-
State and political subdivisions	22,717	22,935	24,445	26,188	32,132	33,417
Total available for sale	$89,112	$87,930	$91,856	$94,456	$75,169	$76,745

Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at September 30, 2013. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

			More than One		More than Five
	One Year or Less		Year to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
September 30, 2013	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Securities available for sale:
U.S. Government agencies and government-sponsored entities	$-	0.00%	$-	0.00%	$19,776	1.34%	$7,500	1.08%	$27,276	1.27%
Mortgage-backed securities	-	0.00%	-	0.00%	-	0.00%	30,862	2.13%	30,862	2.13%
Collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	4,065	0.93%	4,065	0.93%
SBA loan pools	-	0.00%	-	0.00%	4,192	3.42%	-	0.00%	4,192	3.42%
State and political subdivisions	415	3.48%	1,505	2.95%	10,019	3.47%	10,778	3.79%	22,717	3.58%
Total available for sale	$415		$1,505		$33,987		$53,205		$89,112

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily FHLB-Cincinnati advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and the sale of assets from time to time. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At September 30,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

NOW and demand deposits	$28,858	13.28%	$26,683	11.28%	$26,720	11.01%
Money market deposits	4,205	1.93%	3,606	1.52%	7,230	2.98%
Savings and other deposits	59,488	27.37%	65,393	27.65%	59,216	24.40%
Certificates of deposit	99,422	45.74%	114,405	48.38%	124,448	51.27%
Retirement accounts	25,367	11.67%	26,385	11.16%	25,108	10.34%
Total	$217,340	100.00%	$236,472	100.00%	$242,722	100.00%

As of September 30, 2013, the aggregate amount of our outstanding time deposits in amounts greater than or equal to $100,000 was $61.4 million. The following table sets forth the maturity of these time deposits as of September 30, 2013.

Certificates
September 30, 2013	of Deposit
(In thousands)
Maturity Period:
Three months or less	$10,678
Over three through six months	7,087
Over six through twelve months	12,730
Over twelve months	30,911
Total	$61,406

The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At September 30,
	2013	2012	2011
	(Dollars in Thousands)

Interest Rate:
Less than 1%	$69,063	$52,512	$16,524
1.00% - 1.99%	41,934	50,478	64,663
2.00% - 2.99%	12,282	35,586	63,822
3.00% - 3.99%	1,509	1,920	3,097
4.00% - 4.99%	-	295	421
5.00% - 5.99%	-	-	1,029

Total	$124,788	$140,791	$149,556

The following table sets forth the amount and maturities of our time deposits at September 30, 2013.

	At September 30, 2013
	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)

Interest Rate:
Less than 1%	$51,115	$11,364	$6,183	$402	$69,064	55.35%
1.00% - 1.99%	12,127	4,986	313	24,507	41,933	33.60%
2.00% - 2.99%	3,777	1,236	7,020	249	12,282	9.84%
3.00% - 3.99%	1,359	150	-	-	1,509	1.21%
4.00% - 4.99%	-	-	-	-	-	0.00%
5.00% - 5.99%	-	-	-	-	-	0.00%
Total	$68,378	$17,736	$13,516	$25,158	$124,788	100.00%

Borrowings. Our borrowings currently consist primarily of advances from the FHLB-Cincinnati. We obtain advances from the FHLB-Cincinnati upon the security of our capital stock in the FHLB-Cincinnati and certain of our mortgage loans. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

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

The following table sets forth information concerning balances and interest rates on our FHLB-Cincinnati advances at the date and for the noted year.

	Year Ended September 30,
	2013	2012	2011
	(Dollars in thousands)

Average amount outstanding during the period:
FHLB advances	$15,333	$20,263	$26,448
Other borrowings	-	-	-
Weighted average interest rate during the period:
FHLB advances	2.94%	3.00%	3.02%
Other borrowings	0.00%	0.00%	0.00%
Balance outstanding at end of period:
FHLB advances	$13,230	$17,672	$23,117
Other borrowings	-	-	-
Weighted average interest rate at end of period:
FHLB advances	2.94%	2.95%	2.95%
Other borrowings	0.00%	0.00%	0.00%

At September 30, 2013, based on available collateral and our ownership of FHLB-Cincinnati common stock, we had access to additional FHLB-Cincinnati advances of up to $60.9 million.

Subsidiary and Other Activities

Home Federal has no subsidiaries.

Expense and Tax Allocation

Home Federal has entered into an agreement with Poage Bankshares to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Home Federal and Poage Bankshares have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of September 30, 2013, we had 65 full-time employees and 14 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At September 30, 2013, Home Federal had alternative minimum tax credit carry forwards of approximately $227,000.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At September 30, 2013, Home Federal had no net operating loss carry forward for federal income tax purposes.

Corporate Dividends-Received Deduction. Poage Bankshares will be able to exclude from its income 100% of dividends received from Home Federal as a member of the same affiliated group of corporations.

Audit of Tax Returns. Home Federal’s and Poage Bankshares’ federal income tax returns have not been audited in the most recent five-year period.

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

SUPERVISION AND REGULATION

General. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Home Federal may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s deposit insurance fund. Home Federal is periodically examined by the Office of the Comptroller of the Currency, or OCC to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Home Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, Home Federal is a member of and owns stock in the FHLB-Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. Home Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of Home Federal’s loan documents.

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

Dodd-Frank Act

The Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s own proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to return a percentage of the risk for the transferred loan, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations or have not been issued in final form. Their impact on our operations cannot yet fully be assessed. However, there is a significant possibility that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for Home Federal and Poage Bankshares.

Federal Banking Regulation

Business Activities. A federal savings and loan association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, Home Federal may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Home Federal also may establish subsidiaries that may engage in activities not otherwise permissible for Home Federal, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorized depository institutions to commence paying interest on business checking accounts, effective July 21, 2011.

Capital Requirements. OCC regulations currently require savings and loan associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system), a 4% core capital to risk-weighted assets ratio and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the regulation, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a federal savings and loan association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings and loan association. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At September 30, 2013, Home Federal’s capital exceeded all applicable requirements.

New Capital Rule. On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. Home Federal has the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in its capital calculation. Home Federal is considering whether to opt out in order to reduce the impact of market volatility on its regulatory capital levels.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 day past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for Home Federal on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fully implemented at 2.5% on January 1, 2019.

Loans-to-One Borrower. Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of September 30, 2013, Home Federal was in compliance with its loans-to-one borrower limitations.

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

A federal savings and loan association that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law. At September 30, 2013, Home Federal satisfied the QTL test with approximately 83.33% of its portfolio assets in qualified thrift investments.

Capital Distributions. Federal regulations govern capital distributions by a savings and loan association, which include cash dividends, stock repurchases and other transactions charged to the savings and loan association’s capital account. A federal savings and loan association must file an application for approval of a capital distribution if:

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

Even if an application is not otherwise required, every savings and loan association that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

A notice or application for capital distribution may be disapproved if:

•	the savings and loan association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or regulatory condition.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, Home Federal’s ability to pay dividends will be limited if Home Federal does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Poage Bankshares to pay dividends to its stockholders.

Liquidity. A federal savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings and loan association, the OCC is required to assess the institution’s record of compliance with the Community Reinvestment Act. A savings and loan association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Home Federal received a satisfactory Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance-insured institutions to publicly disclose their rating. Home Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings and loan association’s authority to engage in transactions with its affiliates is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Federal Reserve Board. An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as Home Federal. Poage Bankshares is an affiliate of Home Federal. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, OCC regulations prohibit a savings and loan association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OCC requires federal savings associations to maintain detailed records of all transactions with affiliates.

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

In addition, extensions of credit in excess of certain limits must be approved by Home Federal’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of credit extension involved. As of September 30, 2012 Home Federal is in compliance with these credit limitations.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on the savings and loan association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, and the appointment of a receiver or conservator. Civil money penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or to recommend to the OCC that enforcement action be taken with respect to a particular savings institution. If such action is not taken, the FDIC has authority to take action under specified circumstances.

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

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the OCC is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings associations. For this purpose, a federal savings association is placed in one of the following five categories based on the savings association’s capital:

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

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for a savings and loan holding association that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the association’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the federal saving and loan association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings and loan association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At September 30, 2013, Home Federal met the criteria for being considered “well-capitalized.”

In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective. The OCC’s prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, Home Federal would have to have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged).

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

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The proposed rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Home Federal. Management cannot predict what assessment rates will be in the future.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended September 30, 2013, the annualized FICO assessment rate equaled 1.303 basis point for each $100 in domestic deposits maintained at an institution. Beginning with the fourth quarter of 2011, the FICO assessment will be based on total assets less tangible capital instead of deposits. The fourth quarter 2013 FICO assessment rate is .64 basis point. The bonds issued by the FICO are due to mature in 2017 through 2019.

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

Prohibitions Against Tying Arrangements. FDIC insured savings and loan associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Home Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB-Cincinnati, Home Federal is required to acquire and hold shares of capital stock in the FHLB-Cincinnati. As of September 30, 2013, Home Federal was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Home Federal are subject to state usury laws and federal laws concerning interest rates. Home Federal’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Home Federal is evaluating recent regulations and proposals, and devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

The operations of Home Federal also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21 st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings and loan associations operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

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

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, Poage Bankshares is subject to regulatory capital requirements that generally are the same as the new capital requirements for Home Federal. These new capital requirements include provisions that might limit the ability of the Company to pay dividends to its stockholders or repurchase its shares.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all savings and loan holding companies serve as a source of managerial and financial strength to their subsidiary savings associations by providing capital, liquidity and other support in times of financial stress.

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well. In generally, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Poage Bankshares to pay dividends or otherwise engage in capital distributions.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

Our common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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

We are vulnerable to changes in interest rates including the shape of the yield curve because of a mismatch between the terms to repricing of our assets and liabilities. Historically, our liabilities repriced more quickly than our assets, which made us vulnerable to increases in interest rates. For the years ended September 30, 2013 and 2012, our net interest margin was 3.27% and 3.22%, respectively. Our Asset/Liability Management Committee utilizes a computer simulation model to provide an analysis of estimated changes in net interest income in various interest rate scenarios. At September 30, 2013, in the event of an immediate 100 basis point decrease in interest rates, our model projects an increase in our net portfolio value of $2.6 million, or 4.23%. In the event of an immediate 200 basis point increase in interest rates, our model projects a decrease in our net portfolio value of $11.6 million, or 18.73%.

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

We Have Increased and Plan to Continue to Increase Our Levels of Commercial Real Estate, Multi-Family, Commercial Business and Construction and Land Loans, Which Following the Completion of the Merger, Would Increase Our Exposure to Credit Risks.

At September 30, 2013, our portfolio of commercial real estate, multi-family, commercial business and construction and land loans totaled $45.1 million, or 25.4% of our total loans, compared to $40.8 million, or 22.4% of our total loans at September 30, 2012. We intend to continue to emphasize the origination of these types of loans consistent with safety and soundness.

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

We target our business lending and marketing strategy towards small- to medium-sized businesses. These small- to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected. In addition, we expect to continue to incur additional personnel expenses, as we have recently hired a Chief Credit Officer and a Retail Lending Manager, and expect to incorporate personnel of Town Square Bank and Town Square Financial following the completion of the Merger.

We expect that, as a result of the Merger, our portfolio of commercial real estate, multi-family and commercial business loans will increase significantly, which will further increase our exposure to the risks associated with these types of loans. Prior to the execution of the Merger Agreement, Poage Bankshares conducted a thorough review of Town Square Bank’s loan portfolio and made certain assumptions as to the future performance of these loans and the likelihood that such loans would become delinquent or subject to charge-offs in the future. The assessment of the risk as related to Town Square Bank’s loan portfolio is based upon assumptions that may be inaccurate, or may become inaccurate based upon uncertainties, contingencies, and factors beyond the control of Poage Bankshares.

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

Historically, it has often been difficult for thrift institutions to originate adjustable-rate mortgage loans with a spread that compares favorably with the cost of funds. In addition, borrower demand for adjustable-rate mortgage loans decreases significantly during periods of low interest rates, including the current low interest rate environment. During the year ended September 30, 2013, we were able to originate $12.2 million of adjustable-rate mortgage loans, most of which carried rates that adjust annually after five years at a spread of 3.5% over the applicable index (the weekly average yield on United States Treasury securities). At September 30, 2013, $70.1 million, or 24.1% of our assets, consisted of adjustable-rate mortgage loans.

Although adjustable-rate mortgage loans may reduce, to an extent, our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

Our Loan Portfolio Has Greater Risk Than Those of Many Savings Institutions Due to the Substantial Number of Automobile Loans in Our Portfolio.

Our loan portfolio includes a substantial number of motor vehicle loans, as well as other consumer loans. At September 30, 2013, our consumer loans totaled $17.9 million, or 10.1% of our total loan portfolio, of which motor vehicle loans totaled $9.0 million, or 5.1% of total loans. Automobile loans increased by $2.0 million from September 30, 2012 to September 30, 2013.

As of September 30, 2013, we had $13,000 of motor vehicle loans delinquent 60 days or more, which was 1.0% of total delinquent loans 60 days or more past due. For the year ended September 30, 2013, we had charge-offs of motor vehicle loans totaling $7,000. As we continue to increase our automobile loan portfolio, we may experience increased delinquencies and charge-offs in future periods.

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

If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 1.1% of total loans at September 30, 2013, future additions to our allowance could materially decrease our net income.

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

On December 31, 2012, full FDIC insurance on certain non-interest-bearing transaction accounts expired.  Full insurance coverage does not apply to money market deposit accounts or negotiable order of withdrawal accounts.  The reduction in FDIC insurance on other types of accounts may cause depositors to place such funds in fully insured interest-bearing accounts, which would increase our costs of funds and negatively affect our results of operations, or may cause depositors to withdraw their deposits and invest uninsured funds in investments perceived as being more secure, such as securities issued by the United States Treasury. This may reduce our liquidity, or require us to pay higher interest rates to maintain our liquidity by retaining deposits.

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

If We Fail to Maintain an Effective System of Internal and Disclosure Controls, We May Not Be Able to Accurately Report Our Financial Results or Prevent or Detect Fraud. As a Result, Current and Potential Shareholders Could Lose Confidence in Our Financial Reporting, Which Would Harm Our Business and the Trading Price of Our Securities.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent or detect fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We continually review and analyze our internal control over financial reporting for Sarbanes-Oxley Section 404 compliance. As part of that process, during the first quarter of the fiscal year ended September 30, 2013, we discovered and disclosed material weaknesses in our internal control over financial reporting, and identified certain deficiencies in some of our disclosure controls and procedures that required remediation. Although we have made efforts to improve our internal control over financial reporting and disclosure controls and procedures, our improved internal control and disclosure controls may still prove ineffective in future periods. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could hinder our ability to accurately report our operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with The NASDAQ Capital Market. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Government Responses to Economic Conditions May Adversely Affect Our Operations, Financial Condition and Earnings.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has changed the bank regulatory framework. For example, it has created an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, established more stringent capital standards for banks and bank holding companies and gives the Federal Reserve Board exclusive authority to regulate savings and loan holding companies. The legislation has also resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Edgewater Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. The Dodd-Frank Act also requires the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to loans that are securitized and sold to investors. We expect that such rules would make it more difficult for us to sell loans into the secondary market. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and in the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.

The full impact of the Dodd-Frank Act on our business will not be known until all of the regulations implementing the statute are adopted and implemented. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with these new laws and regulations may require us to make changes to our business and operations and will likely result in additional costs and divert management’s time from other business activities, any of which may adversely impact our results of operations, liquidity or financial condition.

Furthermore, the Federal Reserve Board, in an attempt to help the overall economy, has, among other things, adopted a low interest rate policy through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate, market interest rates would likely rise, which may negatively affect the housing markets and the U.S. economic recovery.

The Short-Term and Long-Term Impact of the Changing Regulatory Capital Requirements and New Capital Rules is Uncertain.

On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for Edgewater Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Under the new capital standards, in order to be well-capitalized, Home Federal would be required to have a common equity to tier 1 capital ratio of 6.5% and a tier 1 capital ratio of 8.0%. We have conducted a pro forma analysis of the application of these new capital requirements as of September 30, 2013 and have determined that Home Federal meets all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect on that date.

The application of more stringent capital requirements for Home Federal could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, Home Federal’s ability to pay dividends will be limited if Home Federal does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. See “Regulation and Supervision—Federal Banking Regulation—New Capital Rule.”

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In our five-county market area, including Boyd, Greenup and Lawrence Counties in Kentucky and Lawrence and Scioto Counties in Ohio, there are a total of 20 commercial bank and savings institution competitors, along with nine credit union competitors.  The commercial banks and savings institutions operate a total of 86 branch offices in those counties, containing $2.4 billion of deposits.  The commercial bank and savings institution competitors include larger institutions with nationwide or regional operations, and local community institutions such as us that serve the local markets only.  The credit union competitors consist of local community based institutions with total deposits of approximately $0.8 billion.  The asset size of the largest credit union competitor is approximately $270 million. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we can, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Item 1-Business-Home Federal Savings and Loan Association—Market Area” and “Competition.”

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

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. We will face additional challenges maintaining our reputation with respect to customers of Town Square Bank in our current market area and in building our reputation in the new market areas that we will serve as a result of the Merger.

We depend on Our Management Team to Implement Our Business Strategy and Execute Successful Operations and We Could Be Harmed by the Loss of Their Services.

We are dependent upon the services of our senior management team. Our strategy and operations are directed by the senior management team. Any loss of the services of our president and chief executive officer or other members of our senior management team could impact our ability to implement our business strategy, and have a material adverse effect on our results of operations and our ability to compete in our markets. See “Directors, Executive Officers and Corporate Governance.” In addition, following the Merger, we will be particularly dependent on the services of Home Federal employees and continuing employees of Town Square Bank in our efforts to integrate the operations of Town Square Bank into our operations and to maintain and build customer relationships with the customers of Town Square Bank. The loss of services of, or our failure to retain, any of the key employees of Town Square Bank could have a negative effect on our reputation and on our successful integration of the two institutions.

We Operate in a Highly Regulated Environment and May Be Adversely Affected by Changes in Laws and Regulations.

We are subject to extensive regulation, supervision, and examination by the OCC, the FDIC, and the Federal Reserve Board. Such regulators govern the activities in which we may engage, primarily for the protection of depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a financial institution, the classification of assets by a financial institution, and the adequacy of a financial institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on us and our operations. Because our business is highly regulated, the applicable laws, rules and regulations are subject to regular modification and change. Laws, rules and regulations may be adopted in the future that could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or prospects.

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

The Issuance of Awards Under Our Stock-Based Benefit Plans Will Dilute Your Ownership Interest.

On January 8, 2013, the shareholders of Poage Bankshares approved the Poage Bankshares, Inc. 2013 Equity Incentive Plan (the “Plan”) for employees and directors of Poage Bankshares. The Plan authorizes the issuance of up to 472,132 shares of Poage Bankshares common stock, with no more than 134,895 of shares as restricted stock awards and 337,237 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Plan may not be less than the fair value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted. If awards under the Plan are funded from the issuance of authorized but unissued shares of common stock, Poage Bankshares stockholders would experience a dilution of their ownership interest. The implementation of any additional stock-based benefit plans in the future would cause further dilution of such ownership interests.

Risks Related to the Merger

Following the Completion of the Merger, Current Shareholders of Poage Bankshares Are Likely to Be Affected by Dilution.

Under the Terms of the Merger Agreement, each share of Town Square Financial common stock will be converted into the right to receive either 2.3289 shares of Poage Bankshares common stock, par value $0.01 per share, or $33.86 in cash, or a combination of Poage Bankshares common stock and cash, subject to 55% of Town Square Financial’s outstanding common stock being exchanged for Poage Bankshares common stock and the remaining 45% of Town Square Financial’s outstanding common stock being exchanged for cash. In connection with this transaction, Poage Bankshares intends to register up to 557,700 shares of its common stock. Following completion of the Merger, Town Square Financial shareholders who elect stock consideration will own approximately 14.3% of the combined company based on the shares outstanding as of September 30, 2013. Accordingly, current Poage Bankshares shareholders will have less influence on the management and policies of Poage Bankshares than they currently have.

The Price of Poage Bankshares Common Stock Might Decrease After the Merger and May Be Affected By Factors Different from Those Affecting the Shares of Poage Bankshares Currently.

Poage Bankshares common stock could decline in value after the Merger. For example, during the twelve-month period ending on September 30, 2013, the price of Poage Bankshares common stock varied from a low of $12.25 to a high of $15.10 and ended that period at $14.45. The market value of Poage Bankshares common stock fluctuates based upon general market economic conditions, Poage Bankshares’ business and prospects and other factors.

Poage Bankshares’ business differs in important respects from that of Town Square Financial, and, accordingly, the results of operations of the combined company and the market price of Poage Bankshares common stock after the completion of the merger may be affected by factors different from those currently affecting the independent results of operations of each of Poage Bankshares and Town Square Financial.

Regulatory Approval May Not Be Received, May Take Longer Than Expected or May Impose Conditions That Are Not Presently Anticipated or Cannot be Met.

Before the transactions contemplated in the Merger Agreement, including the Merger, may be completed, various approvals or consents must be obtained from the OCC and the Federal Reserve. The OCC or Federal Reserve may impose conditions on the completion of the Merger or require changes to the terms of the Merger Agreement. Such conditions or changes could have the effect of delaying completion of the transactions contemplated in the Merger Agreement or imposing additional costs on or limiting Poage Bankshares’ revenues, any of which might have a material adverse effect on Poage Bankshares following the Merger.

In addition, regulatory approvals may not be received, may take longer than expected, and may impose conditions that are not presently anticipated or that cannot be met, each of which may negatively impact Poage Bankshares.

The Merger Agreement May Be Terminated in Accordance With Its Terms and the Merger May Not Be Completed, Which Could Negatively Impact Poage Bankshares.

The Merger Agreement with Town Square Financial is subject to a number of conditions which must be fulfilled in order to close. Those conditions include: Town Square Financial shareholder approval, regulatory approval, the continued accuracy of certain representations and warranties by both parties and the performance by both parties of certain covenants and agreements. In addition, certain circumstances exist where Town Square Financial may choose to terminate the Merger Agreement, including the acceptance of a Superior Proposal as defined in the Merger Agreement or the decline in Poage Bankshares’ share price to more than 15% below $13.65 as of the first date when all regulatory approvals for the Merger have been received combined with such decline being at least 20% greater than a corresponding price decline of a group of similar publicly-traded financial institutions, with no adjustment made to the exchange ratio by Poage Bankshares.

If the Merger Agreement is terminated or the conditions to closing the Merger are not fulfilled, there may be various consequences. For example, Poage Bankshares' business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of Poage Bankshares' common stock could decline to the extent that the current market price reflects a market assumption that the Merger will be completed.

Poage Bankshares May Fail to Realize the Anticipated Benefits of the Merger, and the Value of the Poage Bankshares Stock May Decline.

The success of the Merger will depend on, among other things, Poage Bankshares’ ability to realize anticipated cost savings and to combine the businesses of Poage Bankshares and Town Square Financial in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of Town Square Financial or result in decreased revenues resulting from any loss of customers. If Poage Bankshares is not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected, adversely affecting the financial condition and results of operations of Poage Bankshares and the value of Poage Bankshares common stock.

Poage Bankshares and Town Square Financial have operated and, until the completion of the Merger, will continue to operate, independently. Certain employees of both companies will not be employed by Poage Bankshares or Home Federal after the Merger. In addition, employees of either company that Poage Bankshares wishes to retain may elect to terminate their employment as a result of the Merger which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of Town Square Financial’s or Poage Bankshares’ ongoing businesses. Replacing such employees or tasking existing employees with such employees’ responsibilities could result in inconsistencies in standards, controls, procedures and policies that adversely affect the ability of both parties to maintain relationships with their respective customers and employees or the ability of Poage Bankshares to achieve the anticipated benefits of the Merger.

Stockholder Activists Could Cause a Disruption to Poage Bankshares’ Business.

Certain institutional investors have indicated that they disagree with the strategic direction and capital allocation policies of Poage Bankshares and may seek representation on its Board of Directors through a director election contest. Poage Bankshares’ business, operating results or financial condition could be adversely affected by a director election contest and may result in, among other things:

•	Increased operating costs, including increased legal expenses, insurance, administrative expenses and associated costs incurred in connection with director election contests;

•	Uncertainties as to Poage Bankshares’ future direction could result in the loss of potential business opportunities and could (i) make it more difficult to attract, retain, or motivate qualified personnel, and (ii) strain relationships with investors and customers; and

•	If an activist investor’s nominees are elected to the Board of Directors of Poage Bankshares, it may reduce or delay Poage Bankshares’ ability to effectively execute its current business strategy and to implement new strategies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of September 30, 2013, the net book value of our offices was $5.2 million.

	Leased or	Year Acquired	Square	Net Book Value
Location	Owned	or Leased	Footage	of Real Property
				(Dollars in thousands)
Main office:

1500 Carter Avenue
Ashland, Kentucky	Owned	2007	12,000	$3,858

Branch offices:

1608 Argilite Road,
Flatwoods, Kentucky	Owned	1969	1,728	$253

US 23, South Shore, Kentucky	Owned	1978	1,575	$58

Main Cross, Louisa, Kentucky	Owned	1984	1,748	$132

6628 US 60, Summit, Kentucky	Owned	1993	8,640	$496

501 US 23, Greenup, Kentucky	Owned	2008	1,120	$387

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At September 30, 2013, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Our shares of common stock are traded on the NASDAQ Capital Market under the symbol PBSK. The approximate number of holders of record of Poage Bankshares, Inc.’s common stock as of September 30, 2013 was 358. Certain shares of Poage Bankshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Poage Bankshares, Inc. common stock for each quarter of the previous two fiscal years. Poage Bankshares, Inc. began trading on the NASDAQ Capital Market on September 13, 2011. The following information was provided by the NASDAQ Stock Market.

			Closing	Dividends
	High	Low	Price	Declared

Quarter ended September 30, 2013	$15.09	$13.06	$14.45	$0.04
Quarter ended June 30, 2013	15.10	14.06	15.00	0.04
Quarter ended March 31, 2013	15.10	12.75	14.95	0.04
Quarter ended December 31, 2012	12.77	12.25	12.75	0.04
Quarter ended September 30, 2012	12.93	12.00	12.32	0.04
Quarter ended June 30, 2012	12.95	11.50	12.63	0.04
Quarter ended March 31, 2012	12.38	10.80	12.34	0.04
Quarter ended December 31, 2011	11.07	10.76	10.92	-

Dividend payments by Poage Bankshares, Inc. are dependent primarily on dividends it receives from Home Federal, because Poage Bankshares, Inc. has no source of income other than dividends from Home Federal, earnings from the investment of proceeds from the sale of shares of common stock retained by Poage Bankshares, Inc., and interest payments with respect to Poage Bankshares Inc.’s loan to the Employee Stock Ownership Plan. For more information on regulatory restrictions regarding the payment of dividends, see “Item 1 – Business– Supervision and Regulation– Dividends” and “—Holding Company Regulation—Permissible Activities.” For information regarding shares of Poage Bankshares common stock that is available for issuance under equity compensation plans, see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Other than its employee stock ownership plan, Poage Bankshares, Inc. does not have any equity compensation plans that were not approved by stockholders.

(b)	Not applicable.

(c)

Issuer repurchases. The following table sets forth information in connection with repurchases of the Company’s common stock for the period July 1, 2013 through September 30, 2013. On June 11, 2013, the Board of Directors authorized the repurchase of up to 161,816 shares of Poage Bankshares common stock. All shares indicated below were purchased pursuant to this repurchase authorization. Subsequently, on November 19, 2013, the Board of Directors terminated the June 11 repurchase authorization, and authorized the repurchase of up to 12,650 shares of Poage Bankshares common stock, pursuant to Securities and Exchange Commission rules regarding stock repurchases during the pendency of a merger transaction. The repurchase program commenced on or about November 21, 2013 and, in accordance with applicable Securities and Exchange Commission rules, will terminate prior to the mailing of the proxy statement for the approval of the Company’s acquisition of Town Square Financial by its stockholders.

The Company’s stock repurchases pursuant to the repurchase program is dependent on certain factors, including but not limited to, the timing of the mailing of the Town Square Financial proxy statement, market conditions and prices, available funds and alternative uses of capital. The repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

				Maximum
			Total	Number of
			Number of	Shares That
			Shares	May Yet be
			Purchased	Purchased
	Total		as Part of	Under
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
	Purchased	Per Share	Plan	Plan
July 1 - July 31, 2013	5,397	15.00	5,397	149,255
August 1 - August 31, 2013	6,400	15.00	6,400	142,855
September 1 - September 30, 2013	-	-	-	142,855
Total	11,797	15.00	11,797

(1) All shares were purchased pursuant to the June 11, 2013 publicly announced repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and other data of Home Federal for the years and at the dates indicated. The information at September 30, 2013 and 2012 and for the fiscal years ended September 30, 2013 and 2012 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Poage Bankshares that appear in this Annual Report on Form 10-K. The information at September 30, 2011, 2010 and 2009 and for the fiscal years ended September 30, 2011, 2010 and 2009 is derived in part from audited financial statements that do not appear in this Annual Report on Form 10-K.

	At September 30,
	2013	2012	2011	2010	2009
			(Revised)	(Revised)	(Revised)
	(Dollars in thousands)
Financial Condition Data:
Total assets	$291,008	$317,159	$327,437	$290,767	$278,665
Cash and cash equivalents	8,192	23,430	48,440	43,233	18,715
Investment securities	87,930	94,456	76,745	45,234	77,684
Loans held for sale	482	719	1,012	1,701	-
Loans receivable, net	175,476	179,998	183,023	181,865	166,484
Deposits	217,340	236,472	242,722	227,812	209,698
Federal Home Loan Bank advances	13,230	17,672	23,117	32,205	39,368
Retained earnings	31,074	29,416	28,242	26,688	24,557
Total equity	57,905	60,582	58,573	27,367	26,558

	For the Year Ended September 30,
	2013	2012	2011	2010	2009
			(Revised)	(Revised)	(Revised)
	(Dollars in thousands)
Operating Data:
Interest and dividend income	$11,750	$12,983	$12,912	$13,716	$13,318
Interest expense	2,328	3,253	4,530	5,571	6,603
Net interest income	9,422	9,730	8,382	8,145	6,715
Provision for loan losses	106	902	615	650	312
Net interest income after provision for loan losses	9,316	8,828	7,767	7,495	6,403
Non-interest income	2,266	1,291	1,067	3,111	1,090
Non-interest expenses	8,543	8,133	7,071	7,854	5,792
Income before income taxes	3,039	1,986	1,763	2,756	1,701
Income taxes	883	407	209	622	257
Net income	2,156	1,579	1,554	2,130	1,444

	At or For the Year Ended September 30,
	2013	2012	2011	2010	2009
			(Revised)	(Revised)	(Revised)
Performance Ratios:
Return on average assets	0.70%	0.49%	0.52%	0.76%	0.57%
Return on average equity	3.62%	2.57%	5.49%	7.93%	5.78%
Interest rate spread (1)	3.09%	3.01%	3.04%	3.00%	2.71%
Net interest margin (2)	3.27%	3.22%	3.08%	3.10%	2.85%
Noninterest expense to average assets	2.78%	2.52%	2.36%	2.79%	2.29%
Efficiency ratio (3)	72.23%	73.80%	74.83%	69.78%	74.21%
Average interest-earnings assets to average interest-bearing liabilities	121.23%	119.47%	101.99%	104.64%	104.99%
Average equity to average assets	19.40%	18.99%	9.46%	9.55%	9.89%

Capital Ratios:
Total risk-based capital to risk-weighted assets	31.75%	29.29%	28.19%	19.49%	18.68%
Tier I capital to risk-weighted assets..	30.49%	28.03%	27.11%	18.70%	18.28%
Tier I capital to adjusted total assets..	15.89%	13.78%	12.72%	9.20%	8.94%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.12%	1.10%	0.90%	0.62%	0.33%
Allowance for loan losses as a percentage of nonperforming loans	277.02%	153.21%	61.48%	50.85%	70.25%
Net charge-offs (recoveries) to average outstanding loans during the period	0.07%	0.31%	0.05%	0.04%	0.01%
Non-performing loans as a percent of total loans	0.40%	0.72%	1.46%	1.22%	0.47%
Non-performing assets as a percent of total assets	0.38%	0.73%	0.85%	0.84%	0.34%
Other:
Number of offices	6	6	6	6	6

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

Overview

We have historically operated as a traditional thrift institution headquartered in Ashland, Kentucky. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential mortgage loans, commercial and multi-family real estate loans, commercial business loans, consumer loans, consisting primarily of automobile loans, home equity loans and lines of credit, and construction loans. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities, including obligations of state and political subdivisions and mortgage-backed securities. At September 30, 2013, we had total assets of $291.0 million, total deposits of $217.3 million and total equity of $57.9 million.

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

Business Strategy

Highlights of our current business strategy include the following:

•	Continuing to emphasize one- to four-family residential mortgage loans while increasing our holdings of such loans with adjustable rates. We have been primarily a one- to four-family residential mortgage lender to borrowers in our market area. As of September 30, 2013, $132.5 million, or 45.5%, of our total assets consisted of one- to four-family residential mortgage loans, compared to $141.3 million, or 44.5%, of total assets at September 30, 2012.

We historically have held primarily fixed-rate loans in our one- to four-family residential mortgage loan portfolio. However, in order to better manage the interest rate sensitivity of our loan portfolio, in 2009 we began to increase our emphasis on adjustable-rate mortgage loan originations subject to demand for such loans in a lower interest rate environment. In addition, in fiscal year 2010, we began selling substantially all of our new fixed-rate one- to four-family residential mortgage loans through the FHLB-Cincinnati Mortgage Purchase Program.

•	Increasing our origination of commercial real estate loans, home equity loans and lines of credit, and other consumer loans. While we will continue to emphasize one- to four-family residential mortgage loans, we also intend to continue to increase our origination of nonresidential real estate loans, home equity loans and lines of credit, other consumer loans and commercial business loans in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. Between September 30, 2012 and September 30, 2013, commercial real estate loans increased $430,000, or 2.6%, home equity loans and lines of credit were constant at $5.9 million, other consumer loans increased $2.5 million, or 26.0%, and commercial business loans increased $614,000, or 12.5%. We expect each of these loan categories to continue to grow over the next three years. The additional capital raised in the stock offering increased our commercial real estate lending capacity by enabling us to originate more loans and loans with larger balances. See “Item 1-Business-Home Federal Savings and Loan Association—Lending Activities—Commercial Real Estate Lending.”

•	Managing interest rate risk while enhancing to the extent practicable our net interest margin. During the last several years, we have taken steps that are intended to enhance our interest rate margin (in relation to what it would have been had we remained exclusively a residential lender) as well as our ability to manage our interest rate risk in the future. In particular, we have attempted to increase our holdings of nonresidential loans including commercial real estate loans, commercial business loans, and consumer loans, which generally have shorter terms to maturity and higher yields than fixed-rate one- to four-family mortgage loans, and which allows us to reinvest these funds into market-rate loans as interest rates change. We expect our portfolio of these types of loans to increase significantly as a result of the Merger. In addition, we have increased our origination of adjustable-rate one- to four-family residential loans and have developed a secondary market capability with the FHLB-Cincinnati so that we can sell our new fixed-rate one- to four-family mortgage loans that do not fit within our asset/liability management parameters.

•	Increasing our “core” deposit base. We are seeking to build our core deposit base, with particular focus on NOW accounts and non-interest bearing demand accounts. We believe such core deposits not only have favorable cost and interest rate change resistance, but also allow us greater opportunity to connect with our customers and offer them other financial services and products. As part of this plan, we added a new branch office in Greenup in 2009 and installed ATMs at all of our retail offices. We also expect our core deposit base to increase as a result of the Merger. We will continue to provide our high quality service and products, including our reward checking program, as well as competitive pricing to attract deposits.

•	Expanding our banking relationships to a larger base of customers. We were established in 1889 and have been operating continuously since that time. As of June 30, 2013 (the latest date for which deposit market share information is available from the FDIC), our market share of deposits represented 16.9% of FDIC-insured deposits in Boyd, Greenup and Lawrence Counties in Kentucky, combined. We will seek to expand our customer base, primarily through opportunistic acquisitions and organic growth, and offer our products and services to the new base of customers by using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services. We also expect that our customer base to expand as a result of the Merger

•	Maintaining strong asset quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our primary market area. Our non-performing assets totaled $1.1 million or .38% of total assets at September 30, 2013. Our ratio of total nonperforming loans to total loans was 0.40% at September 30, 2013.

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

Comparison of Financial Condition at September 30, 2013 and September 30, 2012

Our total assets decreased $26.2 million, or 8.3%, to $291.0 million at September 30, 2013 from $317.2 million at September 30, 2012. The decrease was primarily due to a decrease of cash and due from financial institutions of $15.2 million, or 65.0%, to $8.2 million at September 30, 2013 from $23.4 million at September 30, 2012, a decrease in securities available for sale of $6.6 million, or 7.0%, to $87.9 million at September 30, 2013 from $94.5 million at September 30, 2012 and a decrease in loans receivable, net, of $4.5 million, or 2.5%, to $175.5 million at September 30, 2013 from $180.0 million at September 30, 2012.

Loans held for sale decreased $237,000, or 33.0%, to $482,000 at September 30, 2013 from $719,000 at September 30, 2012. This decrease was largely due to reduced one-to-four family mortgage loan originations.

Loans receivable, net, decreased $4.5 million, or 2.5%, to $175.5 million at September 30, 2013 from $180.0 million at September 30, 2012. This decrease was largely due to reduced one-to-four family loan originations, caused by the reduced level of refinancing and transfers to other real estate owned. Non-performing loans decreased $590,000, or 45.1%, from $1.3 million at September 30, 2012 to $718,000 at September 30, 2013.

Securities available for sale decreased to $87.9 million at September 30, 2013 from $94.5 million at September 30, 2012.

Deposits decreased $19.2 million, or 8.1%, to $217.3 million at September 30, 2013 from $236.5 million at September 30, 2012. This decrease was primarily attributable to a decrease of $15.0 million, or 13.1%, in certificates of deposits, offset by an increase in savings, money market and NOW accounts of $3.2 million, or 3.3%. The decrease in certificates of deposit is primarily related to depositors seeking better yields on their funds through other sources given the interest rate environment.

Federal Home Loan Bank advances decreased $4.5 million, or 25.4%, to $13.2 million at September 30, 2013 from $17.7 million at September 30, 2012. This decrease in borrowings was primarily the result of regular principal payments and maturities.

Total shareholders’ equity decreased to $57.9 million at September 30, 2013, compared to $60.6 million at September 30, 2012. The decrease resulted primarily from cash dividends of $498,000, a decrease in other comprehensive income of $2.5 million and repurchases of the Company’s common stock totaling $2.3 million. The decrease in other comprehensive income was due to an increase in unrealized losses of securities available for sale. These decreases were offset by net income of $2.2 million.

Comparison of Operating Results for the Years Ended September 30, 2013 and September 30, 2012

General. Net income increased $728,000, or 51.0%, to $2.2 million for the year ended September 30, 2013 from $1.6 million for the year ended September 30, 2012. The increase reflected an increase in non-interest income of $824,000 to $2.3 million for the year ended September 30, 2013 from $1.4 million for the year ended September 30, 2012, partially offset by a decrease in net interest income of $308,000 and an increase in non-interest expense of $410,000 for the year ended September 30, 2013.

Interest Income. Total interest income decreased $1.2 million, or 9.2%, to $11.8 million for the year ended September 30, 2013 from $13.0 million for the year ended September 30, 2012. This decrease was primarily due to a $778,000 decrease in interest income on loans, as well as a decrease of $246,000 in interest income from taxable securities, and a $201,000 decrease in interest income on tax-exempt securities. The average balance of loans during fiscal year 2013 decreased $5.4 million to $176.1 million, while the average yield on loans decreased by 27 basis points to 5.55% for fiscal year 2013 from 5.82% for fiscal year 2012. The decrease in yield reflected the generally lower interest rate environment. The decrease in income from investment securities reflected a decrease in the average yield on investment securities by 45 basis points to 1.95% for fiscal year 2013 from 2.40% for fiscal year 2012 and a $1.0 million decrease in average balance of securities to $94.9 million from $95.9 million.

Interest Expense. Total interest expense decreased $925,000, or 28.4%, to $2.3 million for the year ended September 30, 2013 from $3.3 million for the year ended September 30, 2012. Interest expense on deposit accounts decreased $769,000, or 29.1%, to $1.9 million for the year ended September 30, 2013 from $2.6 million for the year ended September 30, 2012. The decrease was primarily due to a 30 basis point decrease in the average cost of deposits to 0.84% in fiscal year 2013 from 1.14% for fiscal year 2012, reflecting the declining interest rate environment as well as a $9.8 million, or 4.2%, decrease in the average balance of interest-bearing deposits to $222.6 million for fiscal year 2013 from $232.4 million for fiscal year 2012.

Interest expense on FHLB-Cincinnati advances decreased $156,000 to $451,000 for the year ended September 30, 2013 from $607,000 for the year ended September 30, 2012. The average balance of advances decreased $5.0 million to $15.3 million for fiscal year 2013 from $20.3 million for fiscal year 2012, while the average cost of advances decreased by 6 basis points to 2.94% for fiscal year 2013 from 3.00% for fiscal year 2012.

Net Interest Income. Net interest income decreased $308,000 million, or 3.2%, to $9.4 million for the year ended September 30, 2013 from $9.7 million for the year ended September 30, 2012. The increase reflected a slight increase in our interest rate spread to 3.09% in fiscal year 2013 from 3.01% in fiscal year 2012, and a slight increase in our net interest margin to 3.27% in fiscal year 2013 from 3.22% in fiscal year 2012.

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

Due to the fact that commercial loans are a relatively new product line for Home Federal and considering little historical loss basis exists, we have made qualitative adjustments to the allowance for loan losses to account for the fact that this is a new product line.  At the time of the first of these commercial loan originations, peer data provided an industry average of approximately 2% which was applied to the commercial loan portfolio in the allowance for loan loss calculation.  Over time, the continued lack of historical loss in this product line allowed some reduction of the calculation percentage.  As economic conditions, unemployment and limited growth in the local economy have worsened, these and other qualitative factors were considered in continuing adjustments to the allowance for loan losses for commercial loans, which was 3.1% of the portfolio at September 30, 2013 with no loss to date.  In addition, minimal loss history is available for the consumer loan portfolio, which was 10.1% of the portfolio at September 30, 2013.

Based upon our evaluation of these factors, a provision of $106,000 was recorded for the year ended September 30, 2013, a decrease of $796,000, or 88.2%, from the provision of $902,000 for the year ended September 30, 2012. The provision for loan losses for the year ended September 30, 2013 reflected net charge-offs of $121,000 compared to net charge-offs of $556,000 for fiscal year 2012. The allowance for loan losses was $2.0 million, or 1.1% of total loans at September 30, 2013 and September 30, 2012. Total nonperforming loans were $718,000 at September 30, 2013 compared to $1.3 million at September 30, 2012. At September 30, 2013 and September 30, 2012, we had no impaired loans. As a percentage of nonperforming loans, the allowance for loan losses was 277.0% at September 30, 2013 compared to 153.2% at September 30, 2012.

To the best of our knowledge, the allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses, which were inherent in the loan portfolio at September 30, 2013 and September 30, 2012.

Noninterest Income. Noninterest income increased $975,000, or 75.5%, to $2.3 million for the year ended September 30, 2013 from $1.3 million for the year ended September 30, 2012. The increase in noninterest income was primarily attributable to an insurance recovery of $824,000 related to previously written off fictitious loans.

Noninterest Expense. Noninterest expense increased $259,000, or 5.0%, to $8.5 million for the year ended September 30, 2013 compared to $8.3 million for the year ended September 30, 2012. This increase was due largely to an increase in salaries and employee benefits to $4.3 million for the year ended September 30, 2013 from $4.2 million for the year ended September 30, 2012 as well as an increase in other expenses of $239,000 to $1.1 million for the year ended September 30, 2013 compared to $909,000 for the year ended September 30, 2012. The total number of employees has steadily increased from 50 at September 30, 2010 to 79 at September 30, 2013. Personnel expenses will continue to increase as we continue to build our management and administrative teams. We expect to hire additional personnel to support our commercial banking operations, including a network administrator, one or more branch administrators and one or more internal audit personnel, and we expect to in incur additional expense in connection with the additional employees resulting from the Merger.

Provision for Income Taxes. Income tax expense was $883,000 for the year ended September 30, 2013 compared to $407,000 for the year ended September 30, 2012. The effective tax rate as a percent of pre-tax income was 29.0% and 20.5% for the years ended September 30, 2013 and 2012, respectively. This increase in the effective tax rate was due to the decrease in tax exempt interest income in the amount of $201,000, or 25.2%.

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

	For the Year Ended September 30,
	2013			2012			2011
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
								(Revised)
	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$176,108	$9,780	5.55%	$181,477	$10,558	5.82%	$182,826	$11,044	6.04%
Investment securities	94,934	1,854	1.95%	95,929	2,301	2.40%	73,070	1,780	2.44%
FHLB stock	1,953	85	4.35%	1,928	82	4.25%	1,893	80	4.23%
Other interest-earning assets	15,457	31	0.20%	22,504	42	0.19%	14,759	8	0.05%
Total interest-earning assets	288,452	11,750	4.07%	301,838	12,983	4.30%	272,548	12,912	4.74%

Noninterest-earning assets	18,514			21,132			26,834
Total assets.	306,966			322,970			299,382

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	87,657	232	0.26%	88,760	376	0.42%	85,055	694	0.82%
Certificates of deposit	134,953	1,645	1.22%	143,623	2,270	1.58%	155,723	3,037	1.95%
Total interest bearing deposits	222,610	1,877	0.84%	232,383	2,646	1.14%	240,778	3,731	1.55%

FHLB advances	15,333	451	2.94%	20,263	607	3.00%	26,448	799	3.02%
Total interest bearing liabilities	237,943	2,328	0.98%	252,646	3,253	1.29%	267,226	4,530	1.70%

Non-interest bearing liabilities:
Non-interest bearing deposits	6,049			5,774			1,000
Accrued interest payable.	320			454			482
Other liabilities	3,104			2,847			2,358
Total non-interest bearing liabilities	9,473			9,075			3,840
Total liabilities	247,416			261,721			271,066

Total equity	59,550			61,349			28,316
Total liabilities and equity	306,966			323,070			299,382

Net interest income		9,422			9,730			8,382
Interest rate spread			3.09%			3.01%			3.04%
Net interest margin			3.27%			3.22%			3.08%
Average interest-earning assets to average interest-bearing liabilities		121.23%			119.47%			101.99%

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

Year Ended September 30,
2013 Compared to 2012	Volume	Rate	Net
		(In thousands)

Interest income:
Loans receivable	$(307)	$(471)	$(778)
Investment securities	(24)	(423)	(447)
Other interest-earning assets	(13)	5	(8)
Total	(344)	(889)	(1,233)

Interest expense:
Now, Savings, Money Market, and other	(5)	(139)	(144)
Certificates	(130)	(495)	(625)
FHLB advances	(145)	(11)	(156)
Total	(280)	(645)	(925)
Increase (decrease) in net interest income	$(64)	$(244)	$(308)

Year Ended September 30,
2012 Compared to 2011 (Revised)	Volume	Rate	Net
		(In thousands)

Interest income:
Loans receivable	$(81)	$(405)	$(486)
Investment securities	549	(28)	521
Other interest-earning assets	7	29	36
Total	475	(404)	71

Interest expense:
Now, savings, money market, and other	29	(347)	(318)
Certificates	(223)	(544)	(767)
FHLB advances	(185)	(7)	(192)
Total	(379)	(898)	(1,277)
Increase (decrease) in net interest income	$854	$494	$1,348

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

Among the techniques we are currently using to manage interest rate risk are: (i) increasing our portfolio of adjustable-rate one- to four-family residential loans, subject to demand for such loans in a lower interest rate environment, while endeavoring to sell a large portion of the fixed rate; (ii) increasing our origination of commercial and multifamily residential real estate, commercial business and motor vehicle and other consumer loans as they generally reprice more quickly than residential mortgage loans that we originate to the FHLB-Cincinnati; (iii) maintaining a strong capital position, which provides for a favorable level of interest-earning assets relative to interest-bearing liabilities; and (iv) emphasizing less interest rate sensitive and lower-costing “core deposits.” We also maintain a portfolio of short-term or adjustable-rate assets and from time to time have used fixed-rate FHLB-Cincinnati advances and brokered deposits to extend the term to repricing of our liabilities.

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

Set forth below is an analysis of the changes to the economic value of our equity (“EVE”) that would occur September 30, 2013 in the event of designated changes in the United States treasury yield curve. At September 30, 2013, the economic value of our equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

		Economic Value of Equity			EVE as %
		(Dollars in thousands)			of EV of Assets
Change in Rates		$ Amount	$ Change	% Change	EVE Ratio	Change
+400	bp	$38,790	$(22,932)	-37.15%	15.58%	(538)	bp
+300	bp	43,913	(17,809)	-29.85%	16.95%	(401)	bp
+200	bp	50,161	(11,561)	-1873.00%	18.53%	(243)	bp
+100	bp	56,379	(5,343)	-8.66%	19.94%	(102)	bp
0	bp	61,722	-	0.00%	20.96%	0
-100	bp	64,335	2,613	4.23%	21.16%	20	bp
-200	bp	64,541	2,819	4.57%	20.73%	23	bp
-300	bp	68,519	6,798	11.01%	21.52%	56	bp

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. The EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet items and off balance sheet items. The EVE of the balance sheet is the discounted present value of assets and derivative cash flows minus discounted value of liability cash flows at a point in time and is a measure of longer term interest rate risk. The results of the model are dependent on assumptions concerning the timing and variability of cash flows along with projected prepayments and deposit decay rates.

Our policies do not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Liquidity and Capital Resources

Our primary sources of funds are deposits and the proceeds from principal and interest payments on loans and investment securities. We also utilize FHLB-Cincinnati advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally manage the pricing of our deposits to be competitive within our market and to increase core deposit relationships.

Our cash flows are comprised of three primary classifications: (i) operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows provided by operating activities were $5.0 million for the year ended September 30, 2013, and $3.5 million for the year ended September 30, 2012. Net cash flows used in investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, and proceeds from maturities and sales of securities. Net cash flows from investing activities were $6.1 million for the year ended September 30, 2013 and net cash flows used in investment activities were $16.4 million for the year ended September 30, 2012. Net cash flows used in financing activities for fiscal year 2013 consisted of activity in deposits and FHLB-Cincinnati borrowings and equaled $26.3 million in fiscal year 2013, and $12.1 million, while net cash flows in fiscal year 2012.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At September 30, 2013 and 2012, cash and cash equivalents totaled $8.2 million and $23.4 million, respectively. We may also utilize the sale of securities available for sale, FHLB-Cincinnati advances and other borrowings as sources of funds.

At September 30, 2013 and September 30, 2012, we had outstanding commitments to originate loans of $3.2 million and $1.4 million, respectively, unfunded commitments under lines of credit of $6.4 million and $4.9 million, respectively, and standby letters of credit of $40,000, and $80,000, respectively. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows.

Certificates of deposit scheduled to mature in one year or less from September 30, 2013 totaled $68.4 million. Management believes, based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB-Cincinnati and Federal Reserve Bank of Cleveland. At September 30, 2013, we had $13.2 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $60.9 million. At September 30, 2013, we had $4.5 million borrowing capacity from the Federal Reserve Bank of Cleveland.

We are subject to various regulatory capital requirements. At September 30, 2013, we were in compliance with all applicable capital requirements. See “Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements,” “—New Capital Rules” and Note 13 of the Notes to our Financial Statements.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see Note 14 of the Notes to our Financial Statements.

For the fiscal years ended 2013 and 2012, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

For information regarding market risk, see “Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Poage Bankshares, Inc.

Ashland, Kentucky

We have audited the accompanying consolidated balance sheets of Poage Bankshares, Inc. (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poage Bankshares, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Louisville, Kentucky

December 20, 2013

POAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2013 and 2012

	September 30,
	2013	2012
	(In thousands)
ASSETS
Cash and due from financial institutions	$8,192	$23,430
Securities available for sale	87,930	94,456
Loans held for sale	482	719
Loans, net of allowance of $1,989 and $2,004	175,476	179,998
Federal Home Loan Bank stock, at cost	1,953	1,953
Other real estate owned, net	375	1,001
Premises and equipment, net	6,197	6,078
Company owned life insurance	6,887	6,685
Accrued interest receivable	1,134	1,255
Other assets	2,382	1,584

	$291,008	$317,159

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$6,308	$6,422
Interest bearing	211,032	230,050
Total deposits	217,340	236,472
Federal Home Loan Bank advances	13,230	17,672
Accrued interest payable	278	376
Other liabilities	2,255	2,057
Total liabilities	233,103	256,577

Commitments and contingent liabilities (Note 14)	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,350,916 and 3,372,375 issued and outstanding at September 30, 2013 and 2012, respectively	34	34
Additional paid-in-capital	30,005	31,979
Retained earnings	31,074	29,416
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,428)	(2,563)
Accumulated other comprehensive income (loss)	(780)	1,716

Total shareholders' equity	57,905	60,582
	$291,008	$317,159

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended September 30, 2013 and 2012

	Year ended
	September 30,
	2013	2012
	(In thousands except per share)

Interest and dividend income
Loans, including fees	$9,780	$10,558
Taxable securities	1,258	1,504
Tax exempt securities	596	797
Federal funds sold and other	116	124
	11,750	12,983
Interest expense
Deposits	1,877	2,646
Federal Home Loan Bank advances and other	451	607
	2,328	3,253

Net interest income	9,422	9,730

Provision for loan losses	106	902

Net interest income after provision for loan losses	9,316	8,828

Non-interest income
Recovery (Loss) - fictitious loans	743	(151)
Service charges on deposits	562	578
Loss on disposal of equipment	(9)	(69)
Gains on mortgage banking activity	701	442
Net gains on sales of securities	22	246
Income from company owned life insurance	202	218
Other	45	27
	2,266	1,291
Non-interest expense
Salaries and employee benefits	4,293	4,223
Occupancy and equipment	874	845
Data processing	723	661
Federal deposit insurance	174	189
Foreclosed assets, net	296	144
Advertising	123	280
Professional Fees	662	649
Other taxes	250	233
Other	1,148	909
	8,543	8,133

Income before income taxes	3,039	1,986

Income tax expense	883	407

Net income	$2,156	$1,579
Earnings per share since conversion:
Basic	$0.69	$0.51
Diluted	0.69	0.51

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended September 30, 2013 and 2012

	September 30,
	2013	2012
	(in thousands)

Net income	$2,156	$1,579

Other comprehensive income (loss):
Unrealized holding gains/losses on available for sale securities	(3,759)	1,270
Reclassification adjustments for (gains) losses recognized in income	(22)	(246)
Net unrealized holding gains (losses) on available for sale securities	(3,781)	1,024
Tax effect	1,285	(348)
Other comprehensive income (loss):	(2,496)	676

Comprehensive income (loss)	$(340)	$2,255

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended September 30, 2013 and 2012

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
	(in thousands)

Balances, October 1, 2011	$34	$31,955	$28,242	$(2,698)	$1,040	$58,573

Net income	-	-	1,579	-	-	1,579

Dividends paid ($0.12/share)	-	-	(405)	-	-	(405)

ESOP compensation earned	-	24	-	135	-	159

Change in unrealized gain (loss) on securities available for sale, net of taxes	-	-	-	-	676	676

Balances, September 30, 2012	34	31,979	29,416	(2,563)	1,716	60,582

Net income	-	-	2,156	-	-	2,156

Stock repurchasing	(2)	(2,256)	-	-	-	(2,258)

Dividends paid ($0.16/share)	-	-	(498)	-	-	(498)

ESOP compensation earned	-	56	-	135	-	191

Stock based compensation expense	2	226	-	-	-	228

Change in unrealized gain (loss) on securities available for sale, net of taxes	-	-	-	-	(2,496)	(2,496)

Balances, September 30, 2013	$34	$30,005	$31,074	$(2,428)	$(780)	$57,905

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended September 30, 2013 and 2012

	September 30,
	2013	2012
	(in thousands)
OPERATING ACTIVITIES:
Net income	$2,156	$1,579
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	414	391
Provision for loan losses	106	902
ESOP compensation expense	191	159
Stock based compensation expense	228	-
Net gains on sales of securities	(22)	(246)
Loss on disposal of equipment	9	69
Loss on sale of other real estate owned	219	20
Loss on fictitious loans	-	151
Net amortization on securities	891	724
Deferred income tax (benefit) expense	300	(41)
Net gain on sale of loans	(701)	(442)
Origination of loans held for sale	(10,482)	(12,699)
Proceeds from loans held for sale	11,420	13,434
Increase in cash value of life insurance	(202)	(218)
Decrease (increase) in:
Accrued interest receivable	121	129
Other assets	188	159
Increase (decrease) in:
Accrued interest payable	(98)	(59)
Other liabilities	232	(533)
Net cash from operating activities	4,970	3,479

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	4,145	15,969
Proceeds from calls	11,265	54,685
Proceeds from maturities	2,684	665
Purchases	(28,799)	(94,928)
Principal payments received	12,580	6,444
Purchase of Federal Home Loan Bank Stock	-	(47)
Loan originations and principal payments on loans, net	4,190	496
Proceeds from the sale of other real estate owned	599	543
Purchase of office properties and equipment	(542)	(216)
Net cash from (used in) investing activities	6,122	(16,389)

FINANCING ACTIVITIES
Net change in deposits	(19,132)	(6,250)
Payments on Federal Home Loan Bank borrowings	(4,442)	(5,445)
Cash dividend paid	(498)	(405)
Stock repurchase	(2,258)	-
Net cash used in financing activities	(26,330)	(12,100)

DECREASE IN CASH AND CASH EQUIVALENTS	(15,238)	(25,010)

Cash and cash equivalents at beginning of year	23,430	48,440

CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,192	$23,430

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$2,426	$3,312
Income taxes	350	250
Real estate acquired in settlement of loans	$192	$1,437

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

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

The Association is a federally chartered savings and loan association. The Association currently serves the financial needs of communities in its market area through its main office located in Ashland, Kentucky and its branch offices located in Flatwoods, South Shore, Louisa, Summitt and Greenup, Kentucky. The Association’s business involves attracting deposits from the general public and using such deposits, together with other funds, to originate one-to-four family residential mortgage loans, commercial and multi-family real estate, construction loans primarily in its market area which includes the Kentucky counties of Boyd, Greenup and Lawrence and the Ohio counties of Scioto and Lawrence.

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

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, servicing rights and fair values of financial instruments are particularly subject to change.

(Continued) 64

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

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

(Continued) 65

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

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

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within a 50 mile radius of its home office. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the immediate area. The Company held common stock of the FHLB totaling $1,953,000 at year end 2013 and 2012, respectively and other deposits totaling $2,223,000 and $3,830,000 at year end 2013 and 2012, respectively.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. If a loan is categorized as loss under the regulatory definitions of loan classifications, the loan is immediately charged off. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which are inherent in the loan portfolio at September 30, 2013 and 2012.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. At September 30, 2013, although all of the aforementioned qualitative factors were considered, management specifically made qualitative adjustments to increase the general component of the reserve to reflect the impact of the continued weak national and local economies as well as the decline in real estate values for all loan segments. For commercial and industrial loans, management increased the general component to reflect the lack of prolonged history of the Company in making these types of loans.

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

(Continued) 66

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No valuation allowance was required at September 30, 2013 or September 30, 2012. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

(Continued) 67

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation: Compensation cost is recognized for restricted stock awards issued to employees over the required service period, generally defined as the vesting period. The fair value of restricted stock awards is estimated by using the market price of the Corporation’s common stock at the date of grant. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

(Continued) 68

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no such expenses recognized in the years ended September 30, 2013 or 2012.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. The Association is required to maintain reserve funds in cash or on deposit with a designated depository financial institution. The required reserve at September 30, 2013 and 2012 was $742,000 and $809,000, respectively.

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

(Continued) 69

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoptions of New Accounting Standards: In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

NOTE 2 – ADJUSTMENT FOR FICTITIOUS LOANS

On November 26, 2012, the Company determined that it was required to record a loss in the fiscal period ending September 30, 2012, for certain fraudulent loans in the aggregate amount of $950,000 including accrued interest of $127,000 which, net of tax, was a loss of $627,000. The loss related to the creation of fictitious loans by a former employee of the Company’s subsidiary and was discovered by management while in the process of upgrading the Company’s lending controls and procedures.

The Company reported this event to its blanket bond insurance provider and the blanket bond insurance provider paid the Association $824,000 in exchange for the assignment by the Company and the Association of all claims, rights and causes of action which they could have asserted against the employee and any other person or entities which are or may be liable to the Company and the Association related to the losses suffered, and the general release by the Company and the Association of the blanket bond insurer and its affiliates. The Company recorded this payment during the quarter ending June 30, 2013 as recovery for the previously recognized losses, resulting in a non-recurring increase in non-interest income for the quarter.

(Continued) 70

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at September 30, 2013 and 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2013
States and political subdivisions	$22,717	$476	$(258)	$22,935
U.S. Government agencies and sponsored entities	27,276	-	(1,164)	26,112
Government sponsored entities residential mortgage-backed:
FHLMC	17,986	69	(114)	17,941
FNMA	12,876	80	(100)	12,856
Collateralized mortgage obligations	4,065	-	(171)	3,894
SBA loan pools	4,192	-	-	4,192
Total securities	$89,112	$625	$(1,807)	$87,930

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012
States and political subdivisions	$24,445	$1,743	$-	$26,188
U.S. Government agencies and sponsored entities	22,250	16	(9)	22,257
Government sponsored entities residential mortgage-backed:
FHLMC	25,330	444	-	25,774
FNMA	19,831	406	-	20,237
Total securities	$91,856	$2,609	$(9)	$94,456

The proceeds from sales of securities and the associated gross gains and losses are listed below (in thousands):

	September 30,
	2013	2012
Proceeds	$4,145	$15,969
Gross gains	66	246
Gross losses	(44)	-

The provision for income taxes related to net realized gains and losses was $7,000 and $84,000 for the years ended September 30, 2013 and 2012, respectively, based on an income tax rate of 34%.

The amortized cost and fair value of the securities portfolio at September 30, 2013 are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

(Continued) 71

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

	September 30,
	2013
	Amortized	Fair
	Cost	Value
	(in thousands)
Within one year	$415	$417
One to five years	1,505	1,558
Five to ten years	33,987	33,223
Beyond ten years	18,278	18,041
Mortgage-backed securities and collateralized mortgage obligations	34,927	34,691
Total	$89,112	$87,930

Securities pledged at September 30, 2013 and 2012 had a carrying amount of $8,522,000 and $6,479,000, respectively, and were pledged to secure public deposits and repurchase agreements.

At year-end 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of equity.

The following table summarizes the securities with unrealized losses at September 30, 2013 and September 30, 2012, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)

September 30, 2013
States and political subdivisions	$7,293	$(258)	$-	$-	$7,293	$(258)
U.S. Government agencies and sponsored entities	26,112	(1,164)	-	-	26,112	(1,164)
Government sponsored entities residential mortgage backed:
FHLMC	11,118	(114)	-	-	11,118	(114)
FNMA	6,696	(100)	-	-	6,696	(100)
Collateralized mortgage obligations	3,894	(171)	-	-	3,894	(171)
Total securities	$55,113	$(1,807)	$-	$-	$55,113	$(1,807)

September 30, 2012
U.S. Government agencies and sponsored entities	$10	$(9)	$-	$-	$10	$(9)
Total securities	$10	$(9)	$-	$-	$10	$(9)

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

(Continued) 72

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 4 - LOANS

Loans at September 30, 2013 and 2012 were as follows (in thousands):

	September 30,
	2013	2012

Real estate:
One to four family	$132,462	$141,307
Multi-family	1,020	985
Commercial Real Estate	16,763	16,333
Construction and land	3,840	3,095
	154,085	161,720

Commercial and Industrial	5,509	4,895

Consumer
Home equity loans and lines of credit	5,872	5,911
Motor vehicle	9,015	6,968
Other	3,058	2,592
	17,945	15,471

Total	177,539	182,086
Less: Net deferred loan fees	74	84
Allowance for loan losses	1,989	2,004

	$175,476	$179,998

(Continued) 73

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 4 – LOANS (Continued)

The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment based on impairment method as of September 30, 2013 and 2012. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

	Allowance for Loan Losses			Loan Balances
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
September 30, 2013	Impairment	Impairment	Total	Impairment	Impairment	Total
Loan Segment:
Real estate	$-	$1,938	$1,938	$-	$154,085	$154,085
Commercial and industrial	-	8	8	-	5,509	5,509
Consumer	-	43	43	-	17,945	17,945

Total	$-	$1,989	$1,989	$-	$177,539	$177,539

	Allowance for Loan Losses			Loan Balances
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
September 30, 2012	Impairment	Impairment	Total	Impairment	Impairment	Total
Loan Segment:
Real estate	$-	$1,824	$1,824	$-	$161,720	$161,720
Commercial and industrial	-	47	47	-	4,895	4,895
Consumer	-	133	133	-	15,471	15,471

Total	$-	$2,004	$2,004	$-	$182,086	$182,086

(Continued) 74

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 4 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending September 30, 2013 (in thousands):

	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,824	$47	$133	$-	$2,004
Provision for loan losses	168	(39)	(81)	58	106
Loans charged-off	(188)	-	(9)	-	(197)
Recoveries	75	-	1	-	76

Total ending allowance balance	$1,879	$8	$44	$58	$1,989

The following table presents the activity in the allowance for loan losses by portfolio segment for the year ending September 30, 2012 (in thousands):

	Real Estate	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,368	$49	$241	$-	$1,658
Provision for loan losses	983	(2)	(79)	-	902
Loans charged-off	(594)	-	(39)	-	(633)
Recoveries	67	-	10	-	77

Total ending allowance balance	$1,824	$47	$133	$-	$2,004

There were no impaired loans as of or during the years ended September 30, 2013 or 2012.

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

(Continued) 75

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 4 - LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2013 (in thousands):

	September 30, 2013		September 30, 2012
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$601	$-	$972	$-
Multi-family	-	-	-	-
Commercial real estate	35	-	-	307
Construction and land	80	-	-	-
Commercial and industrial	-	-	-	14
Consumer:
Home equity loans and lines of credit	-	-	15	-
Motor vehicle	2	-	-	-
Other	-	-	-	-

Total	$718	$-	$987	$321

(Continued) 76

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 4 - LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 and 2012 by class of loans. Non-accrual loans of $718,000 and $987,000 as of September 30, 2013 and 2012 are included in the tables below and have been categorized based on their payment status (in thousands):

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
September 30, 2013
Real estate:
One to four family	$855	$406	$601	$1,862	$130,600	$132,462
Multi-family	-	-	-	-	1,020	1,020
Commercial real estate	124	-	35	159	16,604	16,763
Construction and land	40	-	80	120	3,720	3,840
Commercial and industrial	-	-	-	-	5,509	5,509
Consumer:
Home equity loans and lines of credit	-	-	-	-	5,872	5,872
Motor vehicle	52	11	2	65	8,950	9,015
Other	3	13	-	16	3,042	3,058

Total	$1,074	$430	$718	$2,222	$175,317	$177,539

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
September 30, 2012
Real estate:
One to four family	$1,117	$169	$803	$2,089	$139,218	$141,307
Multi-family	-	-	-	-	985	985
Commercial real estate	139	-	307	446	15,887	16,333
Construction and land	525	-	-	525	2,570	3,095
Commercial and industrial	4	135	14	153	4,742	4,895
Consumer:
Home equity loans and lines of credit	-	-	15	15	5,896	5,911
Motor vehicle	87	28	-	115	6,853	6,968
Other	2	-	-	2	2,590	2,592

Total	$1,874	$332	$1,139	$3,345	$178,741	$182,086

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

(Continued) 77

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 4 - LOANS (Continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Not Rated

September 30, 2013
One to four family	$127,376	$3,290	$1,796	$-	$-
Multi family	1,020	-	-	-	-
Commercial Real Estate	16,302	-	461	-	-
Construction and land	3,409	-	431	-	-
Commercial and industrial	5,509	-	-	-	-
Home equity loans and lines of credit	5,832	34	6	-	-
Motor vehicle	8,983	7	25	-	-
Other	2,978	-	80	-	-

Total	$171,409	$3,331	$2,799	$-	$-

	Pass	Special Mention	Substandard	Doubtful	Not Rated
September 30, 2012
One to four family	$137,968	$954	$2,385	$-	$-
Multi family	985	-	-	-	-
Commercial Real Estate	14,654	810	869	-	-
Construction and land	3,095	-	-	-	-
Commercial and industrial	4,895	-	-	-	-
Home equity loans and lines of credit	5,874	15	22	-	-
Motor vehicle	6,907	20	41	-	-
Other	2,592	-	-	-	-

Total	$176,970	$1,799	$3,317	$-	$-

The Company had no troubled debt restructuring at September 30, 2013 or September 30, 2012.

(Continued) 78

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

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

The Company used the following methods and significant assumptions to estimate fair value:

Securities: The fair values for securities are determined by quoted market prices, if available (Level 1). If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments (Level 2). This includes the use of “matrix pricing” used to value debt securities absent the exclusive use of quoted prices. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3). As of September 30, 2013 and 2012, all securities were classified as a Level 2 fair value.

Other Real Estate Owned: Commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Appraisals for real estate properties classified as other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Association’s management. The appraisal values are discounted to allow for selling expenses and fees, and the discounts range from 5% to 10%.

(Continued) 79

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 5 - FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below (in thousands):

		Fair Value Measurements at
		September 30, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$22,935	$-	$22,935	$-
U.S. Government agencies and
sponsored entitites	26,112	-	26,112	-
Mortgage backed securities: residential	30,797	-	30,797	-
Collateralized mortgage obligations	3,894	-	3,894	-
SBA loan pools	4,192	-	4,192	-
Total securities	$87,930	$-	$87,930	$-

		Fair Value Measurements at
		September 30, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political
subdivisions	$26,188	$-	$26,188	$-
U.S. Government agencies and
sponsored entitites	22,257	-	22,257	-
Mortgage backed securities: residential	46,011	-	46,011	-
Total securities	$94,456	$-	$94,456	$-

There were no transfers between Level 1 and Level 2.

(Continued) 80

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 5 - FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at
		September 30, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned
One to four family, net	$6	$-	$-	$6
Commercial, net	290	-	-	290

Fair Value Measurements at
September 30, 2012 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned
One to four family, net	$268	$-	$-	$268

At September 30, 2013, other real estate owned had a net carrying amount of $296,000 made up of the outstanding balance of $454,000, net of a valuation allowance $158,000 which resulted in a write-down of $157,000 for the year ended September 30, 2013.

At September 30, 2012, other real estate owned had a net carrying amount of $268,000 made up of the outstanding balance of $336,000, net of a valuation allowance $68,000 which resulted in a write-down of $68,000 for the year ended September 30, 2013.

(Continued) 81

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 5 - FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at September 30, 2013 and 2012 are as follows (in thousands):

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
September 30, 2013
Financial assets
Cash and cash equivalents	$8,192	$8,192	$-	$-	$8,192
Securities	87,930	-	87,930	-	87,930
Federal Home Loan Bank stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	482	-	492	-	492
Loans, net	175,476	-	-	186,193	186,193
Accrued interest receivable	1,134	-	494	640	1,134

Financial liabilities
Deposits	$217,340	$93,128	$125,209	$-	$218,337
Federal Home Loan Bank advances	13,230	-	13,706	-	13,706
Accrued interest payable	278	-	278	-	278

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
September 30, 2012
Financial assets
Cash and cash equivalents	$23,430	$23,430	$-	$-	$23,430
Securities	94,456	-	94,456	-	94,456
Federal Home Loan Bank stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	719	-	739	-	739
Loans, net	179,998	-	-	202,153	202,153
Accrued interest receivable	1,255	-	509	746	1,255

Financial liabilities
Deposits	$236,472	$96,176	$141,826	$-	$238,002
Federal Home Loan Bank advances	17,672	-	18,764	-	18,764
Accrued interest payable	376	-	376	-	376

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(Continued) 82

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

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

(Continued) 83

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 6 - LOAN SERVICING

The Company began selling mortgage loans with servicing rights retained during the year ended September 30, 2010. Mortgage loans serviced for others are not reported as assets. The principal balance of these loans at September 30, 2013 and 2012 were $31,682,000 and $24,230,000, respectively. Custodial escrow balances maintained in connection with serviced loans were $85,000 and $31,000 at September 30, 2013 and 2012.

Activity for loan servicing rights during the years ended September 30, 2013 and 2012 were as follows (in thousands):

	September 30,
	2013	2012

Beginning of year	$220	$133
Additions	117	138
Amortized to expense	(32)	(51)

End of year	$305	$220

There was no valuation allowance for servicing rights at September 30, 2013 and 2012. The fair value of servicing rights is estimated to be $310,000 and $220,000 at September 30, 2013 and 2012. Fair value at September 30, 2013 was determined using a discount rate of 8%, prepayment speeds ranging from 213% to 399%, depending on the stratification of the specific right and a weighted average default rate of 0%. There was no fair value valuation performed for September 30, 2012.

The weighted average amortization period is 7.0 years.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2013 and 2012 were as follows (in thousands):

	September 30,
	2013	2012

Land	$1,132	$1,132
Buildings and leasehold improvements	6,043	5,740
Furniture, fixtures, and equipment	1,574	1,506
Automobiles	59	59
	8,808	8,437
Less: Accumulated depreciation	2,611	2,359
	$6,197	$6,078

Depreciation expense was $414,000 and $391,000 for the years end September 30, 2013 and 2012, respectively.

(Continued) 84

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 8 - DEPOSITS

Time deposits of $100,000 or more were $61,406,000 and $67,306,000 at year-end 2013 and 2012.

Scheduled maturities of time deposits for the next five years were as follows (in thousands):

September 30,
2014	$68,378
2015	17,736
2016	13,516
2017	19,343
2018	5,816
Total	$124,789

At September 30, 2013 and 2012, generally accounts in excess of $250,000 are not federally insured.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At September 30, 2013 and 2012, advances from the Federal Home Loan Bank were as follows (in thousands):

	September 30,
	2013	2012

Maturities February 2016 through June 2024, fixed rate at rates from 2.16% to 6.70%, weighted average rate of 2.94% at September 30, 2013 and 2.95% September 30, 2012	$13,230	$17,672

Rates on advances were as follows (in thousands):

	September 30,
	2013	2012

1.75% - 2.75%	$6,660	$8,868
2.76% - 3.75%	5,216	6,899
3.76% - 4.75%	1,276	1,788
4.76% - 5.75%	-	-
5.76% - 6.75%	78	117
	$13,230	$17,672

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by all of the Association’s one to four family first mortgage loans under a blanket lien arrangement at year-end 2013 and 2012 and the Association’s FHLB stock. Based on this collateral and the Association’s holdings of FHLB stock, the Association is eligible to borrow up to a total of $60,854,000 at year-end 2013.

(Continued) 85

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

Payments contractually required over the next five years are as follows (in thousands):

		September 30,
	2014	$3,796
	2015	2,948
	2016	2,385
	2017	1,908
	2018	1,505
	Thereafter	688
Total		$13,230

NOTE 10 - BENEFIT PLANS

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

Funded Status (Market value of plan assets divided by funding target) as of July 1,

	2013*	2012
Source	Valuation	Valuation
	Report	Report

Association Plan	93.86%	100.75%

*Market value of plan assets reflects any contributions received through September 30, 2013

Employer Contributions

Total contributions made to the Pentegra DB Plan, as reported on For 5500, equal $135,230,000 and $191,845,000 for the plan years ending June 30, 2013 and June 30, 2012, respectively. The Association’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The following contributions were paid by the Association during the fiscal years ending September 30,

2013		2012
Date Paid	Amount	Date Paid	Amount
12/31/2012	$248,993	12/27/2011	$569,618

Total	$248,993	Total	$569,618

(Continued) 86

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 10 - BENEFIT PLANS (Continued)

This plan was “frozen” as of February 1, 2013. Contributions will be limited to sustaining earned participant benefits.

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Expense for the years ended September 30, 2013 and 2012 was $46,000 and $16,000, respectively.

Deferred Compensation Plan: A deferred compensation plan covers all directors and certain executive officers. Under the plan, the Association pays each participant, or their beneficiary, the amount of fees deferred plus interest over 20 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans. In January 2003, the Association adopted a non-contributory retirement plan which provides benefits to directors and certain key officers. The Company’s obligations under the plan have been informally funded through the purchase of single premium key man life insurance of which the Company is the beneficiary. The expense incurred for the deferred compensation for the last two years was $181,000 and $173,000 resulting in a deferred compensation liability of $1,340,000 and $1,264,000 as of year-end 2013 and 2012. The cash surrender value of the key man life insurance policies totaled $6,887,000 and $6,685,000 at September 30, 2013 and 2012, respectively.

NOTE 11 - INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Years Ended September 30,
	2013	2012

Current expense	$583	$448
Deferred expense (benefit)	300	(41)
	$883	$407

The following tabulation reconciles the federal statutory tax rate of 34% to the effective rate of taxes provided for income taxes (in thousands):

	Years Ended September 30,
	2013	2012

Tax at statutory rate	$1,033	$675
Tax exempt interest	(184)	(271)
Income from company owned life insurance	(69)	(74)
Other	103	77
Federal income tax expense	$883	$407

Effective Tax Rate	29.06%	20.49%

(Continued) 87

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 11 - INCOME TAXES (Continued)

The components of the Company’s net deferred tax asset (liability) as of September 30, 2013 and 2012 are summarized as follows (in thousands):

	2013	2012
Deferred tax assets:
Deferred compensation plan	$369	$356
Deferred loan origination fees	25	29
Allowance for loan losses	676	681
AMT credit carryforward	331	446
Fictitious loans loss	-	323
Unrealized losses on available for sale securities	402	-
Stock based compensation plans	77	-
Basis in other real estate owned	54	23
ESOP compensation expense	51	38
Other	11	7
	1,996	1,903

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	431	431
Basis in property and equipment	318	331
Accretion on securities	7	32
Mortgage servicing rights	104	75
Unrealized gains on available for sale securities	-	884
	860	1,753
Net deferred tax asset	$1,136	$150

Management evaluated whether a valuation allowance was necessary based on taxes paid in prior periods and recoverable, projected future income, projected future reversals of deferred tax items, and tax planning strategies. Based on its assessments, management concluded that it was more likely than not that all deferred tax assets could be realized based primarily on current taxes paid and recoverable and projected reversals of deferred tax liabilities, as well as future income. As such, no valuation allowance was recorded as of September 30, 2013 or 2012.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before September 30, 2010.

The Company had no unrecognized tax benefits at September 30, 2013 or 2012. No change in unrecognized tax benefits is expected in the next twelve months.

Retained earnings at September 30, 2013 included approximately $2,341,000 for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at September 30, 1987, which is the end of the Association’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at September 30, 2013 was approximately $796,000.

(Continued) 88

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 12 - RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates during 2013 and 2012 were as follows (in thousands):

	September 30,
	2013	2012
Beginning balance	$931	$432
New loans	381	809
Repayments	(727)	(310)

Ending balance	$585	$931

Deposits from principal officers, directors, and their affiliates at September 30, 2013 and 2012 were $3,080,000 and $3,028,000, respectively.

During the years ended September 30, 2013 and 2012, the Company paid approximately $32,000 and $37,000, respectively, to a principal officer who is a Certified Residential Real Estate Appraiser for appraisals performed on real estate properties that were used as collateral on loans extended to customers. The appraisals are validated through an internal validation process and once a property is foreclosed upon or the loan is deemed impaired, an appraisal from an outside party is obtained.

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

As of September 30, 2013, based on the most recent notification from the OCC, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Association’s prompt corrective action category.

(Continued) 89

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 13 - REGULATORY CAPITAL MATTERS (Continued)

Actual and required capital amounts (in thousands) and ratios for the Association are presented below at September 30, 2013 and 2012:

						To Be Well
						Capitalized Under
			For Capital Adequacy			Prompt Corrective
	Actual		Purposes			Action Regulations
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of September 30, 2013:
Total Risk-Based Capital (to Risk-weighted Assets)	$48,322	31.75%	$	≥12,177	≥8.00%	$	≥15,221	≥10.00%
Tier I Capital (to Risk-weighted Assets)	$46,409	30.49%	$	≥6,089	≥4.00%	$	≥9,133	≥6.00%
Tier I Capital (to Adjusted Total Assets)	$46,409	15.89%	$	≥11,679	≥4.00%	$	≥14,599	≥5.00%

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of September 30, 2012:
Total Risk-Based Capital (to Risk-weighted Assets)	$45,499	29.29%	$	≥12,429	≥8.00%	$	≥15,536	≥10.00%
Tier I Capital (to Risk-weighted Assets)	$43,547	28.03%	$	≥6,214	≥4.00%	$	≥9,322	≥6.00%
Tier I Capital (to Adjusted Total Assets)	$43,547	13.78%	$	≥12,644	≥4.00%	$	≥15,805	≥5.00%

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Association. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of September 30, 2013, the Association could, without prior approval, declare dividends of approximately $6,062,000.

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

(Continued) 90

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 14 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (Continued)

The contractual amounts of financial instruments with off-balance-sheet risk at September 30, 2013 and 2012 were as follows:

	September 30, 2013
	Fixed		Variable
	Rate	Rate	Rate	Rate	Total

Commitments to make loans held for sale	$1,174,000	3.88% - 4.75%	$-	0.00%	$1,174,000
Commitments to make loans	-	0.00%	3,150,000	3.25% - 4.25%	3,150,000
Unused lines of credit	2,872,000	5.00% - 8.00%	3,572,000	3.25% - 8.00%	6,444,000
Standby letters of credit	40,000	0.00%	-	0.00%	40,000

	September 30, 2012
	Fixed		Variable
	Rate	Rate	Rate	Rate	Total

Commitments to make loans held for sale	$1,696,000	3.00% - 3.65%	$-	0.00%	$1,696,000
Commitments to make loans	1,200,000	6.00%	178,000	3.50% - 3.99%	1,378,000
Unused lines of credit	2,641,000	5.00% - 6.99%	2,247,000	3.25% - 6.50%	4,888,000
Standby letters of credit	40,000	0.00%	40,000	4.25%	80,000

NOTE 15 - ESOP PLAN

Effective January 1, 2011, the Company adopted an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The ESOP borrowed $2.7 million from the Company and used those funds to acquire 269,790 shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The debt is secured by the shares purchased with the debt proceeds and will be repaid by the ESOP over the 20-year term of the debt with funds from Home Federal Savings and Loan Association’s contributions to the ESOP and dividends payable on stock, if any. The interest rate on the ESOP loan adjusts annually and is the prime rate on the first business day of the calendar year, as published in The Wall Street Journal.

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Total ESOP shares may be reduced as a result of employees leaving the Company; shares that have previously been released to those exiting employees may be removed from the plan and transferred to that employee. As shares are committed to be released from the suspense account, the Bank reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to stockholders’ equity.

Compensation expense recognized for the fiscal years ended September 30, 2013 and 2012 was $143,000 and $46,000 respectively.

Shares held by the ESOP at September 30, 2013 and 2012 were as follows (in thousands):

	September 30,
	2013	2012
Allocated to participants	$16,862	$3,372
Released, but unallocated	10,117	10,117
Unearned	242,811	256,301

Total ESOP shares	269,790	269,790

Fair value of unearned shares	$3,509	$3,158

(Continued) 91

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 16 – EARNINGS PER SHARE

The factors used in the earnings per share computation, at September 30, 2013 and 2012, follow (dollars in thousands):

	September 30,
	2013	2012
Basic
Net income	$2,156	$1,579
Less: Net income attributable to participating securities	(45)	-
Net income available to common shareholders	$2,111	$1,579

Weighted average common shares outstanding	3,359,638	3,372,375
Less: Average unallocated ESOP shares	(256,291)	(267,238)
Average participating shares	(61,753)	-
Average shares	3,041,594	3,105,137

Basic earnings per common share	$0.69	$0.51

Diluted
Net income	$2,111	$1,579

Weighted average common shares outstanding for basic earnings per common share	3,041,594	3,105,137
Add: Dilutive effects of assumed exercises of stock options	-	-

Average shares and dilutive potential common shares	3,041,594	3,105,137

Diluted earnings per common share	$0.69	$0.51

There were no potentially dilutive securities outstanding as of September 30, 2013 or 2012. Stock options of 290,000 shares of common stock were not considered in computing diluted earnings per common share for 2013 because they were antidilutive.

(Continued) 92

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 17 – STOCK REPURCHASE PROGRAM

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

On June 11, 2013, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to purchase up to 161,816 of its issued and outstanding shares of common stock, which represents approximately 5.0% of the Company’s issued and outstanding shares. The repurchase program commenced on June 14, 2013. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the company as authorized but unissued shares. The Company has repurchased 18,961 shares of its common stock at a weighted average price of $15.00 per share under this plan.

NOTE 18 – STOCK BASED COMPENSATION

On January 8, 2013, the shareholders of Poage Bankshares, Inc. approved the Poage Bankshares, Inc. 2013 Equity Incentive Plan (the “Plan”) for employees and directors of the Company. The Plan authorizes the issuance of up to 472,132 shares of the Company’s common stock, with no more than 134,895 of shares as restricted stock awards and 337,237 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Plan may not be less than the fair value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

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

The following table summarizes stock option activity for the year ended September 30, 2013:

		Exercise
	Options	Price
Outstanding - October 1, 2012	-	-
Granted	290,000	$15.00
Exercised	-	-
Forfeited	-	-
Outstanding - September 30, 2013	290,000	$15.00
Fully vested and exercisable at September 30, 2013	-	-
Expected to vest in future periods	290,000	-

(Continued) 93

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 18 – STOCK BASED COMPENSATION (Continued)

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

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of options granted was as follows:

Risk-free interest rate	1.31%
Expected dividend yield	1.06%
Expected stock volatility	12.94
Expected life (years)	7
Weighted average fair value of options granted	$2.00

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. No options were earned during the year ended September 30, 2013. Stock-based compensation expense for stock options for the year ended September 30, 2013 was $43,000. Total unrecognized compensation cost related to non-vested stock options was $537,000 at September 30, 2013 and is expected to be recognized over a period of 5.0 years.

The following table summarizes non-vested restricted stock activity for the year ended September 30, 2013:

2013
Balance - October 1, 2012	-
Granted	134,895
Forfeited	(1,347)
Vested	-
Balance - September 30, 2013	133,548

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted during the year ended September 30, 2013 was $15.10 per share or $2,037,000. Stock-based compensation expense for restricted stock included in salaries and benefits for the year ended September 30, 2013 was $185,000. Unrecognized compensation expense for non-vested restricted stock awards was $1,832,000 and is expected to be recognized over a weighted-average period of 5 years.

NOTE 19 – SUBSEQUENT EVENT

On October 21, 2013, Poage Bankshares, Inc. (the “Company”) and its bank subsidiary, Home Federal Savings and Loan Association, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Town Square Financial Corporation (“Town Square Financial”) and its bank subsidiary, Town Square Bank. Pursuant to the Merger Agreement, the Company will incorporate a subsidiary known as Poage Merger Subsidiary, Inc. (“Poage Merger Subsidiary”) to be merged with and into Town Square Financial, with Town Square Financial as the surviving entity (the “Bank”). Immediately following the merger, Town Square Financial will be merged with and into the Company, with the Company as the surviving entity and Town Square Bank will be merged with and into the Bank, with the Bank as surviving entity. We refer to these transactions collectively as the “Merger.”

(Continued) 94

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 19 – SUBSEQUENT EVENT (Continued)

Under the terms of the Merger Agreement, 55% of the outstanding shares of Town Square Financial common stock will be converted into the right to receive 2.3289 shares of Company common stock for each share of Town Square Financial common stock. Each of the remaining 45% of the outstanding shares of Town Square Financial common stock will be exchanged for $33.86 in cash. Town Square Financial stockholders will have the right to elect to receive cash or Company common stock as outlined above, subject to the requirement that 55% of Town Square Financial common stock is exchanged for Company common stock in accordance with the proration and allocation procedures contained in the Merger Agreement.

The Merger Agreement and the transactions contemplated thereby are subject to the approval of the stockholders of Town Square Financial, regulatory approvals and other customary closing conditions. Closing of the Merger is expected to occur in the first or second quarter of 2014.

The Merger Agreement contains customary representations, warranties and covenants of the Company, the Bank, Poage Merger Subsidiary, Town Square Financial, and Town Square Bank. Town Square Financial has agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions or an agreement concerning, or to provide confidential information in connection with, any proposals for alternative business combination transactions. As of September 30, 2013, Town Square Financial had total assets of $152.3 million, total loans of 126.8 million, and total deposits of 126.4 million.

(Continued) 95

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 20 – HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following balance sheets, statements of income and statements of cash flows for Poage Bankshares, Inc. should be read in conjunction with the financial statements and notes thereto.

BALANCE SHEETS

September 30, 2013 and 2012

(In thousands)

	September 30,
	2013	2012
ASSETS
Cash and cash equivalents	$9,327	$12,428
Investment in Bank	45,659	45,285
ESOP note receivable	2,579	2,678
Other assets	469	221

Total assets	58,034	60,612

LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities	129	30

Total shareholders' equity	57,905	60,582

Total liabilities and shareholders' equity	$58,034	$60,612

(Continued) 96

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 20 – HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)

STATEMENTS OF INCOME

For the Year Ended September 30, 2013 and 2012

(in thousands)

	Year Ended September 30, 2013	Year Ended September 30, 2012

Interest and dividend income	$85	$92
Total interest and dividend income	85	92
Noninterest expense	811	482
Loss before income taxes and equity in undistributed income of Bank	(726)	(390)
Income tax benefit	(247)	(133)
Net loss before equity in undistributed income of Bank	(479)	(257)
Equity in undistributed income of Bank	2,635	1,836

Net income	$2,156	$1,579

(Continued) 97

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013 and 2012

NOTE 20 – HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

For the Year Ended September 30, 2013 and 2012

(in thousands)

	Year Ended September 30, 2013	Year Ended September 30, 2012

Cash flows from operating activities:
Net income	$2,156	$1,579
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income tax benefit	(225)	-
Equity in undistributed net income of Bank	(2,635)	(1,836)
Share based compensation expense	228	-
Increase in other assets	(67)	(221)
Increase (decrease) in other liabilities	99	(170)

Net cash used by operating activities	(444)	(648)

Cash flows from investing activities:
Payments received loan to ESOP	99	20

Net cash provided by investing activities	99	20

Cash flows from financing activities:
Stock repurchases	(2,258)	-
Dividends paid	(498)	(405)

Net cash used by financing activities	(2,756)	(405)

Net decrease in cash and cash equivalents	(3,101)	(1,033)
Cash and cash equivalents at beginning of period	12,428	13,461

Cash and cash equivalents at end of period	$9,327	$12,428

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective, in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)	Management’s Report on Internal Control over Financial Reporting

Poage Bankshares’ management is responsible for establishing and maintaining adequate internal control over financial reporting. Poage Bankshares’ system of internal control over financial reporting is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of Poage Bankshares’ consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

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

As of September 30, 2013, management assessed the effectiveness of Poage Bankshares’ internal control over financial reporting based upon the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that Poage Bankshares’ internal control over financial reporting as of September 30, 2013 is effective using these criteria. This annual report does not include an attestation report of Poage Bankshares’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Poage Bankshares’ registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Poage Bankshares (as a smaller reporting company) to provide only management’s report in this annual report.

(c)	Changes in internal controls.

In connection with the evaluation of the effectiveness of the system of internal control over financial reporting as of September 30, 2012 conducted by management and the audit committee, with the assistance of outside independent professional firms and our internal audit department, we discovered a material weakness in the operating effectiveness of procedures and documentation related to loan underwriting, and also determined that these processes lacked effective supervision and oversight by lending management personnel. This material weakness related to a former employee who had been using our share loan product to make fictitious loans and convert the proceeds to her own use, and, in connection with these fictitious loans, also had been improperly accessing branch cash drawers.

Promptly following the identification of the material weakness, we took the following steps to remediate this material weakness, with a specific focus on enhancing oversight of loan origination, loan processing function, underwriting, branch management and cash control functions, which constituted significant changes in our internal controls:

•	management reviewed this material weakness with our audit committee, senior management and independent public accounting firm;
•	management reviewed with the board of directors the policies previously introduced in August, 2012, which modified the loan product that the employee used to perpetrate fraud, and which resulted in the discovery of the fictitious loans;
•	the board of directors approved modifications of such loan product and the administration of such loan product, which are intended to eliminate the possibility of future fraud;
•	management centralized the dual control of cash collateral associated with each individual loan;
•	management continued to review and monitor the material weakness and the effectiveness of our remedial actions with our audit committee and senior management throughout fiscal 2013;
•	management implemented enhanced loan documentation and underwriting procedures;
•	management reinforced our loan review policies and procedures, including the engagement of a third party loan review firm to assist in our loan evaluations; and
•	management and the board of directors adopted and implemented enhanced branch management policies and procedures, particularly with respect to access to cash on hand.

As previously reported during our quarterly 10-Q filings as of March 31, 2013 and June 30, 2013, management believed these changes remediated the material weakness in internal control over financial reporting that was in existence as of September 30, 2012; and during the fourth quarter, management completed testing of the operational controls such that the controls are now deemed to be remediated as of September 30, 2013.

Other than the charges in internal controls discussed above, there were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our Board of Directors is comprised of seven members. Our Bylaws provide that directors are divided into three classes, with one class of directors elected annually. Our directors are generally elected to serve for a three-year period and until their respective successors shall have been elected and shall qualify.

The table below sets forth certain information regarding the other current members of our Board of Directors and executive officers who are not directors, including the terms of office of board members.

				Current
	Position(s) Held With		Director	Term
Name	Poage Bankshares, Inc.	Age(1)	Since(2)	Expires
	DIRECTORS
Ralph E. Coffman, Jr.	President and Chief Executive Officer	61	2013	2016
Everette B. Gevedon	Director	55	1998	2016
Stuart N. Moore	Director	56	2005	2014
Charles W. Robinson	Director	67	1996	2014
J. Thomas Rupert	Chairman of the Board	67	1981	2015
Darryl E. Akers	Director	61	1991	2015
Thomas P. Carver	Director	63	2006	2015
	EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Jeffrey W. Clark	Chief Financial Officer	55	N/A	N/A
Miles R. Armentrout	Executive Vice President and Chief Credit Officer	57	N/A	N/A
James W. King	Executive Vice President, Chief Information Officer and Secretary(3)	55	N/A	N/A

(1)	As of September 30, 2013.
(2)	Includes service with Home Federal Savings and Loan Association and Poage Bankshares, Inc.
(3)	Mr. King serves on the Board of Directors of Home Federal Savings and Loan Association.

The biographies of each of the nominees, continuing board members and executive officers are set forth below. With respect to directors and nominees, the biographies also contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating Committee to determine that the person should serve as a director. Each director of Poage Bankshares, Inc. is also a director of Home Federal Savings and Loan Association.

Directors

Ralph E. Coffman, Jr. is President and Chief Executive Officer. Mr. Coffman became President and Chief Executive Officer of Poage Bankshares, Inc. and Home Federal Savings and Loan Association in May, 2012. He has been employed in the community banking industry since 1971. Most recently, he served as President, Chief Operating Officer and Interim Chief Executive Officer of First Security Group, Chattanooga, Tennessee from 2010 to 2012, as President of State of Ohio total banking operations of WesBanco Bank, Cincinnati, Ohio from 2007 to 2009, and in a variety of positions, including President and Chief Executive Officer, Chief Administrative Officer and Area President and Branch Administrator at Oak Hill Financial, Inc., Jackson, Ohio, and its subsidiaries from 1996 to 2007. Mr. Coffman was selected to serve as a director because of his extensive experience in the banking industry in our market area provides a broad and unique perspective on the challenges facing our organization and our business strategies and operations, and because his involvement in community organizations and trade associations are beneficial to Home Federal Savings and Loan Association’s lending operations.

Darryl Akers is a director. Mr. Akers was appointed to the board of directors of Home Federal Savings and Loan Association in 1991 and became President and Chief Executive Officer in 1997. He served in that role or as Co-President and Co-Chief Executive Officer until his retirement in May, 2012. He was employed by Home Federal Savings and Loan Association from 1973 until 2012, and held several positions prior to being named President and Chief Executive Officer, including President, Vice President, loan officer and controller. Mr. Akers was selected to serve as a director of Poage Bankshares, Inc. because his extensive experience in a variety of roles at Home Federal Savings and Loan Association, including as senior loan officer, provides a broad and unique perspective on the challenges facing our organization and our business strategies and operations.

J. Thomas Rupert is Chairman of the Board of Directors. He has been a member of the board of directors of Home Federal Savings and Loan Association since 1981 and has served as Chairman of the Board since 2006. He retired as President of Kentucky-Rupert Insurance Agency, Inc., an independent insurance agency in Ashland, Kentucky, on December 31, 2010 after 15 years in that position. However, he continues to serve as a director of Kentucky-Rupert Insurance Agency. Mr. Rupert is a past board member of the Ashland Area Chamber of Commerce and is a member and past President of the Kiwanis Club of Ashland. Mr. Rupert was selected to serve as a director of Poage Bankshares, Inc. because his experience in insurance and financial services provides insight and perspective with respect to general business operations, as well as experience reviewing financial statements. Further, Mr. Rupert’s extensive business contacts derived from his senior positions with the area Chamber of Commerce and the Kiwanis Club of Ashland have been beneficial to Home Federal Savings and Loan Association’s commercial loan operations.

Thomas P. Carver is a director. He is President of Light Express, Inc. (since 1997), Cascar Management & Leasing Corp. (since 1993) and Light Logistics, Inc. (since 1989). Mr. Carver has served as a director of Home Federal Savings and Loan Association since 2006, and was selected to serve as director of Poage Bankshares, Inc. because his extensive experience as president of several different businesses provides a broad and unique perspective on the challenges facing the senior management of our organization and our business strategies and operations.

E. B. Gevedon, MD is a director. He is President and Chief Executive Officer of Family Allergy Services, Inc., a position he has held for 23 years. Dr. Gevedon is a founding member and past Chairman of the Ashland Alliance, the new Chamber of Commerce and Economic Development serving a two-county area. He also served as Chairman of the City of Ashland’s Economic Development Board for five years. His other community service and business activities include current service on the Ashland City Park Board and the Boyd County Board of Health. Dr. Gevedon has previously served as Chairman of the Ashland Tourism Commission and as a board member of the Ashland Community College Foundation and the Highlands Museum and Discovery Center. Dr. Gevedon has served as a director of Home Federal Savings and Loan Association since 1998, was selected to serve as a director of Poage Bankshares, Inc. because his long experience as President and Chief Executive Officer of a small business provides insight to Home Federal as to the lending needs of owners and operators of small businesses in our market area. Further, his extensive experience on area economic development boards provides insight into economic conditions and business development projects within our market area, as well as contacts with area commercial loan prospects.

Stuart N. Moore, DMD is a director. He recently retired from dentistry after practicing for twenty-five years in the Ashland area. He is currently President of Jasmine Properties LLC, which owns and manages residential and commercial rental properties. Dr. Moore obtained his real estate sales license in 1993 and is employed by Robinson Realty. Dr. Moore has served on the board of directors of Home Federal Savings and Loan Association since 2005, and was selected to serve as a director of Poage Bankshares, Inc. because his knowledge of real estate value from construction, comparable sales and income approaches are helpful in evaluating loan approvals, as well as experience reviewing financial statements.

Charles W. Robinson is a director. He is a certified public accountant who has worked extensively with businesses operating in the Home Federal Savings and Loan Association community. Mr. Robinson has worked in public accounting since 1973. Mr. Robinson performed the audit of Home Federal Savings and Loan Association prior to becoming a director. Mr. Robinson has experience in real estate. Mr. Robinson has served as a director of Home Federal Savings and Loan Association since 1996, and was selected to serve as a director of Poage Bankshares, Inc. because his experience in public accounting and real estate provides a broad and unique perspective on the challenges facing our organization and our business strategies and operations, and because his experience as a certified public accountant provides unique insight into our financial accounting practices and procedures, financial reporting and our relationship with our auditors.

Executive Officers Who Are Not Directors

Jeffrey W. Clark was appointed Chief Financial Officer in September 2011 after serving as Senior Accountant of Home Federal Savings and Loan Association since July 2011.  He previously served as Vice President and Chief Financial Officer of Ohio River Bank, Ironton, Ohio since July 2007.  Prior to his employment with Ohio River Bank, he served as Deputy Treasurer with the Lawrence County, Ohio Treasurers Office since March 2006.  Prior to his employment with the County Treasurers Office, Mr. Clark served as Southeastern Ohio Market Area President for Classic Bank, Ashland, Kentucky since May 2003.  Prior to this position, Mr. Clark served as Controller of First Federal Savings Bank of Ironton, Ohio since September 1986 and Chief Financial Officer of its holding company, First Federal Financial Bancorp of Ironton, Ohio, since 1996.

Miles R. Armentrout, was appointed Executive Vice President and Chief Credit Officer of Poage Bankshares, Inc. and Home Federal Savings and Loan Association in June 2012. He previously served as Senior Vice President and Senior Loan Officer of Farmers and Merchants Bank, Miamisburg, Ohio since 2011. Prior to his employment with Farmers and Merchants Bank, he served as Executive Vice President and Senior Commercial Banking Officer with WesBanco Bank, Wheeling, West Virginia since 2007 and Executive Vice President and Chief Lending Officer for Oak Hill Banks, Jackson, Ohio since 2005. Prior to this position, he served as Regional President for the Western Ohio markets since 2003 and Senior Vice President and Senior Loan Officer of Oak Hill subsidiary bank, Towne Bank, Cincinnati, Ohio since 2001. Mr. Armentrout served as Regional Executive of Sky Bank, Bowling Green, Ohio since 1999 and as a Vice President and Commercial Loan Officer for Mid-American Bank and Trust Company, Bowling Green, Ohio since 1993. Prior to that position, he served in various lending management and commercial lending positions with Farmers Banking Company, Lakeview, Ohio and BancOhio National Bank, Columbus, Ohio since 1978.

James W. King currently serves as Executive Vice President, Chief Information Officer and Secretary. Mr. King has been employed by Home Federal Savings and Loan Association since 1983, and has held several positions prior to being named Executive Vice President in 1997 and adding the title of Chief Information Officer in 2010. Mr. King served on the board of directors of Home Federal Savings and Loan Association from 1997 to 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended September 30, 2013, no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Code of Ethics

Poage Bankshares, Inc. has adopted a Code of Ethics that is applicable to its senior financial officers, including the principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions. We have posted this Code of Ethics on our Internet website at www.hfsl.com.

Recommendation of Nominees by Stockholders

There have been no changes to the procedures by which stockholders may recommend nominees to the Nominating and Corporate Governance Committee of the Board of Directors since the filing of the Company’s proxy statement for the 2013 annual meeting of stockholders filed with the SEC on January 9, 2013.

Audit Committee

The Audit Committee is comprised of Directors Rupert, Carver, Gevedon, Moore and Robinson, each of whom is “independent” in accordance with applicable SEC rules and Nasdaq listing standards. Mr. Robinson serves as chair of the Audit Committee. The Audit Committee also serves as the audit committee of the board of directors of Home Federal Savings and Loan Association. The Board of Directors has determined that Mr. Robinson qualifies as an “audit committee financial expert” as defined under applicable SEC rules because Mr. Robinson is a certified public accountant and has nearly 40 years of public accounting experience. In addition, each Audit Committee member has the ability to analyze and evaluate our financial statements as well as an understanding of the Audit Committee’s functions. In addition, each Audit Committee member has overseen and assessed the finances and financial reporting of various businesses that they own or with which they have been employed.

Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our Internet website at www.hfsl.com. As more fully described in the Audit Committee Charter, the Audit Committee reviews the financial records and affairs of Poage Bankshares, Inc. and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States of America.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table. The table below summarizes the total compensation paid to or earned by our President and Chief Executive Officer, Executive Vice President and Chief Credit Officer, and our Executive Vice President and Chief Information Officer for the years ended September 30, 2013 and September 30, 2012. No other executive officer received total compensation of more than $100,000. Each individual listed in the table below is referred to as a named executive officer.

				All other
		Salary(1)	Bonus	compensation(2)	Total
Name and principal position	Year	($)	($)	($)	($)
Ralph E. Coffman, Jr.	2013	209,421	-	16,589	226,010
President and Chief Executive Officer	2012	74,700	-	24,854	99,554

Miles Armentrout	2013	142,977	-	9,034	152,011
Executive Vice President and Chief Credit Officer	2012	35,000	-	-	35,000

James W. King	2013	119,018	-	46,471	165,489
Executive Vice President and Chief Information Officer	2012	95,419	12,000	69,200	176,619

(1)	Mr. Coffman was hired on May 1, 2012.
(2)	For 2013, the amounts in this column reflect what Home Federal Savings and Loan Association paid for, or reimbursed, the applicable named executive officer for the various benefits and perquisites received as follows:

		Employer				Total All
	Auto	Contributions	Life	Appraisal	Social	Other
	Expenses(1)	401k	Insurance(2)	Fees(3)	Membership	Compensation
Name	($)	($)	($)	($)	Benefits	($)
Ralph E. Coffman, Jr.	5,422	6,459	672	-	4,036	16,589
Miles Armentrout	-	4,326	672	-	4,036	9,034
James W. King	-	3,652	672	38,911	3,236	46,471

(1)	Represents amount paid to Mr. Coffman for his use of an automobile.
(2)	Amounts in this column reflect imputed income from life insurance premiums paid by Home Federal Savings and Loan Association.
(3)	Represents fees paid to Mr. King for appraisal services provided on real estate properties securing loans made by Home Federal Savings and Loan Association.

Benefit Plans and Agreements

Employment Agreement. Home Federal Savings and Loan Association entered into an employment agreement with Ralph E. Coffman, Jr. effective as of May 1, 2012. The agreement has an initial term of three years. Commencing on the first anniversary of the agreement and on each subsequent anniversary thereafter, the agreement will be renewed for an additional year so that the remaining term will be three years, unless a notice is provided to the executive that the agreement will not renew. The current base salary for Mr. Coffman is $209,421. In addition to the base salary, the agreement provides for, among other things, participation in bonus programs and other fringe benefit plans applicable to executive employees, including automobile and social membership benefits. The executive’s employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.

Certain events resulting in the executive’s termination or resignation entitle the executive to payments of severance benefits following termination of employment. In the event of the executive’s involuntary termination for reasons other than for cause, disability or retirement, or in the event the executive resigns during the term of the agreement following (a) failure to appoint the executive to the executive position set forth in the agreement, (b) a material change in the executive’s function, duties or responsibilities resulting in a reduction of the responsibility, scope, or importance of executive’s position, (c) relocation of the executive’s office by more than 20 miles, (d) a material reduction in the benefits or perquisites paid to the executive unless such reduction is part of a reduction that is generally applicable to officers or employees of Home Federal Savings and Loan Association, or (e) a material breach of the employment agreement by Home Federal Savings and Loan Association, then the executive would be entitled to a severance payment in the form of a cash lump sum equal to (a) one (1) times the sum of (i) the highest rate of base salary paid to the executive at any time, and (ii) the highest bonus paid to the executive with respect to the three (3) completed fiscal years prior to the date of termination. Internal Revenue Code Section 409A may require that a portion of the above payments cannot be made until six months after termination of employment, if the executive is a “key employee” under IRS rules. In addition, the executive would be entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage for one (1) year.

In the event of a change in control of Home Federal Savings and Loan Association or Poage Bankshares, Inc., followed by executive’s involuntary termination other than for cause, disability or retirement, or resignation for one of the reasons set forth above within 18 months thereafter, the executive would be entitled to a severance payment in the form of a cash lump sum equal to (a) three (3) times the sum of (i) the highest rate of base salary paid to the executive at any time, and (ii) the highest bonus paid to the executive with respect to the three (3) completed fiscal years prior to the change of control. In addition, the executive would be entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage for thirty-six (36) months following the termination of employment. In the event payments made to the executive include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payments will be cutback by the minimum dollar amount necessary to avoid this result.

Upon termination of the executive’s employment, the executive shall be subject to certain restrictions on his ability to compete, or to solicit business or employees of Home Federal Savings and Loan Association and Poage Bankshares, Inc. for a period of one year following termination of employment. This restriction will not apply if the executive’s termination of employment occurs after a change in control of Home Federal Savings and Loan Association or Poage Bankshares, Inc.

Change in Control Agreement. On September 12, 2011, Home Federal Savings and Loan Association entered into a change in control agreement with James W. King. The change in control agreement provides a benefit in the event of an involuntary termination of employment or resignation for good reason following a change in control. The agreement defines good reason as:

•	the failure to appoint the executive to his executive position (as defined in the agreement);

•	a material change in the executive’s position to become one of lesser responsibility, importance or scope than the position the executive held immediately prior to the change in control;

•	the relocation of the executive’s principal place of employment by more than 30 miles from its location as of the date of the agreement;

•	a material reduction in the executive’s base salary and benefits; or

•	the liquidation or dissolution of Home Federal Savings and Loan Association, other than a liquidation or dissolution caused by reorganizations that do not affect the status of the executive.

The severance payment is an amount equal to three times the sum of the executive’s base salary and the highest bonus earned during the prior three years, payable in a lump sum, and the continuation of non-taxable medical and dental coverage for a three-year period. The amount of the payment to be made in connection with a change in control will be reduced, if necessary, to an amount that is $1.00 less than the amount that would otherwise be an “excess parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended (the “Section 280G Limit”). Should Mr. King have his employment terminated in connection with a change in control as of September 30, 2013, Mr. King would receive a maximum cash severance payment of approximately $377,238, based upon his current level of compensation, and such amounts may be reduced pursuant to each executive’s Section 280G Limit.

Executive Supplemental Retirement Plan. Home Federal Savings and Loan Association has purchased an insurance policy on the life of Mr. King and has entered into an Executive Supplemental Retirement Plan (the “Plan”) with Mr. King. The insurance policy is owned by Home Federal Savings and Loan Association, which paid the premium due on the policy in a single lump sum. The amount of the premium paid for the life insurance policy was $365,405. Under the Executive Supplemental Retirement Plan, upon the executive’s death while he was employed, the executive’s beneficiary will be paid a death benefit equal to the executive’s Pre-Retirement Account, as defined in the Plan. In the event of the executive’s death as of September 30, 2013, the beneficiaries of Mr. King would receive a death benefit of approximately $197,913.

In the event an executive remains in the employment of Home Federal Savings and Loan Association until normal retirement age (age 65), he shall receive the balance in the Pre-Retirement Account in 240 equal monthly installments commencing 30 days following the date of the executive’s retirement. In the event an executive terminates employment following a change in control, then the executive shall receive the benefits as if the executive had attained normal retirement age. In the event of a termination of employment following a change in control as of September 30, 2013, Mr. King would receive, beginning at normal retirement age (as defined in the agreement), an estimated monthly benefit of $3,981, which would be payable for 240 months.

Split Dollar Agreement. Home Federal Savings and Loan Association has purchased an insurance policy on the life of Mr. King, and Home Federal Savings and Loan Association has entered into endorsement Split Dollar Agreement with Mr. King. The policy is owned by Home Federal Savings and Loan Association, which paid the premium due on the policy in a single lump sum. The amount of the premium paid for the life insurance policy was $365,405. Under the Split Dollar Agreement, upon the executive’s death while he is an executive of Home Federal Savings and Loan Association, the executive’s beneficiary will be paid a death benefit equal to 80% of the total death proceeds of the life insurance policy minus the cash surrender value of the policy. In the event of the executive’s death as of September 30, 2013, the beneficiaries of Mr. King would receive a death benefit of $523,918.

In the event Mr. King dies after he terminated employment for any reason, including retirement, his beneficiary will be entitled to a reduced benefit, which will be determined based on the number of full years the executive has been employed since the date of hire. When Mr. King attains the age of 55, his beneficiary will be entitled to the full death benefit, as described above.

The Split Dollar Agreement may be terminated if the executive’s employment is terminated for cause (as defined in the agreement) or upon Home Federal Savings and Loan Association’s cancellation of the life insurance policies. Upon termination, the executive will have an option to purchase the insurance policies for an amount equal to the greater of the cash value of the policies or the amount of premiums paid by Home Federal Savings and Loan Association.

401(k) Plan. Home Federal Savings and Loan Association participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). Employees who have completed two consecutive months of service and attained the age of 21 will be eligible to participate in the 401(k) Plan.

Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, up to 75% of his or her salary in any plan year, subject to limits imposed by the Internal Revenue Code. For 2013, the salary deferral contribution limit is $17,500, provided, however, that a participant over age 50 may contribute an additional $5,500 to the 401(k) Plan. In addition, Home Federal Savings and Loan Association will match the employee contribution up to a total of 3% of their salary. A participant is always 100% vested in his or her salary deferral contributions and a participant will become 100% vested in employer contributions, after completing three years of service. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of a participant’s termination of employment with Home Federal Savings and Loan Association.

Defined Benefit Pension Plan. Home Federal Savings and Loan Association participates in the Pentegra Defined Benefit Plan for Financial Institutions, a multi-employer pension plan (the “Pension Plan”). The Pension Plan covers all eligible employees meeting certain service and age requirements that were employed by Home Federal Savings and Loan Association prior to January 1, 2007. Effective January 1, 2007, Home Federal Savings and Loan Association amended the Pension Plan to provide that employees hired after December 31, 2006 would not be eligible to participate in the Pension Plan. Eligible employees hired before January 1, 2007 continue to earn benefits under the Pension Plan. During the year ended September 30, 2013, Home Federal Savings and Loan Association recognized $249,000 as a pension expense.

Employee Stock Ownership Plan. In connection with the conversion, Home Federal Savings and Loan Association adopted an employee stock ownership plan for eligible employees. Eligible employees who have attained age 21 and completed one year of service will begin participation in the employee stock ownership plan on the later of the effective date of the conversion (September 12, 2011) or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 269,790 shares of Poage Bankshares, Inc. common stock issued in the offering. The employee stock ownership plan funded its stock purchase with a $2.7 million loan from Poage Bankshares, Inc., to be repaid over 20 years. The loan will be repaid principally through Home Federal Savings and Loan Association’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the 20-year term of the loan. The interest rate for the employee stock ownership plan loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal, on the closing date of the offering. Thereafter, the interest rate will adjust annually and will be the prime rate on the first business day of the calendar year, retroactive to January 1 of such year.

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

Director Compensation

The following table sets forth for the fiscal year ended September 30, 2013 certain information as to the total remuneration we paid to our directors other than to our named executive officers. Information with respect to director compensation paid to directors who are also named executive officers is included above in “—Executive Officer Compensation—Summary Compensation Table.”

	Fees earned
	or paid in	All other
	cash	Compensation(2)	Total
Name	($)	($)	($)
Thomas P. Carver	22,887	-	22,887
Everette B. Gevedon	22,631	1,396	24,027
Stuart N. Moore	22,576	2,032	24,608
Charles W. Robinson	22,643	2,589	25,232
J. Thomas Rupert	36,923	2,013	38,936

(1)	Messrs. Coffman and King do not receive any separate compensation for their service on the Board.
(2)	The amounts in this column reflect long term care insurance premiums paid by Home Federal Savings and Loan Association on behalf of each director.

Director Fees

Each person who serves as a director of Poage Bankshares, Inc. also serves as a director or advisory director of Home Federal Savings and Loan Association and earns director and committee fees only in his capacity as a director, advisory director or committee member of Home Federal Savings and Loan Association. Directors and advisory directors of Home Federal Savings and Loan Association do not receive any additional fees for service on the Board of Directors or any committee of the Board of Directors of Poage Bankshares, Inc.

Each director and advisory director of Home Federal Savings and Loan Association is paid a monthly meeting fee of $1,400, except that Mr. Rupert receives $2,500 as Chairman of the Board and Mr. Carver receives $1,450 as Vice Chairman. Each non-employee director receives $500 per committee meeting. Each non-employee director receives $500 for each special meeting and employee directors receive $500 for each special meeting only if it is held after regular office hours.

Director Plans

Director Supplemental Retirement Plans. Home Federal Savings and Loan Association has purchased insurance policies on the lives of Messrs. Carver, Gevedon, Moore, Robinson and Rupert and has entered into a Director Supplemental Retirement Plan (the “Plan”) with each of Messrs. Carver, Gevedon, Moore, Robinson and Rupert. The insurance policies are owned by Home Federal Savings and Loan Association, which paid each premium due on the policies in a single lump sum. The amount of the premiums paid for the life insurance policies was $220,000 $60,845, $121,000, $115,504 and $132,030, respectively, on behalf of Messrs. Carver, Gevedon, Moore, Robinson and Rupert. Under the Director Supplemental Retirement Plans, upon a director’s death, the director’s beneficiary will be paid a death benefit equal to the director’s accrued liability retirement plan, as defined in the plan. In the event of the directors’ deaths as of September 30, 2013, the beneficiaries of Messrs. Carver, Gevedon, Moore, Robinson and Rupert would receive a death benefit of approximately $48,392, $19,369, $17,453, $86,565 and $88,630, respectively.

In the event Messrs. Carver, Gevedon, Moore, Robinson and Rupert remain in the service of Home Federal Savings and Loan Association until normal retirement age (age 70), each shall receive an annual benefit payable over thirteen years (fourteen years for Messrs. Robinson and Rupert) in monthly installments commencing thirty (30) days following the date of the director’s retirement. In the event a director terminates employment following a change in control, then the director shall receive the benefits as if the director had attained normal retirement age. In the event of a termination of employment following a change in control as of September 30, 2013, Messrs. Carver, Gevedon, Moore, Robinson and Rupert would receive, beginning at normal retirement age (as defined in the plan), amounts specified in an exhibit to each director’s agreement, which provides for different payment amounts in different years. The first year’s payment amounts are $13,327, $12,921, $8,655, $11,832, and $12,601, respectively, which would be payable for up to thirteen years (fourteen for Messrs. Robinson and Rupert).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of September 30, 2013 about Poage Bankshares, Inc. common stock that may be issued under equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION
Number of securities
remaining available
for future issuance
	Number of securities		under stock-based
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in first
Plan Category	warrants and rights	warrants and rights	column)
Equity compensation plans approved by security holders	290,000	15.00	48,584

Equity compensation plans not approved by security holders	-	-	-
Total	290,000	15.00	48,584

Security Ownership of Management and Certain Beneficial Owners

Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of September 30, 2013, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers and the Home Federal Savings and Loan Association Employee Stock Ownership Plan is 1500 Carter Avenue, Ashland, Kentucky 41101.

	Amount of Shares
	Owned and Nature		Percent of Shares
	of Beneficial		of Common Stock
Name and Address of Beneficial Owners	Ownership(1), (2)		Outstanding

Five Percent Stockholders

Home Federal Savings and Loan Association ESOP	269,749		8.05%

Sandler O'Neill Asset Management, LLC
SOAM Holdings, LLC
Terry Maltese	250,000	(3)	7.46%
150 East 52nd Street, 30th Floor
New York, New York 10022

Jospeh Stilwell
Stilwell Activist Fund, L.P.
Stilwell Activist Investments, L.P.
Stilwell Partners, L.P.
Stilwell Value LLC
Stilwell Value Partners II, L.P.
Stilwell Value Partners V, L.P.
Stilwell Value Partners VII, L.P.	318,471	(4)	9.50%
111 Broadway, 12th Floor
New York, New York 10006

Ithan Creek Master Investors (Cayman), L.P.
Wellington Hedge Management, LLC	315,817	(5)	9.42%
c/o Wellington Management Company, LLP
280 Congress Street
Boston, Massachusetts 02210

Directors and Executive Officers

J. Thomas Rupert, Chariman of the Board	38,094	(6)	1.14
Ralph E. Coffman, Jr., President and Chief Executive Officer and Director	17,938	(7)	*
Darryl E. Akers, Director(16)	4,085	(8)	*
James W. King, Executive Vice President, Chief Information Officer and Secretary	18,489	(9)	*
Jeffrey W. Clark, Chief Financial Officer	10,468	(10)	*
Miles R. Armentrout, Executive Vice President and Chief Credit Officer	9,443	(11)	*
Thomas P. Carver, Director	38,094	(12)	1.14
Everette B. Gevedon, Director	23,094	(13)	*
Stuart N. Moore, Director	40,594	(14)	1.21
Charles W. Robinson, Director	38,094	(15)	1.14

All directors and executive officers as a group (10 persons)	238,393		7.11%

 * Less than 1%

(1)     In accordance with Rule 13d-3 under the Securities and Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.

(2)     As of the voting record date. An aggregate of 3,372 shares held in our employee stock ownership plan have been allocated to participant accounts. The trustee will vote the unallocated stock in proportion to the voting instructions received from plan participants with respect to the allocated shares.

(3)     Based on Schedule 13D filed with the Securities and Exchange Commission on October 31, 2013.

(4)     Based on Schedule 13D/A filed with the Securities and Exchange Commission on October 21, 2013.

(5)     Based on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2013.

(6)     Includes 15,000 shares held by Mr. Rupert's wife, over which Mr. Rupert is deemed to have shared voting and dispositive power together with his wife, 8,094 unvested restricted stock awards.

(7)     Includes 2,750 shares held by an IRA for the benefit of Mr. Coffman, 14,838 unvested restricted stock awards.

(8)     Includes 387 shares held by our employee stock ownership plan, 2,698 unvested restricted stock awards.

(9)     Includes 246 shares held by our employee stock ownership plan, 9,443 unvested restricted stock awards.

(10)   Includes 9,443 unvested restricted stock awards.

(11)   Includes 9,443 unvested restricted stock awards.

(12)   Includes 15,000 shares held by Mr. Carver's wife, over which Mr. Carver is deemed to have shared voting and dispositive power together with his wife, 8,094 unvested restricted stock awards.

(13)   Includes 8,094 unvested restricted stock awards.

(14)   Includes 15,000 shares held by Mr. Moore's wife, over which Mr. Moore is deemed to have shared voting and dispositive power together with his wife, 8,094 unvested restricted stock awards.

(15)   Includes 15,000 shares held by Mr. Robinson's wife, over which Mr. Robinson is deemed to have shared voting and dispositive power together with his wife, 8,094 unvested restricted stock awards.

(16)   Mr. Akers retired as Co-President and Co-Chief Executive Officer of Poage Bankshares, Inc. effective May 1, 2012. Subsequently, he served as Executive Consultant to the President and the Board of Directors of Poage Bankshares, Inc. and Home Federal Savings and Loan Association until December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

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

Home Federal Savings and Loan Association makes loans to its directors, executive officers and employees through an employee loan program. The program applies only to first or second mortgage loans on a primary or secondary residence. Home Federal waives the $175 loan processing fee for loans made under the employee loan program. Except for the waived loan processing fee, these loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features. The aggregate amount of our loans to our executive officers and directors and their related entities was $499,000 at September 30, 2013. As of September 30, 2013, these loans were performing according to their original terms.

The following table sets forth loans made by Home Federal Savings and Loan Association to its directors and executive officers where the largest amount of all indebtedness outstanding during the years ended September 30, 2013 and 2012, and all amounts of interest payable during each year, respectively, exceeded $120,000, and where the borrowers received reduced origination fees, as described above.

		Largest			Amount of	Amount of
		Aggregate			Principal Paid	Interest Paid
		Balance from		Principal	from October 1,	from October 1,
		October 1, 2012	Interest Rate	balance on	2012 to	2012 to
		to September 30,	on September	September	September 30,	September 30,
Name	Type of Loan	2013	30, 2013	30, 2013	2013	2013

Charles w. Robinson	Commercial real estate	$74,344	4.75	$65,915	$8,429	$3,421
Stuart N. Moore	Mortgage on second home	$225,065	2.990%	$-	$225,065	$7,157
Stuart N. Moore	Mortgage on second home(1)	$210,000	2.750%	$208,478	$7,522	$770
Darryl E. Akers	Home equity line/second mtg	$22,306	3.625%	$19,709	$2,597	$931
Darryl E. Akers	Personal auto loan	$8,353	3.500%	$4,458	$3,895	$247
James W. King	Personal home loan	$143,147	5.000%	$138,706	$4,441	$7,658
James W. King	Auto loan co-borrower	$39,801	2.390%	$36,530	$3,271	$88
Ralph E. Coffman, Jr.	Construction loan for residence	$473,900	6.000%	$-	$473,900	$18,059
Miles R. Armentrout	Personal auto loan	$31,520	2.340%	$25,584	$5,936	$888

		Largest			Amount of	Amount of
		Aggregate			Principal Paid	Interest Paid
		Balance from		Principal	from October 1,	from October 1,
		October 1, 2011	Interest Rate	balance on	2011 to	2011 to
		to September 30,	on September	September	September 30,	September 30,
Name	Type of Loan	2012	30, 2012	30, 2012	2012	2012

Stuart N. Moore	Mortgage on second home	$240,000	2.990%	$225,065	$14,935	$5,239
Darryl E. Akers	Personal home loan(2)	$306,500	3.625%	$-	$-	$-
Darryl E. Akers	Home equity line/second mtg	$24,371	3.625%	$22,306	$2,065	$1,158
Darryl E. Akers	Personal auto loan	$10,000	3.500%	$8,353	$1,647	$113
James W. King	Personal home loan	$147,861	5.000%	$143,147	$4,714	$7,286
Ralph E. Coffman, Jr.	Construction loan for residence	$295,871	6.000%	$295,871	$-	$211

(1) The loan to Mr. Moore was a refinance of a previously existing loan.

(2) The loan to Mr. Akers was a refinance of a previously existing loan. This loan was extended to Mr. Akers on July 2, 2012, and subsequently sold to the Federal Home Loan Bank of Cincinnati on July 16, 2012.

Other Transactions. None.

Board and Committee Independence

The Board of Directors has determined that each of Poage Bankshares, Inc.’s directors, with the exception of Messrs. Akers and Coffman, is “independent” as defined in the listing standards of the NASDAQ Stock Market. Mr. Akers is not independent by virtue of his employment as Co-President and Co-Chief Executive Officer within the past three years, and Mr. Coffman is not independent by virtue of his current employment as President and Chief Executive Officer. Each director who serves on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is “independent” as defined in the listing standards of the Nasdaq Stock Market and SEC regulations for purposes of service on each of such committees.

In determining the independence of the other directors, the Board of Directors considered the following facts.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Horwath LLP during the years ended September 30, 2013 and 2012.

	Year Ended	Year Ended
	September 30,	September 30,
	2013	2012

Audti Fees	$83,250	$140,343
Audit-Related Fees	$1,500	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit Fees. The aggregate fees billed to us for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements were $83,250 and $140,143 during the years ended September 30, 2013 and 2012, respectively.

Audit Related Fees. The fees billed to us for audit- related services during the year ended September 30, 2013 were $1,500. There were no fees billed to us for audit- related services during the year ended September 30, 2012.

Tax Fees. There were no fees billed to us by Crowe Horwath LLP for professional services rendered for tax preparation, tax consultation and tax compliance during the years ended September 30, 2013 and 2012.

All Other Fees. There were no fees billed to us by Crowe Horwath LLP for other services during the years ended September 30, 2013 and 2012.

The Audit Committee has considered whether the provision of non-audit services, which relate primarily to tax compliance services and tax advice rendered, is compatible with maintaining the independence of Crowe Horwath LLP. The Audit Committee concluded that performing such services does not affect the independence of Crowe Horwath LLP in performing its function as our independent registered public accounting firm.

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit-related fees and all other fees described above were approved as part of our engagement of Crowe Horwath LLP.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

    The following documents are filed as item 8 of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets – at September 30, 2013 and 2012

(C) Consolidated Statements of Income – Years ended September 30, 2013 and 2012

(D) Consolidated Statements of Comprehensive Income (Loss) – Years ended September 30, 2013 and 2012

(E) Consolidated Statements of Changes In Equity – Years ended September 30, 2013 and 2012

(F) Consolidated Statements of Cash Flows – Years ended September 30, 2013 and 2012

(G) Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules

None.

(b)	Not applicable.

(c)	Not applicable.

(a)(3)	Exhibits

3.1	Articles of Incorporation of Poage Bankshares, Inc.*
3.2	Bylaws of Poage Bankshares, Inc.**
4	Form of Common Stock Certificate of Poage Bankshares, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Employment Agreement, dated April 26, 2012, by and between Ralph E. Coffman, Jr. and Home Federal Savings and Loan Association***
10.3	Employment dated May 1, 2011, by and among Miles R. Armentrout, Poage Bankshares, Inc. and Home Federal Savings and Loan Association****
10.4	Three Year Change in Control Agreement, dated September 12, 2011, by and between James W. King and Home Federal Savings and Loan Association.*

10.5	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 29, 2003, by and between James W. King and Home Federal Savings and Loan Association.*
10.6	Form of Director Supplemental Retirement Plan Agreement.*
10.7	Form of Executive Supplemental Retirement Plan Agreement.*
10.8	Form of Amendment to the Executive Supplemental Retirement Plan Agreement.*
10.9	Poage Bankshares, Inc. 2013 Equity Incentive Plan*****
10.10	Agreement and Plan of Merger, dated as of October 21, 2013, by and among Poage, Bankshares, Inc., Poage Merger Subsidiary, Inc. and Home Federal Savings and Loan Association, and Town Square Financial Corporation and Town Square Bank.******
21	Subsidiaries of registrant*
23	Consent of Crowe Horwath LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and 2012, (ii) the Consolidated Statements of Income for the years ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended September 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended September 30, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 of Poage Bankshares, Inc. (File No. 333-172192, originally filed with the Securities and Exchange Commission on February 11, 2011, and as subsequently amended).
**	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on August 29, 2013).
***	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on April 30, 2012).
****	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on June 27, 2012).
*****	Incorporated by reference to the Definitive Proxy Statement on Schedule 14A of Poage Bankshares, Inc.(File No. 001-35295, filed with the Securities and Exchange Commission on January 1, 2013).
******	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on October 21, 2013).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Poage Bankshares, Inc.

Date: December 20, 2013
/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Position	Date

By:	/s/ R. E. Coffman, Jr.	President, Chief Executive	December 20, 2013
	R. E. Coffman, Jr.	Officer and Director
(Principal Executive Officer)

By:	/s/ Jeffery W. Clark	Chief Financial Officer	December 20, 2013
	Jeffery W. Clark	(Principal Financial and
Accounting Officer)

By:	/s/ J. Thomas Rupert	Chairman of the Board	December 20, 2013
J. Thomas Rupert

By:	/s/ Darryl E. Akers	Director	December 20, 2013
Darryl E. Akers

By:	/s/ Everette B. Gevedon	Director	December 20, 2013
Everette B. Gevedon

By:	/s/ Thomas P. Carver	Director	December 20, 2013
Thomas P. Carver

By:	/s/ Stuart N. Moore	Director	December 20, 2013
Stuart N. Moore

By:	/s/ Charles W. Robinson	Director	December 20, 2013
Charles W. Robinson

