Form 10-KT
period 2013-12-31
Poage Bankshares, Inc.
filed 2014-03-28
CIK 1511071

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-K

______________________

☐	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended _____________________

OR

☒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For transition period from October 1, 2013 to December 31, 2013

Commission File Number 001-35295

_______________________

Poage Bankshares, Inc.

(Exact Name of Registrant as Specified in Charter)

_______________________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 26, 2014, 3,904,884 shares of the Registrant’s common stock, $.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2013, was $41.1 million.

PART I

ITEM 1.	BUSINESS

Recent Acquisition

On March 18, 2014, we completed the acquisition of Town Square Financial Corporation and its Kentucky-chartered commercial bank subsidiary, Town Square Bank.  Town Square Financial Corporation operated three branches located in Boyd County, Kentucky and one branch located in Jessamine County, Kentucky.  After estimated purchase accounting adjustments, we added $150.0 million in total assets, $126.1 million in total loans, $121.6 million in total deposits, and $18.1 million in shareholders’ equity. We issued 557,621 shares of Poage Bankshares, Inc. common stock and we paid $6.6 million in cash as merger consideration to stockholders of Town Square Financial Corporation.

Recent Fiscal Year Date Change

On August 29, 2013, the Board of Directors of Poage Bankshares amended its bylaws to change the fiscal year from September 30 to December 31 of each year. Accordingly, we are required to file this transition report on Form 10-K, reporting consolidated financial data for the three month period ended December 31, 2013.

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios;

•	estimates of our risks and future costs and benefits;

•	statements about the benefits of the acquisition of Town Square Financial Corporation and Town Square Bank, including future financial and operating results, cost savings, enhancements to revenue and accretion to reported earnings that may be realized from the acquisition; and

•	statements about the financial condition, results of operations and business of Poage Bankshares.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	our ability to successfully enhance internal controls;

•	our businesses may not be combined successfully, or such combination may take longer to accomplish than expected;

•	the growth opportunities and cost savings from the acquisition of Town Square Financial Corporation and Town Square Bank may not be fully realized or may take longer to realize than expected;

•	our ability to manage increased expenses following the acquisition of Town Square Financial Corporation and Town Square Bank, including salary and employee benefit expenses and occupation expenses;

•	operating costs, customer losses and business disruption following the acquisition of Town Square Financial Corporation and Town Square Bank, including adverse effects of relationships with employees, may be greater than expected;

•	competition among depository and other financial institutions;

•	our success in increasing our originations of adjustable-rate mortgage loans;

•	our success in increasing our commercial business, commercial real estate and multi-family lending;

•	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending, including as a result of the acquisition of Town Square Financial Corporation and Town Square Bank;

•	our success in introducing new financial products;

•	our ability to attract and maintain deposits, including former depositors of Town Square Bank;

•	decreases in our asset quality;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	further declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, particularly the new capital regulations, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Risk Factors” beginning on page 36.

Poage Bankshares, Inc.

Poage Bankshares, Inc. is incorporated in the State of Maryland. We are the holding company for Home Federal Savings and Loan Association (“Home Federal”). We completed our initial public offering of common stock in September 2011 in connection with the mutual-to-stock conversion of Home Federal. In that offering, Poage Bankshares, Inc. sold 3,372,375 shares of common stock at $10.00 per share. After costs of $1.7 million directly attributable to the offering, net proceeds, excluding the ESOP loan, amounted to $32.0 million. Poage Bankshares, Inc. contributed $16.0 million of the net proceeds of the offering to Home Federal.

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

Market Area

Our primary lending markets are in Boyd, Greenup, and Lawrence Counties in Kentucky, and Lawrence and Scioto Counties in Ohio. Our retail deposit market includes the areas surrounding our six offices in northeastern Kentucky, including our main office in Ashland and our branch offices in Flatwoods, Greenup, Louisa, South Shore and Summit. With the acquisition of Town Square Financial Corporation and Town Square Bank, we added four offices in Ashland, Catlettsburg, and Cannonsburg in Boyd County and Nicholasville in Jessamine County. We also operate an automated teller machine at each of our offices and have a loan production office in the Cincinnati, Ohio area.

Our market area includes both rural and urban communities. The total population base in the four counties where we operate offices was 152,000 in 2012, and also 2011. The economic base in our lending market was in the past primarily industrial and reliant upon a small number of large employers, particularly in the steel and petroleum industries. A decline in these segments of the local economy has resulted in slow economic growth and population loss over the last several decades. However, during recent years, a diversification of our employment base into services including healthcare has offset to some extent the adverse impact of the decline of our industrial base.

Per capita incomes in the counties comprising our lending market all lag the applicable Kentucky or Ohio State averages. As of December 2013, the unemployment rate in Boyd and Jessamine Counties, Kentucky was 7.4% and 6.4%, respectively, which is less than the national unemployment rate, while the unemployment rates in Lawrence and Greenup Counties, Kentucky were 10.5% and 8.5%, respectively. Our market area did not experience the high growth in 2003 through 2007 that characterized many “bubble” markets across the country. As a result, although real estate values have softened, our market area has not experienced the level of decline in real estate values that has occurred in many other markets.

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

As of June 30, 2013, our market share of deposits represented 23.04% of Federal Deposit Insurance Corporation-insured deposits in Boyd, Greenup, Lawrence and Jessamine Counties in Kentucky combined, taking into account the acquisition of Town Square Financial Corporation and Town Square Bank. To effectively compete, we seek to emphasize community orientation, local and timely decision making and superior customer service.

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

During July 2010, we began selling substantially all of our fixed-rate residential mortgages to the Federal Home Loan Bank of Cincinnati (“FHLB–Cincinnati”) with servicing retained. Total proceeds from mortgages sold under this program equaled approximately $2.0 million for the three months ended December 31, 2013. The sale of our fixed-rate residential mortgage originations to the FHLB–Cincinnati, and our increased originations of nonresidential loans, which generally have shorter terms than one- to four-family residential loans, assist in managing the interest rate risk associated with our portfolio of long-term fixed-rate one- to four-family residential loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At or For the Year Ended		At or For the Years Ended
	December 31,		September 30,
	2013		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)
Real estate loans:
One- to four-family	$135,243	75.52%	$132,462	74.61%	$141,307	77.60%	$147,733	79.95%	$154,098	84.16%
Multi-family	889	0.50%	1,020	0.57%	985	0.54%	2,016	1.09%	2,860	1.56%
Commercial real estate	17,321	9.67%	16,763	9.44%	16,333	8.97%	9,786	5.30%	7,331	4.00%
Construction and land	2,176	1.22%	3,840	2.16%	3,095	1.70%	5,209	2.82%	3,700	2.02%
Total real estate loans	155,629	86.90%	154,085	86.79%	161,720	88.82%	164,744	89.16%	167,989	91.75%

Commercial business loans	5,641	3.15%	5,509	3.10%	4,895	2.69%	3,722	2.01%	1,970	1.08%

Consumer loans:
Home equity loans and lines of credit	5,953	3.32%	5,872	3.31%	5,911	3.25%	5,796	3.14%	5,005	2.72%
Motor vehicle	8,902	4.97%	9,015	5.08%	6,968	3.83%	7,299	3.95%	5,544	3.03%
Other	2,960	1.65%	3,058	1.72%	2,592	1.42%	3,212	1.74%	2,583	1.41%
Total consumer loans	17,815	9.95%	17,945	10.11%	15,471	8.50%	16,307	8.83%	13,132	7.17%
Total loans	179,085	100.00%	177,539	100.00%	182,086	100.00%	184,773	100.00%	183,091	100.00%

Net deferred loan fees	89		74		84		92		92
Allowance for losses	1,908		1,989		2,004		1,658		1,134
Loans, net	$177,088		$175,476		$179,998		$183,023		$181,865

Contractual Maturities and Interest Rate Sensitivity. The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

			Multi-Family
			and
	One- to Four-		Commercial	Construction	Commercial
December 31, 2013	Family	Home Equity	Real Estate	and Land	Business	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$1,238	$10	$55	$1,172	$2,407	$255	$5,137
More than one to two years	82	-	83	7	1,492	997	2,661
More than two to three years	420	-	100	9	349	1,738	2,616
More than three to five years	1,452	1,000	55	62	424	5,160	8,153
More than five to ten years	13,074	4,918	2,281	454	104	3,079	23,910
More than ten to fifteen years	19,338	25	7,588	472	865	255	28,543
More than fifteen years	99,639	-	8,048	-	-	378	108,065
Total	$135,243	$5,953	$18,210	$2,176	$5,641	$11,862	$179,085

The following table sets forth our fixed and adjustable-rate loans at December 31, 2013 that are contractually due after December 31, 2014. Loans are presented net of loans in process.

	Due After December 31, 2014
	Fixed	Adjustable	Total
		(In thousands)

Real Estate:
One- to four-family	$60,839	$73,166	$134,005
Multi-family and commercial real estate	5,597	12,588	18,155
Construction and land	1,004	-	1,004
Total real estate loans	67,440	85,724	153,164

Consumer and other loans:
Consumer	11,607	-	11,607
Home equity lines-of-credit	3,026	2,917	5,943
Commercial business	2,848	386	3,234
Total consumer and other loans	17,481	3,303	20,784

Total	$82,574	$90,474	$173,948

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has long been the origination of one- to four-family residential mortgage loans. At December 31, 2013, $135.2 million, or 75.5% of our total loan portfolio, consisted of loans secured by one- to four-family residences compared to $132.5 million, or 74.6% of our total loan portfolio at September 30, 2013.

Historically, we have originated both fixed-rate and adjustable-rate one- to four-family mortgage loans. At December 31, 2013, 43.9% of our total one- to four-family mortgage loans were fixed-rate loans, all of which we originated for sale to the FHLB-Cincinnati, and 56.1% were adjustable-rate loans.

Our fixed-rate one- to four-family residential mortgage loans are generally underwritten according to secondary market standards (e.g., Freddie Mac guidelines), and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2013 was generally $417,000 for single-family homes in our market area. We also originate adjustable rate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” Virtually all of our residential loans are secured by properties located in our market area.

We generally limit the loan-to-value ratios of our mortgage loans to 80% of the sales price or appraised value, whichever is lower. Loans with certain credit enhancements, such as private mortgage insurance, may be made with loan-to-value ratios up to 95%. We participate in the Welcome Home Program for affordable housing provided by the FHLB.

Our fixed-rate one- to four-family mortgage loans typically have terms of 15 or 30 years, with a 30-year term constituting 33.4% of these loans and representing 17.4% of total loans at December 31, 2013.

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

Until fiscal 2010, we generally retained in our portfolio all of the loans that we originated. In July 2010, as part of our interest rate risk management strategy, we initiated a secondary market program focused on reducing the origination of fixed-rate residential mortgage loans for our portfolio and instead selling some or all of our fixed rate mortgage originations in the FHLB–Cincinnati Mortgage Purchase Program, with servicing retained. Since beginning this program, we have sold approximately $41.7 million in fixed-rate mortgage loans to the FHLB–Cincinnati. We expect that loans sold under this program will continue to increase.

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

Consumer Lending and Home Equity Loans and Lines of Credit. At December 31, 2013, $6.0 million, or 3.3% of our total loan portfolio, consisted of home equity loans and lines of credit, and $11.9 million, or 6.6% of our total loan portfolio consisted of motor vehicles and other consumer loans, compared to $5.9 million, or 3.3% of our total loan portfolio, and $12.1 million, or 6.8% of our total loan portfolio, respectively, at September 30, 2013. In order to reduce the term of our loans and enhance the yields thereof, we intend to increase our consumer loans and home equity loans and lines of credit over the next three years.

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

At December 31, 2013, the largest outstanding home equity loan or line of credit was $485,000. This loan was performing in accordance with its original terms at December 31, 2013.

Commercial Real Estate and Multi-Family Loans. At December 31, 2013, our commercial real estate loans totaled $17.3 million and our multi-family loans totaled $889,000 compared to $16.8 million and $1.0 million, respectively, at September 30, 2013. Subject to market conditions, we intend to continue to increase the proportion of these nonresidential real estate loans in our portfolio over the next few years.

Maturities for our commercial real estate and multi-family loans generally do not exceed 15 years, although exceptions may be made for terms of up to 20 years. Rates are generally adjustable based upon the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year or another floating index. The maximum loan-to-value ratio on our commercial real estate and multi-family loans is 80% for owner-occupied commercial real estate and one- to four-family residential rental properties, and 75% for office or retail non-owner-occupied commercial real estate or rental properties with greater than five units. We generally require a first mortgage on all commercial real estate loans, as well as a debt service coverage ratio of 1.25:1. At December 31, 2013, our largest outstanding commercial real estate loan was a $2.5 million loan secured by several convenience store/gas station operations. Our largest multi-family real estate loan at December 31, 2013 was a $287,000 loan secured by a 20-unit apartment complex. Both of these loans were performing in accordance with their original terms at December 31, 2013.

Set forth below is information regarding our commercial real estate loans at December 31, 2013.

Type of Loan	Number of Loans	Balance
		(In thousands)

Office	11	$1,626
Industrial	11	1,978
Retail	20	8,379
Mixed use	4	285
Church	5	500
Other	22	4,553
Total	73	$17,321

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

Commercial Business Loans. Our portfolio of commercial business loans increased to $5.6 million, or 3.2% of our total loan portfolio at December 31, 2013 from $5.5 million, or 3.1% of our total loan portfolio at September 30, 2013. Our commercial business loans generally consist of regular lines of credit and revolving lines of credit to businesses to finance short-term working capital needs like accounts receivable and inventory. These loans are generally priced on an adjustable-rate basis and may be secured or unsecured. We generally obtain personal guarantees with all commercial business loans. Business assets such as accounts receivable, inventory, equipment, furniture and fixtures may be used to secure lines of credit. Our revolving lines of credit typically have a maximum term of 12 months.

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

At December 31, 2013, the largest outstanding commercial business loan was a $775,000 loan secured by common stock. This loan was performing in accordance with its original terms at December 31, 2013.

Construction and Land Loans. At December 31, 2013, $2.2 million, or 1.2% of our total loan portfolio consisted of construction and land loans, compared to $3.8 million, or 2.2% of our total loan portfolio at September 30, 2013. We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans. These construction loans have higher risk based interest rates and terms. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.

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

To a much lesser extent, we make loans for the construction of commercial and multi-family buildings. At December 31, 2013, we had none of these loans outstanding.

In addition, we make loans secured by unimproved land to complement our construction and non-residential lending activities. These loans have terms of up to 15 years, and maximum loan-to-value ratios of 75%.

Set forth below is information regarding our construction and land loans at December 31, 2013. At December 31, 2013, our largest construction and land loan was a $960,000 loan secured by a one- to four-family dwelling. This loan was performing in accordance with its original terms at December 31, 2013.

	Number of Loans	Loans in Process	Net Principal Balance	Non-Performing
		(Dollars in thousands)

One- to four-family construction	2	$86	$1,123	$-
Commercial and multi-family construction	2	2,810	-	-
Residential land	52	-	1,053	80
				.
Total construction and land loans	56	$2,896	$2,176	$80

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

Loan Approval Procedures and Authority. The aggregate amount of loans that we are permitted to make to any one borrower or group of related borrowers is generally limited to 15% of Home Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2013, based on the 15% limitation, Home Federal’s loans-to-one-borrower limit was approximately $6.91 million. On the same date, Home Federal had no lending relationships with outstanding balances in excess of this amount.

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

We sell certain of our fixed rate one- to four-family mortgage loan originations in the FHLB-Cincinnati Mortgage Purchase Program. We have also undertaken a review of our existing loan portfolio to identify customers who may qualify and benefit from this product. Loans are sold to the FHLB-Cincinnati without recourse, except for limited circumstances including failure of the mortgage to meet FHLB–Cincinnati guidelines or our breach of any representation and warranty in the sales transaction.

In addition to the representations and warranties described above, Home Federal provides credit enhancements to the FHLB-Cincinnati by sharing losses with other members of the program in an aggregated pool.  A Fixed Lender Risk Account (“LRA”) has been established and is maintained by the FHLB-Cincinnati on behalf of Home Federal and other members selling mortgages to the FHLB-Cincinnati.  The LRA amount is established as a percentage applied to the sum of the initial unpaid principal balance of each mortgage in the Aggregated Pool at the time of the purchase of the mortgage as determined by the FHLB-Cincinnati and is funded by the deduction from the proceeds of sale of each mortgage in the Aggregated Pool to the FHLB-Cincinnati. Home Federal had on deposit with the FHLB-Cincinnati $592,000 at December 31, 2013 and $560,000 at September 30, 2013 in these lender risk accounts.  These accounts are held by the FHLB-Cincinnati and Home Federal bears the risk of receiving less than 100% of its LRA contribution in the event of losses, either by Home Federal or other members selling mortgages in the aggregated pool.  Any losses will be deducted first from the individual LRA contribution of the institution that sold the mortgage of which the loss was incurred. If losses incurred in the aggregated pool are greater than the member’s LRA contribution, such losses will be deducted from the LRA contribution of other members selling mortgages in that aggregated pool.  Any portion of the LRA not used to pay losses will be released over a thirty year period and will not start until the end of five years after the initial fill-up period.  Home Federal has not had any of the LRA amounts released as of December 31, 2013.  Unless Home Federal is required to buy back a loan because it did not meet the criteria under the representations and warranties to be covered as part of the aggregated pool, the credit risk is limited to the amount provided in the LRA.

All of the loans sold at December 31, 2013, September 30, 2013 and September 30, 2012 were subject to these representations and warranties. As of December 31, 2013 there have been no required repurchases of loans sold, there have been no recourse claims, nor does Home Federal believe it has incurred any such losses. Therefore, no liabilities have been accrued for loans sold at December 31, 2013, September 30, 2013 or September 30, 2012.

Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the three months ended December 31, 2013 and the year ended September 30, 2013, we received loan servicing fees of $16,000 and $62,000, respectively. As of December 31, 2013 and September 30, 2013, the principal balance of loans serviced for the FHLB-Cincinnati totaled $32.8 million and $31.7 million, respectively.

We currently do not purchase whole loans or interests in loans from third parties, other than motor vehicle loans. However, we may in the future elect to do so, depending on market conditions, in order to supplement our loan production.

The following table shows our loan origination and principal repayment activity for loans originated during the periods indicated. One- to four-family loans included $9.0 million and $12.2 million of adjustable rate mortgage loans originated during the years ended December 31, 2013 and September 30, 2013, respectively. Loans are presented net of loans in process.

	Three Months Ended	Years Ended
	December 31,	September 30,
	2013	2013	2012

	(Dollars in thousands)

Total loans at beginning of period	$177,539	$182,086	$184,773

Loans originated:
Real estate loans:
One- to four-family	9,905	28,237	36,281
Multi-family	-	-	-
Commercial real estate	1,386	2,409	9,165
Construction and land	89	1,499	1,059
Total real estate loans	11,380	32,145	46,505
Commercial and industrial loans	435	1,363	1,501
Consumer loans:
Home equity loans and lines of credit	673	1,770	3,009
Motor vehicle	1,028	4,266	3,925
Other	383	1,946	1,562
Total loans originated	13,899	41,490	56,502

Loans purchased:
Real estate loans:
One- to four-family	-	-	-
Multi-family	-	-	-
Commercial real estate	-	-	-
Construction and land	-	-	-
Total real estate loans	-	-	-
Commercial and industrial loans	-	-	-
Consumer loans:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	2,057	-
Other	-	-	-
Total loans purchased	-	2,057	-

Loans sold:
Real estate loans:
One- to four-family	1,973	11,420	13,434
Multi-family	-	-	-
Commercial real estate	-	-	-
Construction and land	-	-	-
Commercial business loans	-	-	-
Consumer loans	-	-	-
Total loans sold	1,973	11,420	13,434
Deduct:
Principal repayments	10,380	36,674	45,755
Net other	-	-	-

Net loan activity	1,546	(4,547)	(2,687)
Total loans at end of period	$179,085	$177,539	$182,086

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

Delinquent Loans. The following table sets forth our loan delinquencies, including non-accrual loans, by type and amount at the dates indicated.

	At December, 31			At September 30,
	2013			2013			2012
	30-59	60-89	90 Days	30-59	60-89	90 Days	30-59	60-89	90 Days
	Days	Days	or More	Days	Days	or More	Days	Days	or More
	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due	Past Due
	(Dollars in thousands)
Real estate loans:
One- to four-family	$280	$11	$810	$855	$406	$601	$1,117	$169	$803
Multi-family	-	-	-	-	-	-	-	-	-
Commercial real estate	-	-	36	124	-	35	139	-	307
Construction and land	41	-	80	40	-	80	525	-	-
Total real estate loans	321	11	926	1,019	406	716	1,781	169	1,110
Commercial and industrial loans	-	-	-	-	-	-	4	135	14
Consumer loans:
Home equity loans and lines of credit	17	-	-	-	-	-	-	-	15
Motor vehicle	15	8	-	52	11	2	87	28	-
Other	2	8	-	3	13	-	2	-	-
Total consumer loans	34	16	-	55	24	2	89	28	15
Total delinquent loans	$355	$27	$926	$1,074	$430	$718	$1,874	$332	$1,139

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as set forth below. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Thus, the homogenous pools are not considered for classification or special mention status. At December 31, 2013 and September 30, 2013, all loans classified as substandard were comprised of loans that were individually evaluated for impairment and no loans were deemed to be impaired.

	At December 31,	At September 30,
	2013	2013	2012
	(Dollars in thousands)
Special mention assets	$3,214	$3,331	$1,799
Substandard assets	2,654	2,799	3,317
Doubtful assets	-	-	-
Loss assets	-	-	-
Total classified assets	$5,868	$6,130	$5,116

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

	At December 31,	At September 30,
	2013	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$810	$601	$972	$2,158	$1,322
Multi-family	-	-	-	495	-
Commercial real estate	36	35	-	-	-
Construction and land	80	80	-	-	-
Total real estate loans	926	716	972	2,653	1,322
Commercial and industrial loans	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	-	-	15	19	-
Motor vehicle	-	2	-	21	8
Other	-	-	-	4	4
Total nonaccrual loans	926	718	987	2,697	1,334

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	-	-	-	-	890
Multi-family	-	-	-	-	-
Commercial real estate	-	-	307	-	-
Construction and land	-	-	-	-	-
Total real estate loans	-	-	307	-	890
Commercial and industrial loans	-	-	14	-	6
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	-
Motor vehicle	-	-	-	-	-
Other	-	-	-	-	-
Total accruing loans past due 90 days or more	-	-	321	-	896
Total of nonaccrual and 90 days or more past due loans	926	718	1,308	2,697	2,230

Real estate owned:
One- to four-family	85	85	566	87	207
Multi-family	-	-	-	-	-
Commercial	290	290	435	-	-
Other	-	-	-	-	12
General Valuation Allowance	-	-	-	-	-
Total real estate owned	375	375	1,001	87	219
Total nonperforming assets	1,301	1,093	2,309	2,784	2,449
Troubled debt restructurings	-	-	-	-	-
Troubled debt restructurings and total nonperforming assets	$1,301	$1,093	$2,309	$2,784	$2,449

Total nonperforming loans to total loans	0.52%	0.40%	0.72%	1.46%	1.22%
Total nonperforming assets to total assets	0.45%	0.38%	0.73%	0.85%	0.84%
Total nonperforming assets and troubled debt restructurings to total assets	0.45%	0.38%	0.73%	0.85%	0.84%

There were no loans that are not disclosed above under “-Classified Assets” and “-Non Performing Assets” where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

For the three months ended December 31, 2013 and September 30, 2013, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $11,000, and $31,000, respectively. Interest of $0 and $10,000 was recognized on these loans and included in net income for the three months ended December 31, 2013 and September 30, 2013, respectively.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Three Months Ended		Years Ended
	December 31,		September 30,
	2013	2012	2013	2012	2011	2010
	(Dollars in thousands)

Allowance at beginning of period	$1,989	$2,004	$2,004	$1,658	$1,134	$555
Provision for loan losses	-	-	106	902	615	650
Charge offs:
Real estate loans
One- to four-family	88	19	188	443	83	48
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	151	-	-
Construction and land	-	-	-	-	-	4
Commercial and industrial loans	-	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	-	-	-	10	-	-
Motor vehicle	-	-	7	28	-	-
Other	11	9	2	1	11	19
Total charge-offs	99	28	197	633	94	71

Recoveries:
Real estate loans
One- to four-family	2	-	(7)	(15)	(2)	-
Multi-family	-	3	-	-	-	-
Commercial real estate	16	12	(68)	(52)	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	(1)	(10)	-	-
Other	-	-	-	-	(1)	-
Total recoveries	18	15	(76)	(77)	(3)	-
Net charge-offs (recoveries)	81	13	121	556	91	71

Allowance at end of period	$1,908	$1,991	$1,989	$2,004	$1,658	$1,134

Allowance to nonperforming loans	206.05%	230.17%	277.02%	153.21%	61.48%	50.85%
Allowance to total loans outstanding at the end of the period	1.07%	1.41%	1.12%	1.10%	0.90%	0.62%
Net charge-offs (recoveries) to average loans outstanding during the period	0.05%	0.01%	0.07%	0.31%	0.05%	0.04%

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

	At December 31,			At September 30,
	2013			2013			2012
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family	$1,744	91.40%	0.98%	$1,806	90.80%	1.02%	$1,248	62.28%	0.68%
Multi-family	6	0.31%	0.00%	7	0.35%	0.00%	-	0.00%	0.00%
Commercial real estate	51	2.67%	0.03%	50	2.51%	0.03%	567	28.29%	0.31%
Construction and land	17	0.89%	0.01%	16	0.80%	0.01%	9	0.45%	0.00%
Total real estate loans	1,818	95.28%	1.02%	1,879	94.47%	1.06%	1,824	91.02%	0.99%
Commercial and industrial loans	8	0.42%	0.00%	8	0.40%	0.00%	47	2.35%	0.03%
Consumer loans:
Home equity loans and lines of credit	11	0.58%	0.01%	8	0.40%	0.00%	40	2.00%	0.02%
Motor vehicle	31	1.62%	0.02%	24	1.21%	0.01%	81	4.04%	0.04%
Other	10	0.52%	0.01%	12	0.60%	0.01%	12	0.60%	0.01%
Total consumer	52	2.73%	0.03%	44	2.21%	0.02%	133	6.64%	0.07%
Unallocated	30	1.57%	0.02%	58	2.92%	0.03%	-	0.00%	0.00%
Total allowance for loan losses	$1,908	100.00%		$1,989	100.00%		$2,004	100.00%

	At September 30,
	2011			2010
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Real estate loans:
One- to four-family	$1,167	70.39%	0.63%	$684	60.32%	0.37%
Multi-family	16	0.97%	0.01%	-	0.00%	0.00%
Commercial real estate	129	7.78%	0.07%	184	16.23%	0.10%
Construction and land	56	3.38%	0.03%	-	0.00%	0.00%
Total real estate loans	1,368	82.51%	0.74%	868	76.54%	0.47%
Commercial and industrial loans	49	2.96%	0.03%	49	4.32%	0.03%
Consumer loans:
Home equity loans and lines of credit	83	5.01%	0.04%	-	0.00%	0.00%
Motor vehicle	104	6.27%	0.06%	139	12.26%	0.08%
Other	54	3.26%	0.03%	78	6.88%	0.04%
Total consumer	241	14.54%	0.13%	217	19.14%	0.12%
Unallocated	-	0.00%	0.00%	-	0.00%	0.00%
Total allowance for loan losses	$1,658	100.00%		$1,134	100.00%

The allowance for loan losses was $1.9 million, or 1.07% of total loans at December 31, 2013 compared to $2.0 million, or 1.12% of total loans, at September 30, 2013. No provision was recorded for the three months ended December 31, 2013 or 2012. We had net charge-offs of $81,000 for the three months ended December 31, 2013 compared to net charge-offs of $113,000 for the three months ended December 31, 2012. Total nonperforming loans were $926,000 at December 31, 2013 compared to $718,000 at September 30, 2013. At December 31, 2013, September 30, 2013 and September 30, 2012, we had no impaired loans. As a percentage of nonperforming loans, the allowance for loan losses was 206.1% at December 31, 2013 compared to 277.0% at September 30, 2013. The decrease in the provision and resulting allowance for loan losses for the year ended December 31, 2013 compared to the year ended September 30, 2013 reflected net charge-offs for the three months ended December 31, 2013. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, regulators, in reviewing our loan portfolio, may require us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and increases may be necessary if the quality of our loans deteriorates as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

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

At December 31, 2013, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

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

At December 31, 2013, none of the collateral underlying our securities portfolio was considered subprime or Alt-A and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

State and Political Subdivision Debt Securities. We have purchased primarily bank-qualified and rated general obligation and revenue bonds of certain state and political subdivisions, which provide interest income that is mostly exempt from federal income taxation. All purchases are approved by Home Federal’s Board of Directors and are reviewed each quarter. At December 31, 2013, substantially all of our state and political subdivision portfolio consisted of revenue bonds issued by the Commonwealth of Kentucky.

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

Federal Home Loan Bank Stock. We held common stock of the FHLB-Cincinnati in connection with our borrowing activities totaling $1.95 million at December 31, 2013, September 30, 2013 and September 30, 2012. The common stock of the FHLB-Cincinnati is carried at cost and classified as restricted equity securities.

Company-Owned Life Insurance. We invest in company-owned life insurance to provide us with a funding source for our benefit plan obligations. Company-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2013, we had invested $6.9 million in company-owned life insurance.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,		At September 30,
	2013		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
					(Dollars in thousands)

Securities available for sale:
U.S. Government agencies and government sponsored entities	$27,260	$26,000	$27,276	$26,112	$22,250	$22,257
Mortgage-backed securities:
Residential	29,790	29,637	30,862	30,797	45,161	46,011
Collateralized mortgage obligations	3,834	3,611	4,065	3,894	-	-
SBA loan pools	4,190	4,291	4,192	4,192	-	-
State and political subdivisions	22,277	22,523	22,717	22,935	24,445	26,188
Total available for sale	$87,351	$86,062	$89,112	$87,930	$91,856	$94,456

Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at December 31, 2013. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

			More than One		More than Five
	One Year or Less		Year to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
December 31, 2013	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Securities available for sale:
U.S. Government agencies and government-sponsored entities	$-	0.00%	$-	0.00%	$19,760	1.34%	$7,500	1.08%	$27,260	1.27%
Mortgage-backed securities	-	0.00%	-	0.00%	-	0.00%	29,790	2.65%	29,790	2.65%
Collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	3,834	1.04%	3,834	1.04%
SBA loan pools	-	0.00%	-	0.00%	4,190	3.29%	-	0.00%	4,190	3.29%
State and political subdivisions	-	0.00%	2,780	2.78%	11,221	3.46%	8,276	4.04%	22,277	3.59%
Total available for sale	$-		$2,780		$35,171		$49,400		$87,351

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,		At September 30,
	2013		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

NOW and demand deposits	$28,140	13.44%	$28,858	13.28%	$26,683	11.28%
Money market deposits	4,128	1.97%	4,205	1.93%	3,606	1.52%
Savings and other deposits	55,464	26.48%	59,488	27.37%	65,393	27.65%
Certificates of deposit	96,737	46.19%	99,422	45.74%	114,405	48.38%
Retirement accounts	24,971	11.92%	25,367	11.67%	26,385	11.16%
Total	$209,440	100.00%	$217,340	100.00%	$236,472	100.00%

As of December 31, 2013, the aggregate amount of our outstanding time deposits in amounts greater than or equal to $100,000 was $60.2 million. The following table sets forth the maturity of these time deposits as of December 31, 2013.

Certificates
December 31, 2013	of Deposit
(In thousands)
Maturity Period:
Three months or less	$7,610
Over three through six months	8,736
Over six through twelve months	12,113
Over twelve months	31,697
Total	$60,156

The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At December 31,	At September 30,
	2013	2013	2012
	(Dollars in Thousands)

Interest Rate:

Less than 1%	$69,995	$69,063	$52,512
1.00% - 1.99%	40,263	41,934	50,478
2.00% - 2.99%	10,027	12,282	35,586
3.00% - 3.99%	1,423	1,509	1,920
4.00% - 4.99%	-	-	295
5.00% - 5.99%	-	-	-

Total	$121,708	$124,788	$140,791

The following table sets forth the amount and maturities of our time deposits at December 31, 2013.

	At December 31, 2013
	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)

Interest Rate:
Less than 1%	$51,923	$12,352	$5,428	$292	$69,995	57.51%
1.00% - 1.99%	10,863	2,832	1,148	25,420	40,263	33.08%
2.00% - 2.99%	1,563	2,399	5,951	114	10,027	8.24%
3.00% - 3.99%	1,423	-	-	-	1,423	1.17%
4.00% - 4.99%	-	-	-	-	-	0.00%
5.00% - 5.99%	-	-	-	-	-	0.00%
Total	$65,772	$17,583	$12,527	$25,826	$121,708	100.00%

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

The following table sets forth information concerning balances and interest rates on our FHLB-Cincinnati advances at the date and for the noted year.

	December 31,	September 30,
	2013	2013	2012
	(Dollars in thousands)

Average amount outstanding during the period:
FHLB advances	$17,170	$15,333	$20,263
Other borrowings	-	-	-
Weighted average interest rate during the period:
FHLB advances	2.21%	2.94%	3.00%
Other borrowings	-	-	-
Balance outstanding at end of period:
FHLB advances	$19,958	$13,230	$17,672
Other borrowings	-	-	-
Weighted average interest rate at end of period:
FHLB advances	1.88%	2.94%	2.95%
Other borrowings	-	-	-

At December 31, 2013, based on available collateral and our ownership of FHLB-Cincinnati common stock, we had access to additional FHLB-Cincinnati advances of up to $54.1 million.

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

Personnel

As of December 31, 2013, we had 72 full-time employees and 10 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Method of Accounting. For federal income tax purposes, Home Federal currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31st for filing its federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent alternative minimum taxable income is in excess of an exemption amount. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2013, Home Federal had alternative minimum tax credit carry forwards of approximately $213,000.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2013, Home Federal had no net operating loss carry forward for federal income tax purposes.

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

SUPERVISION AND REGULATION

General. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Home Federal may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s deposit insurance fund. Home Federal is periodically examined by the Office of the Comptroller of the Currency, or OCC, to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Home Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, Home Federal is a member of and owns stock in the FHLB-Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. Home Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of Home Federal’s loan documents.

As a savings and loan holding company, Poage Bankshares is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Poage Bankshares is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

The Dodd-Frank Act also broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate and solicit votes for their own candidates using a company’s own proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. The Dodd-Frank Act provided for originators of certain securitized loans to return a percentage of the risk for the transferred loan, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contained a number of reforms related to mortgage origination.

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

At December 31, 2013, Home Federal’s capital exceeded all applicable requirements.

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

Loans-to-One Borrower. Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2013, Home Federal was in compliance with its loans-to-one borrower limitations.

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

A federal savings and loan association that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law. At December 31, 2013, Home Federal satisfied the QTL test with approximately 81.95% of its portfolio assets in qualified thrift investments.

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

In addition, extensions of credit in excess of certain limits must be approved by Home Federal’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of credit extension involved. As of December 31, 2013 Home Federal is in compliance with these credit limitations.

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

At December 31, 2013, Home Federal met the criteria for being considered “well-capitalized.”

In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective. The OCC’s prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, Home Federal would have to have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged). See “—New Capital Rule.”

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended December 31, 2013, the annualized FICO assessment rate equaled 0.62 basis point. The FICO assessment is based on total assets less tangible capital. The fourth quarter 2013 FICO assessment rate is 0.16 basis point. The bonds issued by the FICO are due to mature in 2017 through 2019.

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

Federal Home Loan Bank System. Home Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB-Cincinnati, Home Federal is required to acquire and hold shares of capital stock in the FHLB-Cincinnati. As of December 31, 2013, Home Federal was in compliance with this requirement.

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

The operations of Home Federal also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21 st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings and loan associations operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

•	Volcker Rule, which on December 10, 2013, in implementing section 619 of the Dodd-Frank Act, the final Volcker Rule was approved by the OCC, the Federal Reserve, the FDIC, the SEC and the Commodities Futures Trading Commission (“CFTC”). The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market making and hedging activities. U.S. banks will be restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. The Company does not believe the Volcker Rule will have a significant effect on operations.

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

Capital. Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to establish for all depository institution holding companies minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board, Poage Bankshares is subject to regulatory capital requirements that generally are the same as the new capital requirements for Home Federal. These new capital requirements include provisions that might limit the ability of the Company to pay dividends to its stockholders or repurchase its shares. See “—Federal Banking Regulation – New Capital Rule.”

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

We are vulnerable to changes in interest rates including the shape of the yield curve because of a mismatch between the terms to repricing of our assets and liabilities. Historically, our liabilities repriced more quickly than our assets, which made us vulnerable to increases in interest rates. For the three months ended December 31, 2013 and 2012 our net interest margin was 3.54% and 3.12%, respectively and for the years ended September 30, 2013 and 2012, our net interest margin was 3.27% and 3.22%, respectively. Our Asset/Liability Management Committee utilizes a computer simulation model to provide an analysis of estimated changes in net interest income in various interest rate scenarios. At December 31, 2013, in the event of an immediate 100 basis point decrease in interest rates, our model projects an increase in our net portfolio value of $3.2 million, or 5.03%. In the event of an immediate 200 basis point increase in interest rates, our model projects a decrease in our net portfolio value of $12.2 million, or (19.36)%.

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

We Have Increased and Plan to Continue to Increase Our Levels of Commercial Real Estate, Multi-Family, Commercial Business and Construction and Land Loans,Which Would Increase Our Exposure to Credit Risks.

At December 31, 2013, our portfolio of commercial real estate, multi-family, commercial business and construction and land loans totaled $26.0 million, or 14.5% of our total loans, compared to $27.1 million, or 15.3% of our total loans at September 30, 2013. We intend to continue to emphasize the origination of these types of loans consistent with safety and soundness.

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

We target our business lending and marketing strategy towards small- to medium-sized businesses. These small- to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact these businesses, our results of operations and financial condition may be adversely affected. In addition, we expect to continue to incur additional personnel expenses, as we have recently hired a Chief Credit Officer and a Retail Lending Manager, and expect to incorporate former personnel of Town Square Bank and Town Square Financial.

As a result of the acquisition of Town Square Financial Corporation and Town Square Bank, our portfolio of commercial real estate, multi-family and commercial business loans has increased significantly, which will further increase our exposure to the risks associated with these types of loans. We conducted a thorough review of Town Square Bank’s loan portfolio and made certain assumptions as to the future performance of these loans and the likelihood that such loans would become delinquent or subject to charge-offs in the future. The assessment of the risk as related to Town Square Bank’s loan portfolio is based upon assumptions that may be inaccurate, or may become inaccurate based upon uncertainties, contingencies, and factors beyond the control of Poage Bankshares.

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

Historically, it has often been difficult for thrift institutions to originate adjustable-rate mortgage loans with a spread that compares favorably with the cost of funds. In addition, borrower demand for adjustable-rate mortgage loans decreases significantly during periods of low interest rates, including the current low interest rate environment. During the three months ended December 31, 2013, we were able to originate $2.5 million of adjustable-rate mortgage loans, most of which carried rates that adjust annually after five years at a spread of 3.5% over the applicable index (the weekly average yield on United States Treasury securities). At December 31, 2013, $74.9 million, or 25.9% of our assets, consisted of adjustable-rate mortgage loans.

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

Our Loan Portfolio Has Greater Risk Than Those of Many Savings Institutions Due to the Substantial Number of Motor Vehicle Loans in Our Portfolio.

Our loan portfolio includes a substantial number of motor vehicle loans, as well as other consumer loans. At December 31, 2013, our consumer loans totaled $17.8 million, or 10.0% of our total loan portfolio, of which motor vehicle loans totaled $8.9 million, or 5.0% of total loans.

As of December 31, 2013, we had $8,000 of motor vehicle loans delinquent 60 days or more, which was .8% of total delinquent loans 60 days or more past due. For the three months ended December 31, 2013, we had charge-offs of motor vehicle loans totaling $2,155. As we continue to increase our automobile loan portfolio, we may experience increased delinquencies and charge-offs in future periods.

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

If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 1.07% of total loans at December 31, 2013, future additions to our allowance could materially decrease our net income.

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

Our lending market area consists of Greenup, Lawrence, Boyd and Jessamine Counties in Kentucky, and Lawrence and Scioto Counties in Ohio. Five of these six counties have experienced minimal changes in population and households from 2000 to 2010, including population growth or shrinkage of 1.9%, 5.2%, -1.9%, 24.4%, 0.1% and -3.1%, respectively.  In addition, five of these six counties have recorded only modest changes in the number of households from 2000 to 2010, consisting of household growth or shrinkage of 5.7%, 8.9%, 0.3%, 29.5%, 2.9% and -1.5%, respectively. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in part, to the real estate market, which has been weakened by the recession. While we believe our lending market area has not been as adversely affected by the real estate crisis as some other areas of the country, real estate values and demand have softened and we remain vulnerable to adverse changes in the real estate market. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control, could negatively affect our financial results. Finally, negative developments in the securities markets could adversely affect the value of our securities.

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

Effective July 21, 2011, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts, which could result in an increase in our interest expense.

The Dodd-Frank Act also broadened the base for FDIC deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund from 1.15 to 1.35% of insured deposits, and directs the FDIC to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.

Effective December 10, 2013, pursuant to the Dodd-Frank Act, federal banking and securities regulators issued final rules to implement Section 619 of the Dodd-Frank Act (the “Volcker Rule”). Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of less than 100% loans that are not registered with the Securities and Exchange Commission (“SEC”) and from engaging in hedging activities that do not hedge a specific identified risk. After the transition period, the Volcker Rule prohibitions and restrictions will apply to banking entities, including Poage Bankshares, unless an exception applies.

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

Under the new capital standards, in order to be well-capitalized, Home Federal would be required to have a common equity to tier 1 capital ratio of 6.5% and a tier 1 capital ratio of 8.0%. We have conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2013 and have determined that Home Federal meets all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect on that date.

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

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In our six-county market area, including Boyd, Greenup, Lawrence and Jessamine Counties in Kentucky and Lawrence and Scioto Counties in Ohio, there are a total of 25 commercial bank and savings institution competitors, along with nine credit union competitors.  The commercial banks and savings institutions operate a total of 107 branch offices in those counties, containing $2.9 billion of deposits.  The commercial bank and savings institution competitors include larger institutions with nationwide or regional operations, and local community institutions such as us that serve the local markets only.  The credit union competitors consist of local community based institutions with total deposits of approximately $800 million.  The asset size of the largest credit union competitor is approximately $270 million. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we can, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Item 1—Business—Home Federal Savings and Loan Association—Market Area” and —“Competition.”

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

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. We will face additional challenges maintaining our reputation with respect to customers of Town Square Bank in our current market area and in building our reputation in the new market areas that we will serve as a result of the acquisition of Town Square Financial Corporation and Town Square Bank.

We Depend on Our Management Team to Implement Our Business Strategy and Execute Successful Operations and We Could Be Harmed by the Loss of Their Services.

We are dependent upon the services of our senior management team. Our strategy and operations are directed by the senior management team. Any loss of the services of our president and chief executive officer or other members of our senior management team could impact our ability to implement our business strategy, and have a material adverse effect on our results of operations and our ability to compete in our markets. See “Directors, Executive Officers and Corporate Governance.” In addition, in the near future, we will be particularly dependent on the services of Home Federal employees and continuing employees of Town Square Bank in our efforts to integrate the operations of Town Square Bank into our operations and to maintain and build customer relationships with the customers of Town Square Bank. The loss of services of, or our failure to retain, any of the key former employees of Town Square Bank could have a negative effect on our reputation and on our successful integration of the two institutions.

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

The Price of Poage Bankshares Common Stock Might Decrease As a Result of our Acquisition of Town Square Financial and May Be Affected By Factors Different from Those Affecting the Shares of Poage Bankshares Prior to the Acquisition.

Poage Bankshares common stock could decline in value after the acquisition of Town Square Financial and Town Square Bank. For example, during the three month period ending on December 31, 2013, the price of Poage Bankshares common stock varied from a low of $13.55 to a high of $14.68 and ended that period at $14.01. The market value of Poage Bankshares common stock fluctuates based upon general market economic conditions, Poage Bankshares’ business and prospects and other factors.

Poage Bankshares’ business differs in important respects from that of Town Square Financial, and, accordingly, the results of operations of the combined company and the market price of Poage Bankshares common stock in the future may be affected by factors different from those that affected the independent results of operations of Poage Bankshares.

Poage Bankshares May Fail to Realize the Anticipated Benefits of the Acquisition, and the Value of the Poage Bankshares Stock May Decline.

The success of the acquisition of Town Square Financial Corporation and Town Square Bank will depend on, among other things, Poage Bankshares’ ability to realize anticipated cost savings and to combine the businesses of Poage Bankshares and Town Square Financial in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of Town Square Financial or result in decreased revenues resulting from any loss of customers. If Poage Bankshares is not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected, adversely affecting the financial condition and results of operations of Poage Bankshares and the value of Poage Bankshares common stock.

Certain employees of both companies have not been employed by Poage Bankshares or Home Federal after the acquisition. In addition, employees of either company that Poage Bankshares wishes to retain may elect to terminate their employment, which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of Town Square Financial’s or Poage Bankshares’ ongoing businesses. Replacing such employees or tasking existing employees with such employees’ responsibilities could result in inconsistencies in standards, controls, procedures and policies that adversely affect the ability of both parties to maintain relationships with their respective customers and employees or the ability of Poage Bankshares to achieve the anticipated benefits of the acquisition.

Stockholder Activists Could Cause a Disruption to Poage Bankshares’ Business.

Certain institutional investors have indicated that they disagree with the strategic direction and capital allocation policies of Poage Bankshares and may seek representation on its Board of Directors through a director election contest. Poage Bankshares’ business, operating results or financial condition could be adversely affected by a director election contest and may result in, among other things:

•	Increased operating costs, including increased legal expenses, insurance, administrative expenses and associated costs incurred in connection with director election contests;

•	Uncertainties as to Poage Bankshares’ future direction could result in the loss of potential business opportunities and could (i) make it more difficult to attract, retain, or motivate qualified personnel, and (ii) strain relationships with investors and customers; and

•	If an activist investor’s nominees are elected to the Board of Directors of Poage Bankshares, it may reduce or delay Poage Bankshares’ ability to effectively execute its current business strategy and to implement new strategies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2013, the net book value of our offices was $5.3 million.

	Leased or	Year Acquired	Square	Net Book Value
Location	Owned	or Leased	Footage	of Real Property
				(Dollars in thousands)
Main office:

1500 Carter Avenue
Ashland, Kentucky	Owned	2007	12,000	$3,832

Branch offices:

1608 Argilite Road,
Flatwoods, Kentucky	Owned	1969	1,728	$251

US 23, South Shore, Kentucky	Owned	1978	1,575	$55

Main Cross, Louisa, Kentucky	Owned	1984	1,748	$148

6628 US 60, Summit, Kentucky	Owned	1993	8,640	$484

501 US 23, Greenup, Kentucky	Owned	2008	1,120	$499

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2013, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)      Our shares of common stock are traded on the NASDAQ Capital Market under the symbol PBSK. The approximate number of holders of record of Poage Bankshares, Inc.’s common stock as of December 31, 2013 was 354. Certain shares of Poage Bankshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Poage Bankshares, Inc. common stock for each quarter of the previous two fiscal years. Poage Bankshares, Inc. began trading on the NASDAQ Capital Market on September 13, 2011. The following information was provided by the NASDAQ Stock Market.

			Closing	Dividends
	High	Low	Price	Declared

Quarter ended December 31, 2013	$14.68	$13.55	$14.01	$0.05
Quarter ended September 30, 2013	15.09	13.06	14.45	0.04
Quarter ended June 30, 2013	15.10	14.06	15.00	0.04
Quarter ended March 31, 2013	15.10	12.75	14.95	0.04
Quarter ended December 31, 2012	12.77	12.25	12.75	0.04
Quarter ended September 30, 2012	12.93	12.00	12.32	0.04
Quarter ended June 30, 2012	12.95	11.50	12.63	0.04
Quarter ended March 31, 2012	12.38	10.80	12.34	0.04
Quarter ended December 31, 2011	11.07	10.76	10.92	-

Dividend payments by Poage Bankshares, Inc. are dependent primarily on dividends it receives from Home Federal, because Poage Bankshares, Inc. has no source of income other than dividends from Home Federal, earnings from the investment of proceeds from the sale of shares of common stock retained by Poage Bankshares, Inc., and interest payments with respect to Poage Bankshares Inc.’s loan to the Employee Stock Ownership Plan. For more information on regulatory restrictions regarding the payment of dividends, see “Item 1—Business—Supervision and Regulation—Dividends” and “—Holding Company Regulation—Permissible Activities.” For information regarding shares of Poage Bankshares common stock that is available for issuance under equity compensation plans, see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Other than its employee stock ownership plan, Poage Bankshares, Inc. does not have any equity compensation plans that were not approved by stockholders.

(b)	Not applicable.

(c)	Issuer repurchases. The following table sets forth information in connection with repurchases of the Poage Bankshares’ common stock for the period October 1, 2013 through December 31, 2013. On June 11, 2013, the Board of Directors authorized the repurchase of up to 161,816 shares of Poage Bankshares common stock. All shares indicated below were purchased pursuant to this repurchase authorization. Subsequently, on November 19, 2013, the Board of Directors terminated the June 11 repurchase authorization, and authorized the repurchase of up to 12,650 shares of Poage Bankshares common stock, pursuant to Securities and Exchange Commission rules regarding stock repurchases during the pendency of a merger transaction. The repurchase program commenced on or about November 21, 2013 and, in accordance with applicable Securities and Exchange Commission rules, terminated prior to the mailing of the proxy statement for the approval of the acquisition of Town Square Financial by its stockholders.

Poage Bankshares’ stock repurchases pursuant to the repurchase program is dependent on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

				Maximum
			Total	Number of
			Number of	Shares That
			Shares	May Yet be
			Purchased	Purchased
	Total		as Part of	Under
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
	Purchased	Per Share	Plan	Plan
October 1 - October 31, 2013	—	—	—	142,855
November 1 - November 30, 2013	—	—	—	12,650
December 1 - December 31, 2013	5,000	14.20	5,000	7,760
Total	5,000	14.20	5,000

(1) All shares were purchased pursuant to the November 19, 2013 publicly announced repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and other data of Poage Bankshares for the years and at the dates indicated. The information at December 31, 2013, September 30, 2013 and September 30, 2012 and for the three months ended December 31, 2013, and the years ended September 30, 2013 and 2012 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Poage Bankshares that appear in this Annual Report on Form 10-K. The information at September 30, 2011 and 2010 and the years ended September 30, 2011 and 2010 is derived in part from audited financial statements that do not appear in this Annual Report on Form 10-K.

	At December 31,	At September 30,
	2013	2013	2012	2011	2010
	(Dollars in thousands)
Financial Condition Data:
Total assets	$289,230	$291,008	$317,159	$327,437	$290,767
Cash and cash equivalents	6,684	8,192	23,430	48,440	43,233
Investment securities	86,062	87,930	94,456	76,745	45,234
Loans held for sale	307	482	719	1,012	1,701
Loans receivable, net	177,088	175,476	179,998	183,023	181,865
Deposits	209,440	217,340	236,472	242,722	227,812
Federal Home Loan Bank advances	19,958	13,230	17,672	23,117	32,205
Retained earnings	30,789	31,074	29,416	28,242	26,688
Total equity	57,658	57,905	60,582	58,573	27,367

	For the Three Months	For the Years Ended
	December 31,	September 30,
	2013	2013	2012	2011	2010
	(Dollars in thousands)
Operating Data:
Interest and dividend income	$2,883	$11,750	$12,983	$12,912	$13,716
Interest expense	462	2,328	3,253	4,530	5,571
Net interest income	2,421	9,422	9,730	8,382	8,145
Provision for loan losses	-	106	902	615	650
Net interest income after provision for loan losses	2,421	9,316	8,828	7,767	7,495
Non-interest income.	274	2,266	1,291	1,067	3,111
Non-interest expenses	2,839	8,543	8,133	7,071	7,854
Income (loss) before income taxes	(144)	3,039	1,986	1,763	2,756
Income taxes	16	883	407	209	622
Net income (loss)	(160)	2,156	1,579	1,554	2,130

	At or For the
	Three Months Ended	At or For the Years Ended
	December 31,	September 30,
	2013	2013	2012	2011	2010
Performance Ratios:
Return on average assets	(0.22%)	0.70%	0.49%	0.52%	0.76%
Return on average equity	(1.11%)	3.62%	2.57%	5.49%	7.93%
Interest rate spread (1)	3.38%	3.09%	3.01%	3.04%	3.00%
Net interest margin (2)	3.54%	3.27%	3.22%	3.08%	3.10%
Noninterest expense to average assets	3.98%	2.78%	2.52%	2.36%	2.79%
Efficiency ratio (3)	105.34%	72.23%	73.80%	74.83%	69.78%
Average interest-earnings assets to average interest-bearing liabilities	122.33%	121.23%	119.47%	101.99%	104.64%
Average equity to average assets	19.89%	19.40%	18.99%	9.46%	9.55%

Capital Ratios:
Total risk-based capital to risk-weighted assets	32.12%	31.75%	29.29%	28.19%	19.49%
Tier I capital to risk-weighted assets	30.87%	30.49%	28.03%	27.11%	18.70%
Tier I capital to adjusted total assets	16.16%	15.89%	13.78%	12.72%	9.20%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.07%	1.12%	1.10%	0.90%	0.62%
Allowance for loan losses as a percentage of nonperforming loans	206.05%	277.02%	153.21%	61.48%	50.85%
Net charge-offs (recoveries) to average outstanding loans during the period	0.05%	0.07%	0.31%	0.05%	0.04%
Non-performing loans as a percent of total loans	0.52%	0.40%	0.72%	1.46%	1.22%
Non-performing assets as a percent of total assets	0.45%	0.38%	0.73%	0.85%	0.84%
Other:
Number of offices	6	6	6	6	6

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

Overview

We have historically operated as a traditional thrift institution headquartered in Ashland, Kentucky. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential mortgage loans, commercial and multi-family real estate loans, commercial business loans, consumer loans, consisting primarily of automobile loans, home equity loans and lines of credit, and construction loans. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities, including obligations of state and political subdivisions and mortgage-backed securities. At December 31, 2013, we had total assets of $289.2 million, total deposits of $209.4 million and total equity of $57.7 million.

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

Business Strategy

Highlights of our current business strategy include the following:

•	Continuing to emphasize one- to four-family residential mortgage loans while increasing our holdings of such loans with adjustable rates. We have been primarily a one- to four-family residential mortgage lender to borrowers in our market area. As of December 31, 2013, $135.2 million, or 46.7%, of our total assets consisted of one- to four-family residential mortgage loans, compared to $132.5 million, or 45.5%, of total assets at September 30, 2013.

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

•	Increasing our origination of commercial real estate loans, home equity loans and lines of credit, and other consumer loans. While we will continue to emphasize one- to four-family residential mortgage loans, we also intend to continue to increase our origination of nonresidential real estate loans, home equity loans and lines of credit, other consumer loans and commercial business loans in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. Between September 30, 2013 and December 31, 2013, commercial real estate loans increased $558,000, or 3.33%, home equity loans and lines of credit increased $81,000 or 1.38%, other consumer loans decreased $211,000, or 1.75%, and commercial business loans increased $132,000, or 2.40%. We expect each of these loan categories to continue to grow over the next three years. The additional capital raised in the stock offering increased our commercial real estate lending capacity by enabling us to originate more loans and loans with larger balances. See “Item 1—Business—Home Federal Savings and Loan Association—Lending Activities—Commercial Real Estate Lending.”

•	Managing interest rate risk while enhancing to the extent practicable our net interest margin. During the last several years, we have taken steps that are intended to enhance our interest rate margin (in relation to what it would have been had we remained exclusively a residential lender) as well as our ability to manage our interest rate risk in the future. In particular, we have attempted to increase our holdings of nonresidential loans including commercial real estate loans, commercial business loans, and consumer loans, which generally have shorter terms to maturity and higher yields than fixed-rate one- to four-family mortgage loans, and which allows us to reinvest these funds into market-rate loans as interest rates change. Our portfolio of these types of loans increased significantly as a result of the acquisition of Town Square Financial and Town Square Bank. In addition, we have increased our origination of adjustable-rate one- to four-family residential loans and have developed a secondary market capability with the FHLB-Cincinnati so that we can sell our new fixed-rate one- to four-family mortgage loans that do not fit within our asset/liability management parameters.

•	Increasing our “core” deposit base. We are seeking to build our core deposit base, with particular focus on NOW accounts and non-interest bearing demand accounts. We believe such core deposits not only have favorable cost and interest rate change resistance, but also allow us greater opportunity to connect with our customers and offer them other financial services and products. As part of this plan, we added a new branch office in Greenup in 2009 and installed ATMs at all of our retail offices. In addition, we added four branches in connection with our acquisition of Town Square Bank, which increased our core deposit base by approximately $26 million. We will continue to provide our high quality service and products, including our reward checking program, as well as competitive pricing to attract deposits.

•	Expanding our banking relationships to a larger base of customers. We were established in 1889 and have been operating continuously since that time. As of June 30, 2013 (the latest date for which deposit market share information is available from the FDIC), our market share of deposits represented 19.3% of FDIC-insured deposits in Boyd, Greenup, Lawrence and Jessamine Counties in Kentucky, combined taking into account the acquisition of Town Square Bank. We will seek to expand our customer base, primarily through opportunistic acquisitions and organic growth, and offer our products and services to the new base of customers by using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services.

•	Maintaining strong asset quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our primary market area. Our nonperforming assets totaled $1.3 million or .45% of total assets at December 31, 2013. Our ratio of total nonperforming loans to total loans was 0.52% at December 31, 2013. Taking into account the Town Square Financial and Town Square Bank acquisition, our nonperforming assets totaled $8.7 million or 1.98% of total assets at December 31, 2013 and our estimated ratio of total nonperforming loans to total loans was 2.56% at December 31, 2013.

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

Comparison of Financial Condition at December 31, 2013 and September 30, 2013

Poage Bankshares’ total assets decreased $1.8 million, or 0.6%, to $289.2 million at December 31, 2013 from $291.0 million at September 30, 2013. The decrease was primarily due to a decrease in cash and due from financial institutions of $1.5 million, or 18.3%, to $6.7 million at December 31, 2013 from $8.2 million at September 30, 2013, and a decrease in securities available for sale of $1.8 million, or 2.0%, to $86.1 million at December 31, 2013 from $87.9 million at September 30, 2013, partially offset by an increase in loans receivable, net of $1.6 million, to $177.1 million at December 31, 2013 from $175.5 million at September 30, 2013.

Loans held for sale decreased $175,000, or 36.3%, to $307,000 at December 31, 2013 from $482,000 at September 30, 2013. This decrease was largely due to a reduction in sales of residential mortgage loans to the Federal Home Loan Bank as a result of an increase in interest rate on residential real estate loans.

Securities available for sale decreased $1.8 million, or 2.0% to $86.1 million at December 31, 2013 from $87.9 million at September 30, 2013. This decrease was primarily due to principal payments received on mortgage backed securities.

Deposits decreased $7.9 million, or 3.6%, to $209.4 million at December 31, 2013 from $217.3 million at September 30, 2013. This decrease was primarily attributable to a decrease in savings accounts of $4.0 million, or 6.7%, to $55.5 million at December 31, 2013 from $59.5 million at September 30, 2013 and a decrease in certificates of deposits of $3.0 million, or 3.0%, to $96.4 million at December 31, 2013 from $99.4 million at September 30, 2013. The decrease in saving accounts was due to a combination of lower interest rates and the withdrawal of a $1.0 million savings account by a deceased depositor’s heirs and the decrease in certificates of deposit was due to lower interest rates.

Federal Home Loan Bank advances increased $6.8 million, or 51.5%, to $20.0 million at December 31, 2013 from $13.2 million at September 30, 2013. This increase in borrowings was primarily the result of liquidity needs due to a decrease in deposits.

Total shareholders’ equity decreased slightly to $57.7 million at December 31, 2013, compared to $57.9 million at September 30, 2013. The decrease resulted primarily from a net loss of $160,000 for the three months ended December 31, 2013 and dividend payments totaling $125,000.

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

Comparison of Operating Results for the Three Months Ended December 31, 2013 and December 31, 2012

General. Net income decreased $594,000, or 136.9%, to a loss of $160,000 for the three months ended December 31, 2013 from net income of $434,000 for the three months ended December 31, 2012. The decrease reflected a decrease in non-interest income of $101,000 to $274,000 for the three months ended December 31, 2013 from $365,000 for the three months ended December 31, 2012 and an increase in non-interest expense of $724,000, to $2.8 million for the three months ended December 31, 2013 from $2.1 million for the three months ended December 31, 2012 offset by an increase in net interest income of $86,000 for the three months ended December 31, 2013.

Interest and Dividend Income. Interest and dividend income decreased $160,000, or 5.3%, to $2.9 million for the three months ended December 31, 2013 from $3.0 million for the three months ended December 31, 2012.

Interest income on loans decreased $217,000, or 8.5%, to $2.3 million for the three months ended December 31, 2013 from $2.6 million for the three months ended December 31, 2012. The average yields on loans decreased to 5.28% for the three months ended December 31, 2013, compared to 5.70% for the three months ended December 31, 2012 and the average balance of loans decreased to $177.0 million for the three months ended December 31, 2013 from $179.2 million for the three months ended December 31, 2012. Interest income on investment securities increased $68,000, or 14%, to $524,000 for the three months ended December 31, 2013 from $456,000 for the three months ended December 31, 2012, reflecting a decrease in the average balance of such securities to $88.4 million at December 31, 2013 from $96.7 million at December 31, 2012 offset by an increase in the average yield to 2.37% for the three months ended December 31, 2013, from 1.89% for the three months ended December 31, 2012. This increase in yield is due to recent investing in mortgage backed securities.

Interest Expense. Interest expense decreased $246,000, or 34.7%, to $462,000 for the three months ended December 31, 2013 from $708,000 for the three months ended December 31, 2012. The decrease reflected a decrease in the average rate paid on deposits to 0.71% for the three months ended December 31, 2013 from 1.02% for the three months ended December 31, 2012, as well as a decrease in the average balance of such deposits to $206.6 million from $228.6 million for the same periods. Interest expense on FHLB-Cincinnati advances decreased $31,000, or 24.6%, to $95,000 for the three months ended December 31, 2013 from $126,000 for the three months ended December 31, 2012. This decrease was due to a 73 basis point decrease in the average rate paid on these borrowings.

Interest expense on certificates of deposit decreased $146,000, or 30.7%, to $329,000 for the three months ended December 31, 2013 from $475,000 for the three months ended December 31, 2012. This decrease reflected a decrease in the average rate paid on certificates of deposits to 1.07% for the three months ended December 31, 2013 from 1.35% for the three months ended December 31, 2012, as well as a decrease in the average balance of such certificates to $123.1 million from $140.5 million. Interest expense on money market deposits, savings, NOW and demand deposits decreased $69,000, or 64.5%, to $38,000 for the three months ended December 31, 2013 from $107,000 for the three months ended December 31, 2012. The decrease reflected a decrease in the average rate paid on these deposits to 0.18% for the three months ended December 31, 2013 from 0.49% for the three months ended December 31, 2012, as well as a decrease in the average balance of such deposits to $83.4 million from $88.1 million.

Net Interest Income. Net interest income increased $86,000, or 3.7%, to $2.4 million for the three months ended December 31, 2013 from $2.3 million for the three months ended December 31, 2012. Our interest rate spread increased to 3.38% from 2.94%, along with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 122.33% from 121.13%. Our net interest margin increased to 3.54% from 3.12%. The increase in our interest rate spread and net interest margin was largely due to the decline in interest paid on deposits.

Provision for Loan Losses. We did not record provision for loan losses for the three months ended December 31, 2013 or 2012. The provisions for each period were based on management’s quarterly calculations and evaluation of trends in the portfolio to insure the allowance is adequate.

Noninterest Income. Noninterest income decreased $101,000, or 26.9%, to $274,000 for the three months ended December 31, 2012. The decrease in noninterest income was primarily attributable to a decrease of $95,000 in gains on mortgage banking activity to $66,000 for the three months ended December 31, 2013 from $161,000 for the three months ended December 31, 2012.

Noninterest Expense. Noninterest expense increased $724,000, or 34.2%, to $2.8 million for the three months ended December 31, 2012. This increase was due largely to an increase in salaries and employee benefits of $267,000 due to an increase in the number of employees as well as the expense related to the adoption of stock based compensation plans during April and May of 2013 of $132,000 for the three months ended December 31, 2013 as well as an increase in professional fees of $340,000 for the three months ended December 31, 2013 to $514,000 related to the pending merger with Town Square Financial Corporation. We expect to incur additional expense in connection with the additional employees resulting from the acquisition.

Provision for Income Taxes. The provision for income taxes was $16,000 for the three months ended December 31, 2013 compared to $161,000 for the three months ended December 31, 2012. Poage Bankshares’ effective tax rate for the three months ended December 31, 2013 and 2012 were (11.11)% and 27.06%, respectively. This decrease in income tax expense and effective tax rate is due to incurring an operating loss for the three months ended December 31, 2013. The operating loss resulted from approximately $327,000 of expenses relating to the acquisition of Town Square Financial Corporation that are not deductible for income tax purposes.

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

Interest and Dividend Income. Total interest and dividend income decreased $1.2 million, or 9.2%, to $11.8 million for the year ended September 30, 2013 from $13.0 million for the year ended September 30, 2012. This decrease was primarily due to a $778,000 decrease in interest income on loans, as well as a decrease of $246,000 in interest income from taxable securities, and a $201,000 decrease in interest income on tax-exempt securities. The average balance of loans during fiscal year 2013 decreased $5.4 million to $176.1 million, while the average yield on loans decreased by 27 basis points to 5.55% for fiscal year 2013 from 5.82% for fiscal year 2012. The decrease in yield reflected the generally lower interest rate environment. The decrease in income from investment securities reflected a decrease in the average yield on investment securities by 45 basis points to 1.95% for fiscal year 2013 from 2.40% for fiscal year 2012 and a $1.0 million decrease in average balance of securities to $94.9 million from $95.9 million.

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

	For the Three Months Ended December 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$176,954	$2,337	5.28%	$179,235	$2,554	5.70%
Investment securities	88,378	524	2.37%	96,671	456	1.89%
FHLB stock	1,953	20	4.10%	1,953	23	4.71%
Other interest-earning assets	6,410	2	0.12%	19,825	10	0.20%
Total interest-earning assets	273,695	2,883	4.21%	297,684	3,043	4.09%

Noninterest-earning assets	16,769			21,104
Total assets	290,464			318,788

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	83,446	38	0.18%	88,063	107	0.49%
Certificates of deposit	123,126	329	1.07%	140,533	475	1.35%
Total interest bearing deposits	206,572	367	0.71%	228,596	582	1.02%

FHLB advances	17,170	95	2.21%	17,160	126	2.94%
Total interest bearing liabilities	223,742	462	0.83%	245,756	708	1.15%

Non-interest bearing liabilities:
Non-interest bearing deposits	5,991			6,361
Accrued interest payable	275			481
Other liabilities	2,674			5,563
Total non-interest bearing liabilities	8,940			12,405
Total liabilities	232,682			258,161

Total equity	57,782			60,627
Total liabilities and equity	290,464			318,788

Net interest income		2,421			2,335
Interest rate spread			3.38%			2.94%
Net interest margin			3.54%			3.12%
Average interest-earning assets to average interest-bearing liabilities		122.33%			121.13%

	For the Years Ended September 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$176,108	$9,780	5.55%	$181,477	$10,558	5.82%
Investment securities	94,934	1,854	1.95%	95,929	2,301	2.40%
FHLB stock	1,953	85	4.35%	1,928	82	4.25%
Other interest-earning assets	15,457	31	0.20%	22,504	42	0.19%
Total interest-earning assets	288,452	11,750	4.07%	301,838	12,983	4.30%

Noninterest-earning assets	18,514			21,132
Total assets	306,966			322,970

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	87,657	232	0.26%	88,760	376	0.42%
Certificates of deposit	134,953	1,645	1.22%	143,623	2,270	1.58%
Total interest bearing deposits	222,610	1,877	0.84%	232,383	2,646	1.14%

FHLB advances	15,333	451	2.94%	20,263	607	3.00%
Total interest bearing liabilities	237,943	2,328	0.98%	252,646	3,253	1.29%

Non-interest bearing liabilities:
Non-interest bearing deposits	6,049			5,774
Accrued interest payable	320			454
Other liabilities	3,104			2,847
Total non-interest bearing liabilities	9,473			9,075
Total liabilities	247,416			261,721

Total equity	59,550			61,349
Total liabilities and equity	306,966			323,070

Net interest income		9,422			9,730
Interest rate spread			3.09%			3.01%
Net interest margin			3.27%			3.22%
Average interest-earning assets to average interest-bearing liabilities		121.23%			119.47%

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

Three Months Ended December 31,
2013 Compared to 2012	Volume	Rate	Net
		(In thousands)

Interest income:
Loans receivable	$(130)	$(87)	$(217)
Investment securities	(156)	224	68
Other interest-earning assets	(27)	16	(11)
Total	(313)	153	(160)

Interest expense:
Now, Savings, Money Market, and other	(22)	(47)	(69)
Certificates	(235)	89	(146)
FHLB advances	-	(31)	(31)
Total	(257)	11	(246)
Increase (decrease) in net interest income	$(56)	$142	$86

Year Ended September 30,
2013 Compared to 2012	Volume	Rate	Net
		(In thousands)

Interest income:
Loans receivable	$(307)	$(471)	$(778)
Investment securities	(24)	(423)	(447)
Other interest-earning assets	(13)	5	(8)
Total	(344)	(889)	(1,233)

Interest expense:
Now, Savings, Money Market, and other	(5)	(139)	(144)
Certificates	(130)	(495)	(625)
FHLB advances	(145)	(11)	(156)
Total	(280)	(645)	(925)
Increase (decrease) in net interest income	$(64)	$(244)	$(308)

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

Set forth below is an analysis of the changes to the economic value of our equity (“EVE”) that would occur December 31, 2013 in the event of designated changes in the United States treasury yield curve. At December 31, 2013, the economic value of our equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

	Economic Value of Equity			EVE as %
	(Dollars in thousands)			of EV of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
+400bp	$39,201	$(23,592)	(37.6)%	15.83%	(564	)bp
+300bp	44,344	(18,449)	(29.4)%	17.22%	(425	)bp
+200bp	50,635	(12,159)	(19.4)%	18.83%	(264	)bp
+100bp	57,027	(5,767)	(9.2)%	20.31%	(116	)bp
0bp	62,793	-	-	21.47%	-
-100bp	65,954	3,161	5.03%	21.81%	34	bp
-200bp	65,899	3,105	4.94%	21.30%	(17	)bp
-300bp	68,987	6,193	9.86%	21.80%	33	bp
-400bp	75,409	12,616	20.09%	23.34%	187	bp

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

Liquidity and Capital Resources

Poage Bankshares’ primary sources of funds are deposits and the proceeds from principal and interest payments on loans and investment securities. Poage Bankshares also utilize Federal Home Loan Bank advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Poage Bankshares generally manage the pricing of its deposits to be competitive within its market and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management. Poage Bankshares adjust its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If Poage Bankshares requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At December 31, 2013, Poage Bankshars had $20.0 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $54.1 million.

Home Federal is subject to various regulatory capital requirements administered by its primary federal regulator, the OCC. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on Home Federal and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, Home Federal must meet specific capital guidelines involving quantitative measures of Home Federal’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting pactices.

Home Federal’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Home Federal to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).

As of December 31, 2013, based on the most recent notification from the OCC, Home Federal was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed Home Federal’s prompt corrective action category.

Off-Balance Sheet Arrangements. In the normal course of operations, Poage Bankshares engages in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.

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

For information regarding market risk, see “Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Poage Bankshares, Inc.

Ashland, Kentucky

We have audited the accompanying consolidated balance sheets of Poage Bankshares, Inc. (the “Company”) as of December 31, 2013, September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for the three months ended December 31, 2013 and the years ended September 30, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Poage Bankshares, Inc. as of December 31, 2013, September 30, 2013 and 2012, and the results of its operations and its cash flows for the periods then ended, in conformity with U. S. generally accepted accounting principles.

The Company has changed its year end from September 30 to December 31. These financial statements have been prepared to reflect the transitional period.

/s/ Crowe Horwath LLP

Louisville, Kentucky
March 28, 2014

POAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and September 30, 2013 and 2012

	December 31,	September 30,
	2013	2013	2012
	(In thousands)
ASSETS
Cash and due from financial institutions	$6,684	$8,192	$23,430
Securities available for sale	86,062	87,930	94,456
Loans held for sale	307	482	719
Loans, net of allowance of $1,908, $1,989 and $2,004	177,088	175,476	179,998
Federal Home Loan Bank stock, at cost	1,953	1,953	1,953
Other real estate owned, net	375	375	1,001
Premises and equipment, net	6,267	6,197	6,078
Company owned life insurance	6,936	6,887	6,685
Accrued interest receivable	1,126	1,134	1,255
Other assets	2,432	2,382	1,584

Total assets	$289,230	$291,008	$317,159

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$6,058	$6,308	$6,422
Interest bearing	203,382	211,032	230,050
Total deposits	209,440	217,340	236,472
Federal Home Loan Bank advances	19,958	13,230	17,672
Accrued interest payable	33	278	376
Other liabilities	2,141	2,255	2,057
Total liabilities	231,572	233,103	256,577

Commitments and contingent liabilities (Note 14)	-	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,347,263, 3,350,916 and 3,372,375 issued and outstanding at December 31, 2013, September 30, 2013 and 2012, respectively	34	34	34
Additional paid-in-capital	30,080	30,005	31,979
Retained earnings	30,789	31,074	29,416
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,394)	(2,428)	(2,563)
Accumulated other comprehensive income (loss)	(851)	(780)	1,716

Total shareholders' equity	57,658	57,905	60,582
	$289,230	$291,008	$317,159

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

	Three months ended		Year ended
	December 31,		September 30,
	2013	2012	2013	2012
		Unaudited
	(In thousands except per share)		(In thousands except per share)

Interest and dividend income
Loans, including fees	$2,337	$2,554	$9,780	$10,558
Taxable securities	399	310	1,258	1,504
Tax exempt securities	125	146	596	797
Federal funds sold and other	22	33	116	124
	2,883	3,043	11,750	12,983
Interest expense
Deposits	367	582	1,877	2,646
Federal Home Loan Bank advances and other	95	126	451	607
	462	708	2,328	3,253

Net interest income	2,421	2,335	9,422	9,730

Provision for loan losses	-	-	106	902

Net interest income after provision for loan losses	2,421	2,335	9,316	8,828

Non-interest income
Recovery (Loss) - fictitious loans	-	(10)	743	(151)
Service charges on deposits	142	152	562	578
Loss on disposal of equipment	-	-	(9)	(69)
Gains on mortgage banking activity	66	161	701	442
Net gains on sales of securities	-	-	22	246
Income from company owned life insurance	49	53	202	218
Other	17	9	45	27
	274	365	2,266	1,291
Non-interest expense
Salaries and employee benefits	1,355	1,088	4,293	4,223
Occupancy and equipment	285	209	874	845
Data processing	187	171	723	661
Federal deposit insurance	25	47	174	189
Foreclosed assets, net	2	77	296	144
Advertising	27	30	123	280
Professional Fees	514	174	662	649
Other taxes	63	61	250	233
Other	381	248	1,148	909
	2,839	2,105	8,543	8,133

Income (loss) before income taxes	(144)	595	3,039	1,986

Income tax expense	16	161	883	407

Net income (loss)	$(160)	$434	$2,156	$1,579
Earnings (loss) per share:
Basic	$(0.05)	$0.14	$0.69	$0.51
Diluted	(0.05)	0.14	0.69	0.51

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

	Three months ended		Years ended
	December 31,		September 30,
	2013	2012	2013	2012
		Unaudited
	(in thousands)		(in thousands)

Net income (loss)	$(160)	$434	$2,156	$1,579

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(107)	(446)	(3,759)	1,270
Reclassification adjustments for (gains) losses recognized in income	-	-	(22)	(246)
Net unrealized holding gains (losses) on available for sale securities	(107)	(446)	(3,781)	1,024
Tax effect	36	152	1,285	(348)
Other comprehensive income (loss):	(71)	(294)	(2,496)	676

Comprehensive income (loss)	$(231)	$140	$(340)	$2,255

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three months ended December 31, 2013 and

Years ended September 30, 2013 and 2012

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
	(in thousands)

Balances, October 1, 2011	$34	$31,955	$28,242	$(2,698)	$1,040	$58,573

Net income	-	-	1,579	-	-	1,579

Dividends paid ($0.12/share)	-	-	(405)	-	-	(405)

ESOP compensation earned	-	24	-	135	-	159

Change in other comprehensive income (loss)	-	-	-	-	676	676

Balances, September 30, 2012	34	31,979	29,416	(2,563)	1,716	60,582

Net income	-	-	2,156	-	-	2,156

Stock repurchasing	(2)	(2,256)	-	-	-	(2,258)

Dividends paid ($0.16/share)	-	-	(498)	-	-	(498)

ESOP compensation earned	-	56	-	135	-	191

Stock based compensation expense	2	226	-	-	-	228

Change in other comprehensive income (loss)	-	-	-	-	(2,496)	(2,496)

Balances, September 30, 2013	34	30,005	31,074	(2,428)	(780)	57,905

Net loss	-	-	(160)	-	-	(160)

Stock repurchasing	-	(71)	-	-	-	(71)

Dividends paid ($.05/share)	-	-	(125)	-	-	(125)

ESOP compensation earned	-	14	-	34	-	48

Stock based compensation expense	-	132	-	-	-	132

Change in other comprehensive income (loss)	-	-	-	-	(71)	(71)

Balances, December 31, 2013	$34	$30,080	$30,789	$(2,394)	$(851)	$57,658

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

	Three months ended		Years ended
	December 31,		September 30,
	2013	2012	2013	2012
		Unaudited
	(in thousands)		(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(160)	$434	$2,156	$1,579
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	147	94	414	391
Provision for loan losses	-	-	106	902
ESOP compensation expense	48	42	191	159
Stock based compensation expense	132	-	228	-
Net gains on sales of securities	-	-	(22)	(246)
Loss on disposal of equipment	-	-	9	69
Loss on sale of other real estate owned	-	36	219	20
Loss on fictitious loans	-	-	-	151
Net amortization on securities	117	257	891	724
Deferred income tax (benefit) expense	(28)	63	300	(41)
Net gain on sale of loans	(66)	(186)	(701)	(442)
Origination of loans held for sale	(1,732)	(1,925)	(10,482)	(12,699)
Proceeds from loans held for sale	1,973	2,317	11,420	13,434
Increase in cash value of life insurance	(62)	(53)	(202)	(218)
Decrease (increase) in:
Accrued interest receivable	8	110	121	129
Other assets	15	165	188	159
Increase (decrease) in:
Accrued interest payable	(245)	(333)	(98)	(59)
Other liabilities	(114)	(374)	232	(533)
Net cash from operating activities	157	647	4,970	3,479

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales	-	-	4,145	15,969
Proceeds from calls	-	4,370	11,265	54,685
Proceeds from maturities	415	100	2,684	665
Purchases	-	(14,271)	(28,799)	(94,928)
Principal payments received	1,228	3,527	12,580	6,444
Purchase of Federal Home Loan Bank Stock	-	-	-	(47)
Loan originations and principal payments on loans, net	(1,723)	1,942	4,190	496
Proceeds from the sale of other real estate owned	-	309	599	543
Purchase of premises and equipment	(217)	(49)	(542)	(216)
Net cash from (used in) investing activities	(297)	(4,072)	6,122	(16,389)

FINANCING ACTIVITIES
Net change in deposits	(7,900)	(1,168)	(19,132)	(6,250)
Proceeds from Federal Home Loan Bank borrowings	37,500	-	-	-
Payments on Federal Home Loan Bank borrowings	(30,772)	(924)	(4,442)	(5,445)
Cash dividend paid	(125)	(135)	(498)	(405)
Stock repurchases	(71)	-	(2,258)	-
Net cash used in financing activities	(1,368)	(2,227)	(26,330)	(12,100)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,508)	(5,652)	(15,238)	(25,010)

Cash and cash equivalents at beginning of year	8,192	23,430	23,430	48,440

CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,684	$17,778	$8,192	$23,430

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$707	$1,041	$2,426	$3,312
Income taxes	94	-	350	250
Real estate acquired in settlement of loans	$-	$119	$192	$1,437

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

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

The Association is a federally chartered savings and loan association. The Association currently serves the financial needs of communities in its market area through its main office located in Ashland, Kentucky and its branch offices located in Flatwoods, South Shore, Louisa, Summitt and Greenup, Kentucky. The Association also has a loan production office in the Cincinnati, Ohio area. The Association’s business involves attracting deposits from the general public and using such deposits, together with other funds, to originate one-to-four family residential mortgage loans, commercial and multi-family real estate, construction loans primarily in its market area which includes the Kentucky counties of Boyd, Greenup and Lawrence and the Ohio counties of Scioto and Lawrence.

Change of Accounting Year: On August 24, 2013 the Board of Directors of the Company amended the Company’s bylaws to change the Company’s year end from September 30 of each year to December 31.

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

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

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax.

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

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

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within a 50 mile radius of its home office. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the immediate area. The Company held common stock of the FHLB totaling $1,953,000 at December 31, 2013, September 30, 2013 and 2012, and other deposits totaling $1,388,000 at December 31, 2013 and, $2,223,000 and $3,830,000 at September 30, 2013 and 2012, respectively.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. If a loan is categorized as loss under the regulatory definitions of loan classifications, the loan is immediately charged off. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which are inherent in the loan portfolio at December 31, 2013 and, at September 30, 2013 and 2012.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. At December 31, 2013 and at September 30, 2013 and 2012, although all of the aforementioned qualitative factors were considered, management specifically made qualitative adjustments to increase the general component of the reserve to reflect the impact of the continued weak national and local economies as well as the decline in real estate values for all loan segments. For commercial and industrial loans, management increased the general component to reflect the lack of prolonged history of the Company in making these types of loans.

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No valuation allowance was required at December 31, 2013 and, at September 30, 2013 or 2012. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no such expenses recognized in the three months ended December 31, 2013 and, years ended September 30, 2013 or 2012.

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. The Association is required to maintain reserve funds in cash or on deposit with a designated depository financial institution. The required reserve at December 31, 2013 was $663,000 and at September 30, 2013 and 2012, $742,000 and $809,000, respectively.

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

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

Adoptions of New Accounting Standards: In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments are effective for interim and annual reporting periods beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

NOTE 2 – ADJUSTMENT FOR FICTITIOUS LOANS

On November 26, 2012, the Company determined that it was required to record a loss, for certain fraudulent loans in the aggregate amount of $950,000 including accrued interest of $127,000 which, net of tax, was a loss of $627,000. The loss related to the creation of fictitious loans by a former employee of the Company’s subsidiary and was discovered by management while in the process of upgrading the Company’s lending controls and procedures.

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at December 31, 2013, September 30, 2013 and 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
States and political subdivisions	$22,277	$484	$(238)	$22,523
U.S. Government agencies and sponsored entities	27,260	-	(1,260)	26,000
Government sponsored entities residential mortgage-backed:
FHLMC	17,390	38	(134)	17,294
FNMA	12,400	61	(118)	12,343
Collateralized mortgage obligations	3,834	-	(223)	3,611
SBA loan pools	4,190	101	-	4,291
Total securities	$87,351	$684	$(1,973)	$86,062

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2013
States and political subdivisions	$22,717	$476	$(258)	$22,935
U.S. Government agencies and sponsored entities	27,276	-	(1,164)	26,112
Government sponsored entities residential mortgage-backed:
FHLMC	17,986	69	(114)	17,941
FNMA	12,876	80	(100)	12,856
Collateralized mortgage obligations	4,065	-	(171)	3,894
SBA loan pools	4,192	-	-	4,192
Total securities	$89,112	$625	$(1,807)	$87,930

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012
States and political subdivisions	$24,445	$1,743	$-	$26,188
U.S. Government agencies and sponsored entities	22,250	16	(9)	22,257
Government sponsored entities residential mortgage-backed:
FHLMC	25,330	444	-	25,774
FNMA	19,831	406	-	20,237
Total securities	$91,856	$2,609	$(9)	$94,456

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

The proceeds from sales of securities and the associated gross gains and losses are listed below (in thousands):

	December 31,		September 30,
	2013	2012	2013	2012
Proceeds	$-	$-	$4,145	$15,969
Gross gains	-	-	66	246
Gross losses	-	-	(44)	-

The provision for income taxes related to net realized gains and losses was $7,000 and $84,000 for the years ended September 30, 2013 and 2012, respectively, based on an income tax rate of 34%.

The amortized cost and fair value of the securities portfolio at December 31, 2013 and September 30, 2013 are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31,		September 30,
	2013		2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(in thousands)		(in thousands)
Within one year	$-	$-	$415	$417
One to five years	2,780	2,889	1,505	1,558
Five to ten years	35,171	34,305	33,987	33,223
Beyond ten years	15,776	15,620	18,278	18,041
Mortgage-backed securities and collateralized mortgage obligations	33,624	33,248	34,927	34,691
Total	$87,351	$86,062	$89,112	$87,930

Securities pledged at December 31, 2013 and September 30, 2013 and 2012 had a carrying amount of $8,466,000, $8,522,000 and $6,479,000, respectively, and were pledged to secure public deposits and repurchase agreements.

At December 31, 2013 and September 30, 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of equity.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

The following table summarizes the securities with unrealized losses at December 31, 2013, September 30, 2013 and 2012, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)

December 31, 2013
States and political subdivisions	$7,302	$(238)	$-	$-	$7,302	$(238)
U.S. Government agencies and sponsored entities	20,916	(844)	5,084	(416)	26,000	(1,260)
Government sponsored entities residential mortgage backed:
FHLMC	10,769	(134)	-	-	10,769	(134)
FNMA	6,479	(118)	-	-	6,479	(118)
Collateralized mortgage obligations	3,611	(223)	-	-	3,611	(223)
Total securities	$49,077	$(1,557)	$5,084	$(416)	$54,161	$(1,973)

September 30, 2013
States and political subdivisions	$7,293	$(258)	$-	$-	$7,293	$(258)
U.S. Government agencies and sponsored entities	26,112	(1,164)	-	-	26,112	(1,164)
Government sponsored entities residential mortgage backed:
FHLMC	11,118	(114)	-	-	11,118	(114)
FNMA	6,696	(100)	-	-	6,696	(100)
Collateralized mortgage obligations	3,894	(171)	-	-	3,894	(171)
Total securities	$55,113	$(1,807)	$-	$-	$55,113	$(1,807)

September 30, 2012
U.S. Government agencies and sponsored entities	$10	$(9)	$-	$-	$10	$(9)
Total securities	$10	$(9)	$-	$-	$10	$(9)

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 4 - LOANS

Loans at December 31, 2013, September 30, 2013 and 2012 were as follows (in thousands):

	December 31,	September 30,
	2013	2013	2012

Real estate:
One to four family	$135,243	$132,462	$141,307
Multi-family	889	1,020	985
Commercial Real Estate	17,321	16,763	16,333
Construction and land	2,176	3,840	3,095
	155,629	154,085	161,720

Commercial and Industrial	5,641	5,509	4,895

Consumer
Home equity loans and lines of credit	5,953	5,872	5,911
Motor vehicle	8,902	9,015	6,968
Other	2,960	3,058	2,592
	17,815	17,945	15,471

Total	179,085	177,539	182,086
Less: Net deferred loan fees	89	74	84
Allowance for loan losses	1,908	1,989	2,004

	$177,088	$175,476	$179,998

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 4 – LOANS (Continued)

The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment based on impairment method as of December 31, 2013, September 30, 2013 and 2012. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

	Allowance for Loan Losses			Loan Balances
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
December 31, 2013
Loan Segment:
Real estate	$-	$1,818	$1,818	$-	$155,629	$155,629
Commercial and industrial	-	8	8	-	5,641	5,641
Consumer	-	52	52	-	17,815	17,815
Unallocated	-	30	30	-	-	-

Total	$-	$1,908	$1,908	$-	$179,085	$179,085

	Allowance for Loan Losses			Loan Balances
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Total	Impairment	Impairment	Total
September 30, 2013
Loan Segment:
Real estate	$-	$1,879	$1,879	$-	$154,085	$154,085
Commercial and industrial	-	8	8	-	5,509	5,509
Consumer	-	44	44	-	17,945	17,945
Unallocated	-	58	58	-	-	-

Total	$-	$1,989	$1,989	$-	$177,539	$177,539

September 30, 2012
Loan Segment:
Real estate	$-	$1,824	$1,824	$-	$161,720	$161,720
Commercial and industrial	-	47	47	-	4,895	4,895
Consumer	-	133	133	-	15,471	15,471

Total	$-	$2,004	$2,004	$-	$182,086	$182,086

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 4 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods indicated was as follows (in thousands):

Three Months Ended
December 31, 2013	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,879	$8	$44	$58	$1,989
Provision for loan losses	9	-	19	(28)	-
Loans charged-off	(88)	-	(11)	-	(99)
Recoveries	18	-	-	-	18

Total ending allowance balance	$1,818	$8	$52	$30	$1,908

December 31, 2012
Allowance for loan losses:
Beginning balance	$1,824	$47	$133	$-	$2,004
Provision for loan losses	56	(9)	(47)	-	-
Loans charged-off	(19)	-	(9)	-	(28)
Recoveries	15	-	-	-	15

Total ending allowance balance	$1,876	$38	$77	$-	$1,991

Years Ended
September 30, 2013	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,824	$47	$133	$-	$2,004
Provision for loan losses	168	(39)	(81)	58	106
Loans charged-off	(188)	-	(9)	-	(197)
Recoveries	75	-	1	-	76

Total ending allowance balance	$1,879	$8	$44	$58	$1,989

September 30, 2012
Allowance for loan losses:
Beginning balance	$1,368	$49	$241	$-	$1,658
Provision for loan losses	983	(2)	(79)	-	902
Loans charged-off	(594)	-	(39)	-	(633)
Recoveries	67	-	10	-	77

Total ending allowance balance	$1,824	$47	$133	$-	$2,004

There were no impaired loans as of or during the three months ended December 31, 2013 or 2012 and as of or during the years ended September 30, 2013 or 2012.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 4 - LOANS (Continued)

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013, September 30, 2013 and 2012 (in thousands):

	December 31, 2013		September 30, 2013		September 30, 2012
		Loans Past Due		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$810	$-	$601	$-	$972	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	36	-	35	-	-	307
Construction and land	80	-	80	-	-	-
Commercial and industrial	-	-	-	-	-	14
Consumer:
Home equity loans and lines of credit	-	-	-	-	15	-
Motor vehicle	-	-	2	-	-	-
Other	-	-	-	-	-	-

Total	$926	$-	$718	$-	$987	$321

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 4 - LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013, September 30, 2013 and 2012 by class of loans. Non-accrual loans of $926,000, $718,000 and $987,000 as of December 31, 2013, September 30, 2013 and 2012 respectively, are included in the tables below and have been categorized based on their payment status (in thousands):

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
December 31, 2013
Real estate:
One to four family	$280	$11	$810	$1,101	$134,142	$135,243
Multi-family	-	-	-	-	889	889
Commercial real estate	-	-	36	36	17,285	17,321
Construction and land	41	-	80	121	2,055	2,176
Commercial and industrial	-	-	-	-	5,641	5,641
Consumer:
Home equity loans and lines of credit	17	-	-	17	5,936	5,953
Motor vehicle	15	8	-	23	8,879	8,902
Other	2	8	-	10	2,950	2,960

Total	$355	$27	$926	$1,308	$177,777	$179,085

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
September 30, 2013
Real estate:
One to four family	$855	$406	$601	$1,862	$130,600	$132,462
Multi-family	-	-	-	-	1,020	1,020
Commercial real estate	124	-	35	159	16,604	16,763
Construction and land	40	-	80	120	3,720	3,840
Commercial and industrial	-	-	-	-	5,509	5,509
Consumer:
Home equity loans and lines of credit	-	-	-	-	5,872	5,872
Motor vehicle	52	11	2	65	8,950	9,015
Other	3	13	-	16	3,042	3,058

Total	$1,074	$430	$718	$2,222	$175,317	$177,539

	30 – 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
September 30, 2012
Real estate:
One to four family	$1,117	$169	$803	$2,089	$139,218	$141,307
Multi-family	-	-	-	-	985	985
Commercial real estate	139	-	307	446	15,887	16,333
Construction and land	525	-	-	525	2,570	3,095
Commercial and industrial	4	135	14	153	4,742	4,895
Consumer:
Home equity loans and lines of credit	-	-	15	15	5,896	5,911
Motor vehicle	87	28	-	115	6,853	6,968
Other	2	-	-	2	2,590	2,592

Total	$1,874	$332	$1,139	$3,345	$178,741	$182,086

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 4 - LOANS (Continued)

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 4 - LOANS (Continued)

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Not Rated

December 31, 2013
One to four family	$130,408	$3,176	$1,659	$-	$-
Multi family	889	-	-	-	-
Commercial Real Estate	16,861	-	460	-	-
Construction and land	1,668	-	508	-	-
Commercial and industrial	5,641	-	-	-	-
Home equity loans and lines of credit	5,914	33	6	-	-
Motor vehicle	8,876	5	21	-	-
Other	2,960	-	-	-	-

Total	$173,217	$3,214	$2,654	$-	$-

	Pass	Special Mention	Substandard	Doubtful	Not Rated

September 30, 2013
One to four family	$127,376	$3,290	$1,796	$-	$-
Multi family	1,020	-	-	-	-
Commercial Real Estate	16,302	-	461	-	-
Construction and land	3,409	-	431	-	-
Commercial and industrial	5,509	-	-	-	-
Home equity loans and lines of credit	5,832	34	6	-	-
Motor vehicle	8,983	7	25	-	-
Other	2,978	-	80	-	-

Total	$171,409	$3,331	$2,799	$-	$-

	Pass	Special Mention	Substandard	Doubtful	Not Rated
September 30, 2012
One to four family	$137,968	$954	$2,385	$-	$-
Multi family	985	-	-	-	-
Commercial Real Estate	14,654	810	869	-	-
Construction and land	3,095	-	-	-	-
Commercial and industrial	4,895	-	-	-	-
Home equity loans and lines of credit	5,874	15	22	-	-
Motor vehicle	6,907	20	41	-	-
Other	2,592	-	-	-	-

Total	$176,970	$1,799	$3,317	$-	$-

The Company had no troubled debt restructuring at December 31, 2013, September 30, 2013 or 2012.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

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

The Company used the following methods and significant assumptions to estimate fair value:

Securities: The fair values for securities are determined by quoted market prices, if available (Level 1). If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments (Level 2). This includes the use of “matrix pricing” used to value debt securities absent the exclusive use of quoted prices. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3). As of December 31, 2013, September 30, 2013 and 2012, all securities were classified as a level 2 fair value.

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 5 - FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis, at December 31, 2013, September 30, 2013 and 2012 are as follows (in thousands):

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$22,523	$-	$22,523	$-
U.S. Government agencies and sponsored entitites	26,000	-	26,000	-
Mortgage backed securities: residential	29,637	-	29,637	-
Collateralized mortgage obligations	3,611	-	3,611	-
SBA loan pools	4,291	-	4,291	-
Total securities	$86,062	$-	$86,062	$-

		Fair Value Measurements at
		September 30, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$22,935	$-	$22,935	$-
U.S. Government agencies and sponsored entitites	26,112	-	26,112	-
Mortgage backed securities: residential	30,797	-	30,797	-
Collateralized mortgage obligations	3,894	-	3,894	-
SBA loan pools	4,192	-	4,192	-
Total securities	$87,930	$-	$87,930	$-

		Fair Value Measurements at
		September 30, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$26,188	$-	$26,188	$-
U.S. Government agencies and sponsored entitites	22,257	-	22,257	-
Mortgage backed securities: residential	46,011	-	46,011	-
Total securities	$94,456	$-	$94,456	$-

There were no transfers between Level 1 and Level 2.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 5 - FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis at December 31, 2013, September 30, 2013 and 2012 are summarized below (in thousands):

		Fair Value Measurements at
		December 31, 2013 Using:
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

At December 31, 2013, other real estate owned had a net carrying amount of $296,000 made up of the outstanding balance of $454,000, net of a valuation allowance $158,000. There was no write-down during the three months ended December 31, 2013.

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 5 - FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2013, September 30, 2013 and 2012 are as follows (in thousands):

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
December 31, 2013
Financial assets
Cash and cash equivalents	$6,684	$6,684	$-	$-	$6,684
Securities	86,062	-	86,062	-	86,062
Federal Home Loan Bank stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	307	-	314	-	314
Loans, net	177,088	-	-	188,666	188,666
Accrued interest receivable	1,126	-	471	655	1,126

Financial liabilities
Deposits	$209,440	$87,733	$122,596	$-	$210,329
Federal Home Loan Bank advances	19,958	-	20,044	-	20,044
Accrued interest payable	33	-	33	-	33

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
September 30, 2013
Financial assets
Cash and cash equivalents	$8,192	$8,192	$-	$-	$8,192
Securities	87,930	-	87,930	-	87,930
Federal Home Loan Bank stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	482	-	492	-	492
Loans, net	175,476	-	-	186,193	186,193
Accrued interest receivable	1,134	-	494	640	1,134

Financial liabilities
Deposits	$217,340	$93,128	$125,209	$-	$218,337
Federal Home Loan Bank advances	13,230	-	13,706	-	13,706
Accrued interest payable	278	-	278	-	278

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
September 30, 2012
Financial assets
Cash and cash equivalents	$23,430	$23,430	$-	$-	$23,430
Securities	94,456	-	94,456	-	94,456
Federal Home Loan Bank stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	719	-	739	-	739
Loans, net	179,998	-	-	202,153	202,153
Accrued interest receivable	1,255	-	509	746	1,255

Financial liabilities
Deposits	$236,472	$96,176	$141,826	$-	$238,002
Federal Home Loan Bank advances	17,672	-	18,764	-	18,764
Accrued interest payable	376	-	376	-	376

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 5 - FAIR VALUE (Continued)

The methods and assumptions, not previously presented, used to estimate fair value is described as follows:

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 5 - FAIR VALUE (Continued)

Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

NOTE 6 - LOAN SERVICING

Mortgage loans serviced for others are not reported as assets. The principal balance of these loans at December 31, 2013, September 30, 2013 and 2012 were $32,862,000, $31,682,000 and $24,230,000, respectively. Custodial escrow balances maintained in connection with serviced loans were $66,000, $85,000 and $31,000 at December 31, 2013 and, September 30, 2013 and 2012, respectively.

Activity for loan servicing rights during the period and year ends was as follows (in thousands):

	Three months ended		Year ended
	December 31,		September 30,
	2013	2012	2013	2012

Beginning of year	$305	$220	$220	$133
Additions	20	35	117	138
Amortized to expense	(37)	(82)	(32)	(51)

End of year	$288	$173	$305	$220

There was no valuation allowance for servicing rights at December 31, 2013, September 30, 2013 or 2012. The fair value of servicing rights is estimated to be $321,000, $310,000 and $220,000 at December 31, 2013, September 30, 2013 and 2012, respectively. Fair value at September 30, 2013 was determined using a discount rate of 8%, prepayment speeds ranging from 213% to 399%, depending on the stratification of the specific right and a weighted average default rate of 0%.

The weighted average amortization period is 7.0 years.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2013, September 30, 2013 and 2012 were as follows (in thousands):

	December 31,	September 30,
	2013	2013	2012

Land	$1,132	$1,132	$1,132
Buildings and leasehold improvements	6,109	6,043	5,740
Furniture, fixtures, and equipment	1,725	1,574	1,506
Automobiles	59	59	59
	9,025	8,808	8,437
Less: Accumulated depreciation	2,758	2,611	2,359
	$6,267	$6,197	$6,078

Depreciation expense was $147,000, $94,000, $414,000 and $391,000 for the three months ended December 31, 2013 and 2012 and, years ended September 30, 2013 and 2012, respectively.

NOTE 8 - DEPOSITS

Time deposits of $100,000 or more were $60,157,000, $61,406,000 and $67,306,000 at December 31, 2013, and September 30, 2013 and 2012.

Scheduled maturities of time deposits for the next five years were as follows (in thousands):

	December 31,	September 30,
	2013	2013
2014	$65,770	$68,378
2015	17,584	17,736
2016	12,527	13,516
2017	23,096	19,343
2018	2,731	5,816
Total	$121,708	$124,789

 At December 31, 2013, September 30, 2013 and 2012, generally accounts in excess of $250,000 are not federally insured.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2013, September 30, 2013 and 2012, advances from the Federal Home Loan Bank were as follows (in thousands):

	December 31,	September 30,
	2013	2013	2012

Maturities January 2014 through June 2024, fixed rate at rates from 0.12% to 6.70%, weighted average rate of 1.88% at at December 31, 2013 and, 2.94% at September 30, 2013 and 2.95% at September 30, 2012	$19,958	$13,230	$17,672

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES (Continue)

Rates on advances were as follows (in thousands):

	December 31,	September 30,
	2013	2013	2012

0.00% - 1.75%	$7,500	$-	$-
1.76% - 2.75%	6,408	6,660	8,868
2.76% - 3.75%	4,778	5,216	6,899
3.76% - 4.75%	1,201	1,276	1,788
4.76% - 5.75%	-	-	-
5.76% - 6.75%	71	78	117
	$19,958	$13,230	$17,672

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by all of the Association’s one to four family first mortgage loans under a blanket lien arrangement at December 31, 2013, September 30, 2013 and 2012 and the Association’s FHLB stock. Based on this collateral and the Association’s holdings of FHLB stock, the Association is eligible to borrow up to a total of $54,126,000 at December 31, 2013 and $60,854,000 at September 30, 2013.

Payments contractually required over the next five years as of December 31, 2013 and September 30, 2013 are as follows (in thousands):

	December 31,	September 30,
2014	$11,425	$3,796
2015	2,763	2,948
2016	2,222	2,385
2017	1,779	1,908
2018	1,359	1,505
Thereafter	410	688
Total	$19,958	$13,230

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 10 - BENEFIT PLANS (Continued)

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

The following contributions were paid by the Association during the three months ended December 31, 2013 and the fiscal years ending September 30, 2013 and 2012.

December 31,		September 30,		September 30,
2013		2013		2012
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount
12/27/2013	$175,205	12/31/2012	$248,993	12/27/2011	$569,618

This plan was “frozen” as of February 1, 2013. Contributions will be limited to sustaining earned participant benefits.

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Expense for the three months ended December 31, 2013 and 2012 and for the years ended September 30, 2013 and 2012 was $11,000, $0, $46,000 and $16,000, respectively.

Deferred Compensation Plan: A deferred compensation plan covers all directors and certain executive officers. Under the plan, the Association pays each participant, or their beneficiary, the amount of fees deferred plus interest over 20 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans. In January 2003, the Association adopted a non-contributory retirement plan which provides benefits to directors and certain key officers. The Company’s obligations under the plan have been informally funded through the purchase of single premium key man life insurance of which the Company is the beneficiary. The expense incurred for the deferred compensation for the three months ended was $47,000 and $39,000, respectively and for each of the last two years $181,000 and $173,000, respectively resulting in a deferred compensation liability of $1,370,000, $1,340,000 and $1,264,000 at December 31, 2013 and September 30, 2013 and 2012. The cash surrender value of the key man life insurance policies totaled $6,936,000, $6,887,000 and $6,685,000 at December 31, 2013 and September 30, 2013 and 2012, respectively.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 11 - INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Three months ended		Years ended
	December 31,		September 30,
	2013	2012	2013	2012

Current expense	$44	$98	$583	$448
Deferred expense (benefit)	(28)	63	300	(41)
	$16	$161	$883	$407

The following tabulation reconciles the federal statutory tax rate of 34% to the effective rate of taxes provided for income taxes (in thousands):

	Three months ended		Years ended
	December 31,		September 30,
	2013	2012	2013	2012

Tax at statutory rate	$(48)	$202	$1,033	$675
Tax exempt interest	(41)	(45)	(184)	(271)
Income from company owned life insurance	(17)	(18)	(69)	(74)
Nondeductible merger expenses	111	22
Other	11	-	103	77
Federal income tax expense	$16	$161	$883	$407

Effective Tax Rate	(11.11%)	27.06%	29.06%	20.49%

The components of the Company’s net deferred tax asset as of December 31, 2013, September 30, 2013 and 2012 are summarized as follows (in thousands):

	December 31,	September 30,
	2013	2013	2012
Deferred tax assets:
Deferred compensation plan	$376	$369	$356
Deferred loan origination fees	30	25	29
Allowance for loan losses	649	676	681
AMT credit carryforward	343	331	446
Fictitious loans loss	-	-	323
Unrealized losses on available for sale securities	438	402	-
Stock based compensation plans	122	77	-
Basis in other real estate owned	54	54	23
ESOP compensation expense	28	51	38
Other	21	11	7
	2,061	1,996	1,903

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	431	431	431
Basis in property and equipment	324	318	331
Accretion on securities	7	7	32
Mortgage servicing rights	98	104	75
Unrealized gains on available for sale securities	-	-	884
	860	860	1,753
Net deferred tax asset	$1,201	$1,136	$150

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 11 - INCOME TAXES (Continued)

Management evaluated whether a valuation allowance was necessary based on taxes paid in prior periods and recoverable, projected future income, projected future reversals of deferred tax items, and tax planning strategies. Based on its assessments, management concluded that it was more likely than not that all deferred tax assets could be realized based primarily on current taxes paid and recoverable and projected reversals of deferred tax liabilities, as well as future income. As such, no valuation allowance was recorded as of December 31, 2013, September 30, 2013 or 2012.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before September 30, 2010.

The Company had no unrecognized tax benefits at December 31, 2013, September 30, 2013 or 2012. No change in unrecognized tax benefits is expected in the next twelve months.

Retained earnings at December 31, 2013, September 30, 2013 and 2012 included approximately $2,341,000, for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at September 30, 1987, which is the end of the Association’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2013, September 30, 2013 and 2012 was approximately $796,000.

NOTE 12 - RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates at December 31, 2013 and, September 30, 2013 and 2012 were as follows (in thousands):

	December 31,	September 30,
	2013	2013	2012
Beginning balance	$585	$931	$432
New loans	26	381	809
Repayments	(11)	(727)	(310)

Ending balance	$600	$585	$931

Deposits from principal officers, directors, and their affiliates at December 31, 2013 and, September 30, 2013 and 2012 were $3,127,000, $3,080,000 and $3,028,000, respectively.

During the three months ended December 31, 2013 and 2012 and years ended September 30, 2013 and 2012, the Company paid approximately $7,000, $8,000, $32,000 and $37,000, respectively, to a principal officer who is a Certified Residential Real Estate Appraiser for appraisals performed on real estate properties that were used as collateral on loans extended to customers. The appraisals are validated through an internal validation process and once a property is foreclosed upon or the loan is deemed impaired, an appraisal from an outside party is obtained.

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 13 - REGULATORY CAPITAL MATTERS (Continued)

The Association’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations) and Tier I capital to adjusted total assets (as defined).

As of December 31, 2013, based on the most recent notification from the OCC, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Association’s prompt corrective action category.

Actual and required capital amounts (in thousands) and ratios for the Association are presented below at December 31, 2013 and, September 30, 2013 and 2012:

							To Be Well
							Capitalized Under
			For Capital Adequacy				Prompt Corrective
	Actual		Purposes				Action Regulations
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of December 31, 2013:
Total Risk-Based Capital (to Risk-weighted Assets)	$48,796	32.12%	≥	$12,155	≥	8.00%	≥	$15,194	≥	10.00%
Tier I Capital (to Risk-weighted Assets)	$46,896	30.87%	≥	$6,077	≥	4.00%	≥	$9,116	≥	6.00%
Tier I Capital (to Adjusted Total Assets)	$46,896	16.16%	≥	$11,609	≥	4.00%	≥	$14,511	≥	5.00%

							To Be Well
							Capitalized Under
			For Capital Adequacy				Prompt Corrective
	Actual		Purposes				Action Regulations
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of September 30, 2013:
Total Risk-Based Capital (to Risk-weighted Assets)	$48,322	31.75%	≥	$12,177	≥	8.00%	≥	$15,221	≥	10.00%
Tier I Capital (to Risk-weighted Assets)	$46,409	30.49%	≥	$6,089	≥	4.00%	≥	$9,133	≥	6.00%
Tier I Capital (to Adjusted Total Assets)	$46,409	15.89%	≥	$11,679	≥	4.00%	≥	$14,599	≥	5.00%

							To Be Well
							Capitalized Under
			For Capital Adequacy				Prompt Corrective
	Actual		Purposes				Action Regulations
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of September 30, 2012:
Total Risk-Based Capital (to Risk-weighted Assets)	$45,499	29.29%	≥	$12,429	≥	8.00%	≥	$15,536	≥	10.00%
Tier I Capital (to Risk-weighted Assets)	$43,547	28.03%	≥	$6,214	≥	4.00%	≥	$9,322	≥	6.00%
Tier I Capital (to Adjusted Total Assets)	$43,547	13.78%	≥	$12,644	≥	4.00%	≥	$15,805	≥	5.00%

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 13 - REGULATORY CAPITAL MATTERS (Continued)

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Association. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of December 31, 2013, the Association could, without prior approval, declare dividends of approximately $4,847,000.

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

The contractual amounts of financial instruments with off-balance-sheet risk at December 31, 2013 and, at September 30, 2013 and 2012 were as follows:

	December 31, 2013
	Fixed		Variable
	Rate	Rate	Rate	Rate	Total

Commitments to make loans held for sale	$307,000	3.50% - 4.63%	$-	0.00%	$307,000
Commitments to make loans	-	0.00%	4,250,000	4.65% - 4.95%	4,250,000
Unused lines of credit	2,744,000	5.00% - 8.00%	5,122,000	3.25% - 6.50%	7,866,000
Standby letters of credit	40,000	0.00%	-	0.00%	40,000

	September 30, 2013
	Fixed		Variable
	Rate	Rate	Rate	Rate	Total

Commitments to make loans held for sale	$1,174,000	3.88% - 4.75%	$-	0.00%	$1,174,000
Commitments to make loans	-	0.00%	3,150,000	3.25% - 4.25%	3,150,000
Unused lines of credit	2,872,000	5.00% - 8.00%	3,572,000	3.25% - 8.00%	6,444,000
Standby letters of credit	40,000	0.00%	-	0.00%	40,000

	September 30, 2012
	Fixed		Variable
	Rate	Rate	Rate	Rate	Total

Commitments to make loans held for sale	$1,696,000	3.00% - 3.65%	$-	0.00%	$1,696,000
Commitments to make loans	1,200,000	6.00%	178,000	3.50% - 3.99%	1,378,000
Unused lines of credit	2,641,000	5.00% - 6.99%	2,247,000	3.25% - 6.50%	4,888,000
Standby letters of credit	40,000	0.00%	40,000	4.25%	80,000

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 15 - ESOP PLAN

Effective January 1, 2011, the company adopted an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The ESOP borrowed $2.7 million from the Company and used those funds to acquire 269,790 shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The debt is secured by the shares purchased with the debt proceeds and will be repaid by the ESOP over the 20-year term of the debt with funds from Home Federal Savings and Loan Association’s contributions to the ESOP and dividends payable on shares, if any. The interest rate on the ESOP loan adjusts annually and is the prime rate on the first business day of the calendar year, as published in The Wall Street Journal.

Shares purchased by the ESOP are held by a trustee in an unallocated suspense account and shares are released annually from the suspense account on a pro-rata basis as principal and interest payments are made by the ESOP to the Company. The trustee allocates the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. Total ESOP shares may be reduced as a result of employees leaving the Company; shares that have previously been released to those exiting employees may be removed from the plan and transferred to that employee. As shares are committed to be released from the suspense account, the Company reports compensation expense based on the average fair value of shares committed to be released with a corresponding credit to shareholders’ equity.

Compensation expense recognized for the three months ended December 31, 2013 and 2012 was $48,000 and $42,000 respectively, and the years ended September 30, 2013 and 2012 was $191,000 and $159,000, respectively.

Shares held by the ESOP at December 31, 2013 and, September 30, 2013 and 2012 were as follows (dollars in thousands):

	December 31,	September 30,
	2013	2013	2012
Allocated to participants	30,351	16,862	3,372
Released, but unallocated	-	10,117	10,117
Unearned	239,439	242,811	256,301

Total ESOP shares	269,790	269,790	269,790

Fair value of unearned shares	$3,355	$3,509	$3,158

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 16 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participating rights in undistributed earnings. The factors used in the earnings per computation follow (dollars in thousands):

	December 31,		September 30,
	2013	2012	2013	2012
Basic
Net income (loss)	$(160)	$434	$2,156	$1,579
Less: Net income (loss) attributable to participating securities	(6)	-	(45)	-
Net income (loss) available to common shareholders	$(154)	$434	$2,111	$1,579

Weighted average common shares outstanding	3,350,672	3,372,375	3,359,638	3,372,375
Less: Average unallocated ESOP shares	(252,781)	(266,268)	(256,291)	(267,238)
Average participating shares	(134,119)	-	(61,753)	-
Average shares	2,963,772	3,106,107	3,041,594	3,105,137

Basic earnings (loss) per common share	$(0.05)	$0.14	$0.69	$0.51

Diluted
Net income (loss)	$(154)	$434	$2,111	$1,579

Weighted average common shares outstanding for basic earnings (loss) per common share	2,963,772	3,106,107	3,041,594	3,105,137
Add: Dilutive effects of assumed exercises of stock options	-	-	-	-

Average shares and dilutive potential common shares	2,963,772	3,106,107	3,041,594	3,105,137

Diluted earnings (loss) per common share	$(0.05)	$0.14	$0.69	$0.51

There were no potentially dilutive securities outstanding as of December 31, 2013 or 2012 or September 30, 2013 or 2012. Stock options of 300,000 shares of common stock were not considered in computing diluted earnings per common share for December 31, 2013 because they were antidilutive and stock options of 290,000 shares of common stock were not considered in computing diluted earnings per common share for September 30, 2013 because they were antidilutive.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 17 – STOCK REPURCHASE PROGRAM

On December 18, 2012, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intended to purchase up to 168,619 of its issued and outstanding shares of common stock, which represented approximately 5.0% of the Company’s issued and outstanding shares. All repurchased shares are held by the Company as authorized but unissued shares. On June 11, 2013, the Board of Directors of the Company terminated the Company’s existing stock repurchase program, under which the Company had previously purchased a total of 136,046 shares of its common stock at a weighted average price of $14.51 per share.

On June 11, 2013, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intended to purchase up to 161,816 of its issued and outstanding shares of common stock, which represented approximately 5.0% of the Company’s issued and outstanding shares. All repurchased shares are held by the Company as authorized but unissued shares. The repurchase program commenced on June 14, 2013. On November 20, 2013, the Board of Directors of the Company terminated the Company’s existing stock repurchase program, under which the Company had previously purchased a total of 18,961 shares of its common stock at a weighted average price of $15.00 per share.

On November 20, 2013, the Board of Directors of the Company authorized a program to repurchase, from time to time and subject to market conditions, up to 12,650 shares of Company outstanding common stock through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Third Repurchase Program”). The Third Repurchase Program commenced on November 21, 2013 and will terminate prior to the mailing of the proxy statement for the approval of Poage Bankshare’s acquisition of Town Square Financial Corporation to its stockholders (Note 19). The Company’s stock repurchases pursuant to the Third Repurchase Program is dependent on certain factors, including but not limited to, the timing of the mailing of the Town Square Financial Corporation proxy statement, the timing of the Town Square Financial Corporation special meeting to approve the merger agreement, market conditions and prices, available funds and alternative uses of capital. The Company has repurchased 5,000 shares of its common stock at a weighted average price of $14.20 under the Plan.

The Board of Directors of the Company may authorize a fourth stock repurchase program following completion of the Town Square Financial Corporation special meeting.

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 18 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock option activity for the three months ended December 31, 2013 and, the year ended September 30, 2013:

		Exercise
	Options	Price
Outstanding - October 1, 2012	-	-
Granted	290,000	$15.00
Exercised	-	-
Forfeited	-	-
Outstanding - September 30, 2013	290,000	$15.00
Granted	10,000	$14.86
Exercised	-	-
Forfeited	-	-
Outstanding - December 31, 2013	300,000	$14.86 - $15.00

Fully vested and exercisable at December 31, 2013	-	-
Fully vested and exercisable at September 30, 2013	-	-
Expected to vest in future periods	300,000	-

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

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of options granted was as follows:

	Three months ended	Year ended
	December 31, 2013	September 30, 2012

Risk-free interest rate	2.34%	1.31%
Expected dividend yield	1.08%	1.06%
Expected stock volatility	12.59	12.94
Expected life (years)	7	7
Weighted average fair value of options granted	$2.39	$2.00

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. No options were earned during the three months ended December 31, 2013 or the year ended September 30, 2013. Stock-based compensation expense for stock options for the three months ended December 31, 2013 was $31,000 and, the year ended September 30, 2013 was $43,000. Total unrecognized compensation cost related to non-vested stock options was $535,000 at December 31, 2013 and, $537,000 at September 30, 2013 and is expected to be recognized over a period of 57 months.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 18 – STOCK BASED COMPENSATION (Continued)

The following table summarizes non-vested restricted stock activity for the three months ended December 31, 2013 and, the year-end September 30, 2013:

Balance - October 1, 2012	-
Granted	134,895
Forfeited	(1,347)
Vested	-
Balance - September 30, 2013	133,548
Granted	1,347
Forfeited	-
Vested	-
Balance - December 31, 2013	134,895

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of grant multiplied by the number of shares granted that are expected to vest. The weighted-average grant date fair value of restricted stock granted during the three months ended December 31, 2013 was $15.10 per share or $20,000 and for the year ended September 30, 2013 it was $15.10 per share or $2,037,000. Stock-based compensation expense for restricted stock included in salaries and benefits for the three months ended December 31, 2013 was $100,000 and $185,000 for the year ended September 30, 2013. Unrecognized compensation expense for non-vested restricted stock awards was $1,751,000 at December 31, 2013 and $1,832,000 at September 30, 2013 and is expected to be recognized over a weighted-average period of 58 months.

NOTE 19 – SUBSEQUENT EVENT

On March 18, 2014, Poage Bankshares, Inc. completed a merger with Town Square Financial Corporation and its bank subsidiary, Town Square Bank for the purposes of expanding the Company’s reach in the market place. Pursuant to the Merger Agreement, the Company incorporated a subsidiary known as Poage Merger Subsidiary, Inc. which was merged with and into Town Square Financial, with Town Square Financial as the surviving entity. Immediately following the merger, Town Square Financial was merged with and into the Company as the surviving entity and Town Square Bank was merged with and into the Association with Town Square Bank as the surviving entity. Acquisition-related costs of $283,000 are included in other in the Company’s income statement for the three months ended December 31, 2013 and total acquisition costs through the date of the merger are approximately $545,000.

On the date of the merger, 55% of the outstanding shares of Town Square Financial common stock was converted into the right to receive 2.3289 shares of Company common stock for each share of Town Square Financial common stock. The remaining 45% of the outstanding shares of Town Square Financial common stock was exchanged for $33.86 in cash per share of Town Square Financial common stock. Town Square Financial stockholders were given the right to receive cash or common stock, subject to the requirement that 55% of Town Square Financial common stock be exchanged for Company common stock in accordance with the proration and allocation procedures contained in the merger agreement.

As such, on March 18, 2014, in connection with the merger, $6.6 million of cash was paid to Town Square Financial stockholders and 435,398 shares of Town Square Financial common stock were exchanged for Poage Bankshares, Inc. common stock which had a closing price of $14.0684 on that date. On the date of the merger, Town Square Financial had total assets of $154.1 million, total loans of $124.7 million, and total deposits of $116.8 million (amounts unaudited). The Company has not yet completed its evaluation of the fair value of assets acquired and liabilities assumed; however, goodwill is expected to be recorded and is not deductible for tax purposes.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 20 – HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following balance sheets, statements of operations and statements of cash flows for Poage Bankshares, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

BALANCE SHEETS

December 31, 2013 and

September 30, 2013 and 2012

(In thousands)

	December 31,	September 30,
	2013	2013	2012
ASSETS
Cash and cash equivalents	$9,008	$9,327	$12,428
Investment in subsidiary	46,054	45,659	45,285
ESOP note receivable	2,477	2,579	2,678
Other assets	506	469	221

Total assets	58,045	58,034	60,612

LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities	387	129	30

Total shareholders' equity	57,658	57,905	60,582

Total liabilities and shareholders' equity	$58,045	$58,034	$60,612

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 20 – HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)

STATEMENTS OF OPERATIONS

Three months ended December 31, 2013 and 2012 (2012 unaudited) and

Years ended September 30, 2013 and 2012

(in thousands)

	Three months ended		Year ended
	December 31,		September 30,
	2013	2012	2013	2012

Interest and dividend income	$21	$22	$85	$92
Total interest and dividend income	21	22	85	92
Noninterest expense	664	122	811	482
Loss before income taxes and equity in undistributed income of subsidiary	(643)	(100)	(726)	(390)
Income tax benefit	(108)	(34)	(247)	(133)
Net loss before equity in undistributed income of subsidiary	(535)	(66)	(479)	(257)
Equity in undistributed income of subsidiary	375	500	2,635	1,836

Net income (loss)	$(160)	$434	$2,156	$1,579

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended December 31, 2013 and 2012 (2012 Unaudited) and

Years ended September 30, 2013 and 2012

NOTE 20 – HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

Three months ended December 31, 2013 and 2012 and

Years Ended September 30, 2013 and 2012 (2012 unaudited)

(in thousands)

	Three months ended		Years ended
	December 31,		September 30,
	2013	2012	2013	2012
Cash flows from operating activities:
Net income (loss)	$(160)	$434	$2,156	$1,579
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Deferred income tax benefit	(71)	-	(225)	-
Equity in undistributed net income of subsidiary	(375)	(500)	(2,635)	(1,836)
Share based compensation expense	132	-	228	-
(Increase) decrease in other assets	(9)	36	(67)	(221)
Increase (decrease) in other liabilities	258	55	99	(170)

Net cash provided (used) by operating activities	(225)	25	(444)	(648)

Cash flows from investing activities:
Payments received loan to ESOP	102	99	99	20

Net cash provided by investing activities	102	99	99	20

Cash flows from financing activities:
Stock repurchases	(71)	-	(2,258)	-
Dividends paid	(125)	(135)	(498)	(405)

Net cash used by financing activities	(196)	(135)	(2,756)	(405)

Net decrease in cash and cash equivalents	(319)	(11)	(3,101)	(1,033)
Cash and cash equivalents at beginning of period	9,327	12,428	12,428	13,461

Cash and cash equivalents at end of period	$9,008	$12,417	$9,327	$12,428

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the three months ended December 31, 2013 (in thousands):

Unrealized Gains and
Losses On Available-
For-Sale Securities

Beginning balance	$(780)

Other comprehensive income
before reclassification	(71)

Amounts reclassified from
accumulated other
comprehensive income	-

Net current period other
comprehensive income	(71)

Ending balance	$(851)

(Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

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

As of December 31, 2013, management assessed the effectiveness of Poage Bankshares’ internal control over financial reporting based upon the framework established in Internal Control—1992 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that Poage Bankshares’ internal control over financial reporting as of December 31, 2013 is effective using these criteria. This annual report does not include an attestation report of Poage Bankshares’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Poage Bankshares’ registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Poage Bankshares (as a smaller reporting company) to provide only management’s report in this annual report.

(Continued)

(c)	Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

(Continued)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K appears under the caption “Proposal I—Election of Directors” in the Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”) and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears under the caption “Executive Compensation” in the Proxy Statement and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K appears under the caption “Voting Securites and Principal Holders” in the Proxy Statement and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 of Form 10-K appears under the caption “Proposal I—Election of Directors” in the Proxy Statement and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 10 of Form 10-K appears under the caption “Proposal V—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as item 8 of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets – at December 31, 2013, September 30, 2013 and September 30, 2012

(C) Consolidated Statements of Operations – Three months ended December 31, 2013 and 2012 (2012 unaudited) and years ended September 30, 2013 and 2012

(D) Consolidated Statements of Comprehensive Income (Loss) – Three months ended December 31, 2013 and 2012 (2012 unaudited) and years ended September 30, 2013 and 2012

(E) Consolidated Statements of Changes In Equity – Three months ended December 31, 2013 and 2012 (2012 unaudited) and years ended September 30, 2013 and 2012

(F) Consolidated Statements of Cash Flows – Three months ended December 31, 2013 and 2012 (2012 unaudited) and years ended September 30, 2013 and 2012

(Continued)

(G) Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(b)	Not applicable.

(c)	Not applicable.

(a)(3) Exhibits

3.1	Articles of Incorporation of Poage Bankshares, Inc.*
3.2	Bylaws of Poage Bankshares, Inc.**
4	Form of Common Stock Certificate of Poage Bankshares, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Employment Agreement, dated April 26, 2012, by and between Ralph E. Coffman, Jr. and Home Federal Savings and Loan Association***
10.3	Employment dated May 1, 2011, by and among Miles R. Armentrout, Poage Bankshares, Inc. and Home Federal Savings and Loan Association****
10.4	Three Year Change in Control Agreement, dated September 12, 2011, by and between James W. King and Home Federal Savings and Loan Association.*
10.5	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 29, 2003, by and between James W. King and Home Federal Savings and Loan Association.*
10.6	Form of Director Supplemental Retirement Plan Agreement.*
10.7	Form of Executive Supplemental Retirement Plan Agreement.*
10.8	Form of Amendment to the Executive Supplemental Retirement Plan Agreement.*
10.9	Poage Bankshares, Inc. 2013 Equity Incentive Plan*****
10.10	Agreement and Plan of Merger, dated as of October 21, 2013, by and among Poage, Bankshares, Inc., Poage Merger Subsidiary, Inc. and Home Federal Savings and Loan Association, and Town Square Financial Corporation and Town Square Bank.******
10.11	Employment Agreement, dated March 18, 2014, by and between Bruce VanHorn and Home Federal Savings and Loan Association *******
21	Subsidiaries of registrant*
23	Consent of Crowe Horwath LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013, September 30, 2013 and 2012, (ii) the Consolidated Statements of Operations for the three months ended December 31, 2013, the years ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2013, the years ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended December 31, 2013, the years ended September 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the three months ended December 31, 2013, the years ended September 30, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 of Poage Bankshares, Inc. (File No. 333-172192, originally filed with the Securities and Exchange Commission on February 11, 2011, and as subsequently amended).

(Continued)

**	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on August 29, 2013).
***	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on April 30, 2012).
****	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on June 27, 2012).
*****	Incorporated by reference to the Definitive Proxy Statement on Schedule 14A of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on January 1, 2013).
******	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on October 21, 2013).
*******	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on March 18, 2014).

(Continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Poage Bankshares, Inc.

Date: March 28, 2014

/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Position	Date

By:	/s/ R. E. Coffman, Jr.	President, Chief Executive	March 28, 2014
	R. E. Coffman, Jr.	Officer and Director
(Principal Executive Officer)

By:	/s/ Jane Gilkerson	Chief Financial Officer	March 28, 2014
	Jane Gilkerson	(Principal Financial and
Accounting Officer)

By:	/s/ J. Thomas Rupert	Chairman of the Board	March 28, 2014
J. Thomas Rupert

By:	/s/ Darryl E. Akers	Director	March 28, 2014
Darryl E. Akers

By:	/s/ Everette B. Gevedon	Director	March 28, 2014
Everette B. Gevedon

By:	/s Thomas P. Carver	Director	March 28, 2014
Thomas P. Carver

By:	/s/ Stuart N. Moore	Director	March 28, 2014
Stuart N. Moore

By:	/s/ Charles W. Robinson	Director	March 28, 2014
Charles W. Robinson

By:	/s/ John C. Stewart, Jr.	Director	March 28, 2014
John C. Stewart, Jr.

By:	/s/ Thomas Burnette	Director	March 28, 2014
Thomas Burnette

