Form 10-Q
period 2014-03-31
Poage Bankshares, Inc.
filed 2014-05-15
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ______________________ to___________________

Commission File Number 001-35295

Poage Bankshares, Inc.

(Exact Name of Registrant as Specified in Charter)

Maryland	45-3204393
(State of Other Jurisdiction	(I.R.S Employer
Of Incorporation	Identification Number)

1500 Carter Avenue, Ashland, KY 41101	41101
(Address of Principal Executive Officer)	(Zip Code)

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

As of May 5, 2014, 3,904,884 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(in thousands)
ASSETS
Cash and due from financial institutions	$16,745	$6,684
Securities available for sale	92,801	86,062
Loans held for sale	364	307
Loans, net of allowance of $1,867 and $1,908	298,245	177,088
Restricted stock, at cost	2,921	1,953
Other real estate owned, net	365	375
Premises and equipment, net	8,591	6,267
Company owned life insurance	7,002	6,936
Accrued interest receivable	1,601	1,126
Goodwill	753	-
Other intangible assets	1,734	-
Deferred taxes	2,744	1,201
Other assets	1,455	1,231
Total Assets	$435,321	$289,230

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$33,120	$6,058
Interest bearing	297,131	203,382
Total deposits	330,251	209,440
Federal Home Loan Bank advances	33,510	19,958
Subordinate debenture	2,649	-
Accrued interest payable	134	33
Other liabilities	3,198	2,141
Total liabilities	369,742	231,572

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized,
3,904,884 and 3,347,263 issued and outstanding at March 31, 2014 and December 31, 2013 respectively	38	34
Additional paid-in-capital	38,056	30,080
Retained earnings	30,197	30,789
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,361)	(2,394)
Accumulated other comprehensive loss	(351)	(851)
Total shareholders' equity	65,579	57,658
Total liabilities and shareholders' equity	$435,321	$289,230

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2014	2013
	(in thousands)

Interest and dividend income
Loans, including fees	$2,569	$2,446
Taxable securities	391	307
Tax exempt securities	125	160
Federal funds sold and other	26	30
	3,111	2,943
Interest expense
Deposits	358	478
Federal Home Loan Bank advances and other	94	117
	452	595

Net interest income	2,659	2,348

Provision for loan losses	-	99

Net interest income after provision for loan losses	2,659	2,249

Non-interest income
Service charges on deposits	154	129
Other service charges	8	7
Net gains on mortgage banking activity	94	222
Income from company owned life insurance	67	50
Loss on disposal of equipment	-	(10)
Other	2	7
Total Non-Interest Income	325	405

Non-interest expense
Salaries and employee benefits	1,275	883
Occupancy and equipment	268	223
Data processing	254	182
Federal deposit insurance	29	43
Foreclosed assets, net	30	36
Advertising	38	36
Professional fees	394	221
Other taxes	59	63
Early termination fee	877	-
Other	339	349
Total Non-Interest Expense	3,563	2,036

Income (loss) before income taxes	(579)	618

Income tax expense (benefit)	(154)	172

Net income (loss)	$(425)	$446
Earnings (loss) per share:
Basic	$(0.13)	$0.14
Diluted	$(0.13)	$0.14
Dividend per share	$0.05	$0.04

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended
	March 31,
	2014	2013
	(in thousands)

Net income (loss)	$(425)	$446

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	756	(164)
Reclassification adjustments for (gains) losses
included in net income	-	-
Net unrealized holding gains (losses) on available for sale securities	756	(164)
Tax effect	(256)	56
Other comprehensive income (loss):	500	(108)

Comprehensive income	$75	$338

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income (loss)	Equity
	(in thousands)

Balances, January 1, 2014	$34	$30,080	$30,789	$(2,394)	$(851)	$57,658

Net loss	-	-	(425)	-	-	(425)
557,621 shares issued in business combination	4	7,830	-	-	-	7,834
Dividends paid	-	-	(167)	-	-	(167)
ESOP compensation earned	-	15	-	33	-	48
Stock based compensation expense	-	131	-	-	-	131
Other Comprehensive Income	-	-	-	-	500	500

Balances, March 31, 2014	$38	$38,056	$30,197	$(2,361)	$(351)	$65,579

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2014	2013

	(in thousands)
OPERATING ACTIVITY
Net income (loss)	$(425)	$446
Adjustments to reconcile net income (loss) to net cash from
operating activities:
Depreciation	117	110
Provision for loan losses	-	99
ESOP compensation expense	48	48
Stock based compensation expense	131	-
Loss on disposal of assets	-	10
Loss (gain) on sale of other real estate owned	10	(6)
Net amortization on securities	108	230
Deferred income tax (benefit) expense	(58)	67
Net gain on mortgage banking activities	(94)	(222)
Origination of loans held for sale	(707)	(2,098)
Proceeds from loans held for sale	744	2,069
Decrease in cash value of life insurance	(67)	(50)
Change in asset and libilities, net of assets and liabilities acquired
Accrued interest receivable	5	(40)
Other assets	105	108
Accrued interest payable	71	98
Other liabilities	874	(3)
Net cash from operating activities	862	866

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from calls	7,000	2,500
Proceeds from maturities	120	689
Purchases	-	(2,000)
Principal payments received	1,408	3,534
Cash received for acquisition, net	1,445	-
Loan originations and principal payments on loans, net	(2,828)	4,376
Proceeds from the sale of other real estate owned	-	140
Purchase of office properties and equipment	(92)	(73)
Net cash from investing activities	7,053	9,166

FINANCING ACTIVITIES
Net change in deposits	3,761	(3,695)
Payments on Federal Home Loan Bank borrowings	(1,448)	(1,146)
Cash dividends paid	(167)	(135)
Stock repurchases	-	(1,270)
Net cash from (used in) financing activities	2,146	(6,246)

INCREASE IN CASH AND CASH EQUIVALENTS	10,061	3,786

Cash and cash equivalents at beginning of year	6,684	17,778

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,745	$21,564

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest expense	$351	$497
Income taxes	-	95
Real estate acquired in settlement of loans	$-	$10

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2014 and December 31, 2013 and the results of operations and cash flows for the interim periods ended March 31, 2014 and 2013. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2013 Annual Report on Form 10-KT filed with the Securities and Exchange Commission.

On October 21, 2013, the Company and the Association entered into an Agreement and Plan of Merger with Town Square Financial Corporation (“Town Square Financial”) and its bank subsidiary, Town Square Bank (“Town Square Bank”). On March 18, 2014 (the “Acquisition Date”), the Company and Association consummated the merger transaction. Town Square Financial merged with and into the Company, with the Company as the surviving entity, and Town Square Bank merged with and into the Association, with the Association as the surviving institution. The acquisition was accounted for using the acquisition method of accounting and resulted in the preliminary recordation of Goodwill of $753,000. See additional discussion in Note 10.

NOTE 2- ADOPTION OF NEW ACCOUNTING STANDARDS

In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments are effective for interim and annual reporting periods beginning after December 15, 2013. Early adoption and retrospective application is permitted. The adoption of this standard did not have a material effect on the Company’s operating results or financial position.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at March 31, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2014
States and political subdivisions	$27,479	$648	$(184)	$27,943
U.S. Government agencies and sponsored entities	21,260	-	(871)	20,389
Government sponsored entities residential mortgage-backed:
FHLMC	18,402	50	(94)	18,358
FNMA	14,842	65	(131)	14,776
Collateralized mortgage obligations	7,355	-	(151)	7,204
SBA loan pools	3,996	135	-	4,131
Total securities	$93,334	$898	$(1,431)	$92,801

December 31, 2013
States and political subdivisions	$22,277	$484	$(238)	$22,523
U.S. Government agencies and sponsored entities	27,260	-	(1,260)	26,000
Government sponsored entities residential mortgage-backed:
FHLMC	17,390	38	(134)	17,294
FNMA	12,400	61	(118)	12,343
Collateralized mortgage obligations	3,834	-	(223)	3,611
SBA loan pools	4,190	101	-	4,291
Total securities	$87,351	$684	$(1,973)	$86,062

The proceeds from sales and calls of securities and the associated gross gains and losses are listed below (in thousands):

	Three months ended
	March 31,
	2014	2013
Proceeds	$-	$2,500
Gross gains	-	-
Gross losses	-	-

The amortized cost and fair value of the securities portfolio at March 31, 2014 are shown in the following table by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	March 31,
	2014
	Amortized	Fair
	Cost	Value
Securities with contractual maturities:	(in thousands)
One to five years	$5,031	$5,213
Five to ten years	33,667	33,150
Beyond ten years	14,037	14,100
Mortgage-backed securities and collateralized mortgage obligations	40,599	40,338
Total	$93,334	$92,801

The following table summarizes the securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

March 31, 2014
States and political subdivisions	$7,767	$(184)	$-	$-	$7,767	$(184)
U.S. Government agencies and
sponsored entities	12,107	(412)	8,291	(459)	20,398	(871)
Government sponsored entities
residential mortgage backed:
FHLMC	12,097	(94)	-	-	12,097	(94)
FNMA	9,165	(131)	-	-	9,165	(131)
Collateralized mortgage
obligations	7,259	(151)	-	-	7,259	(151)
Total temporarily impaired	$48,395	$(972)	$8,291	$(459)	$56,686	$(1,431)

December 31, 2013
States and political subdivisions	$7,302	$(238)	$-	$-	$7,302	$(238)
U.S. Government agencies and
sponsored entities	20,916	(844)	5,084	(416)	26,000	(1,260)
Government sponsored entities
residential mortgage backed:
FHLMC	10,769	(134)	-	-	10,769	(134)
FNMA	6,479	(118)	-	-	6,479	(118)
Collateralized mortgage
obligations	3,611	(223)	-	-	3,611	(223)
Total temporarily impaired	$49,077	$(1,557)	$5,084	$(416)	$54,161	$(1,973)

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

NOTE 4 – LOANS

Loans at March 31, 2014 and December 31, 2013 were as follows (in thousands):

	March 31,	December 31,
	2014	2013

Real estate:
One to four family	$176,472	$135,243
Multi-family	5,683	889
Commercial real estate	54,235	17,321
Construction and land	11,059	2,176
	247,449	155,629

Commercial and Industrial	27,285	5,641

Consumer
Home equity lines of credit	8,311	5,953
Motor vehicle	10,526	8,902
Other	6,696	2,960
	25,533	17,815

Total	300,267	179,085
Less: Net deferred loan fees	155	89
Allowance for loan losses	1,867	1,908

	$298,245	$177,088

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2014 and December 31, 2013. Accrued interest receivable and net deferred loans fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

March 31, 2014
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$-	$-	$1,767	$1,767	$-	$1,399	$246,050	$247,449
Commercial and industrial	-	-	11	11	-	3,846	23,439	27,285
Consumer	-	-	44	44	-	161	25,372	25,533
Unallocated	-	-	45	45	-	-	-	-

Total	$-	$-	$1,867	$1,867	$-	$5,406	$294,861	$300,267

December 31, 2013
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment:	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$-	$-	$1,818	$1,818	$-	$-	$155,629	$155,629
Commercial and industrial	-	-	8	8	-	-	5,641	5,641
Consumer	-	-	52	52	-	-	17,815	17,815
Unallocated	-	-	30	30	-	-	-	-

Total	$-	$-	$1,908	$1,908	$-	$-	$179,085	$179,085

The Company held no loans that were individually evaluated for impairment but acquired certain loans in the merger with Town Square Financial that were impaired at the time of the merger.

The following table sets forth an analysis of our allowance for loan losses for the three months ended March 31, 2014 and 2013 (in thousands):

Three Months Ended
March 31, 2014	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,818	$8	$52	$30	$1,908
Provision for loan losses	3	(15)	(6)	18	-
Loans charged-off	(56)	-	(5)	-	(61)
Recoveries	2	18	-	-	20

Total ending allowance balance	$1,767	$11	$41	$48	$1,867

Three Months Ended
March 31, 2013	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,876	$38	$77	$-	$1,991
Provision for loan losses	97	3	(1)	-	99
Loans charged-off	(152)	-	-	-	(152)
Recoveries	37	-	-	-	37

Total ending allowance balance	$1,858	$41	$76	$-	$1,975

As of March 31, 2014, there were $5.4 million of purchased credit impaired loans which were acquired in a business combination completed on March 18, 2014 (see Note 10). There were no impaired loans as of or during the three months ended March 31, 2013, or the three months ended December 31, 2013.

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$1,295	$226	$810	$-
Multi-family	-	-	-	-
Commercial real estate	1,497	-	36	-
Construction and land	586	-	80	-
Commercial and industrial	503	-	-	-
Consumer:
Home equity loans and lines of credit	146	-	-	-
Motor vehicle	5	-	-	-
Other	6	3	-	-

Total	$4,038	$229	$926	$-

At March 31, 2014, $3.2 million of purchased credit impaired loans were non-performing loans and are included in the table above.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by class of loans. Non-accrual loans of $4.0 million as of March 31, 2014 and $926,000 at December 31, 2013 are included in the tables below and have been categorized based on their payment status (in thousands).

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
March 31, 2014
Real estate:
One to four family	$2,604	$170	$1,020	$3,794	$172,678	$176,472
Multi-family	-	-	-	-	5,683	5,683
Commercial real estate	-	-	508	508	53,727	54,235
Construction and land	3	-	169	172	10,887	11,059
Commercial and industrial	13	61	482	556	26,729	27,285
Consumer:
Home equity loans and lines of credit	52	-	136	188	8,123	8,311
Motor vehicle	81	6	3	90	10,436	10,526
Other	26	12	6	44	6,652	6,696
Total	$2,779	$249	$2,324	$5,352	$294,915	$300,267

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not	Total
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans
December 31, 2013
Real estate:
One to four family	$280	$11	$810	$1,101	$134,142	$135,243
Multi-family	-	-	-	-	889	889
Commercial real estate	-	-	36	36	17,285	17,321
Construction and land	41	-	80	121	2,055	2,176
Commercial and industrial	-	-	-	-	5,641	5,641
Consumer:
Home equity loans and lines of credit	17	-	-	17	5,936	5,953
Motor vehicle	15	8	-	23	8,879	8,902
Other	2	8	-	10	2,950	2,960

Total	$355	$27	$926	$1,308	$177,777	$179,085

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Not Rated

March 31, 2014
One to four family	$169,725	$3,641	$3,106	$-	$-
Multi-family	5,683	-	-	-	-
Commercial real estate	50,950	-	3,285	-	-
Construction and land	9,831	-	1,228	-	-
Commercial and industrial	26,536	31	718	-	-
Home equity loans and lines of credit	8,094	53	164	-	-
Motor vehicle	10,471	24	21	-	-
Other	6,692	-	14	-	-

Total	$287,982	$3,749	$8,536	$-	$-

December 31, 2013
One to four family	$130,408	$3,176	$1,659	$-	$-
Multi-family	889	-	-	-	-
Commercial real estate	16,861	-	460	-	-
Construction and land	1,668	-	508	-	-
Commercial and industrial	5,641	-	-	-	-
Home equity loans and lines of credit	5,914	33	6	-	-
Motor vehicle	8,876	5	21	-	-
Other	2,960	-	-	-	-

Total	$173,217	$3,214	$2,654	$-	$-

The Company had two troubled debt restructurings which totaled $226,000 as of March 31, 2014 and no troubled debt restructuring at December 31, 2013.

NOTE 5: FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at March 31, 2014 and December 31, 2013 were as follows: (in thousands)

	March 31,	December 31,
	2014	2013

Maturities April 2014 through June 2024, fixed rate at
rates from 0.12% to 6.70%, weighted average rate of 1.00%
at March 31, 2014 and 1.88% at December 31, 2013	$33,510	$19,958

Payments contractually required over the next five years are as follows (in thousands):

March 31,
2015	$25,495
2016	2,697
2017	2,160
2018	1,733
2019	1,153
Thereafter	272
Total	$33,510

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below (in thousands):

		Fair Value Measurements at
		March 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets Securities:
States and political
subdivisions	$27,943	$-	$27,943	$-
U.S. Government agencies and
sponsored entitites	20,389	-	20,389	-
Mortgage backed securities: Residential	33,134	-	33,134	-
Collateralized mortgage obligations	7,204	-	7,204	-
SBA loan pools	4,131	-	4,131	-
Total securities	$92,801	$-	$92,801	$-

		Fair Value Measurements at December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets Securities:
States and political subdivisions	$22,523	$-	$22,523	$-
U.S. Government agencies and sponsored entitites	26,000	-	26,000	-
Mortgage backed securities: residential	29,637	-	29,637	-
Collateralized mortgage obligations	3,611	-	3,611	-
SBA loan pools	4,291	-	4,291	-
Total securities	$86,062	$-	$86,062	$-

For the periods ended March 31, 2014 and December 31, 2013, there were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		March 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
March 31, 2014	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned
One to four family	$6	$-	$-	$6
Commercial Real Estate	280	-	-	280

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
December 31, 2013	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned
One to four family	$6	$-	$-	$6
Commercial Real Estate	290	-	-	290

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

At March 31, 2014, other real estate owned had a net carrying amount of $286,000 made up of the outstanding balance of $454,000 net of a valuation allowance of $168,000, which resulted in a write-down of $10,000 for the three months ended March 31, 2014. At December 31, 2013, other real estate owned had a net carrying amount of $296,000 made up of the outstanding balance of $454,000, net of a valuation allowance of $158,000. There was no write-down for the three months ended December 31, 2013. At March 31, 2013, other real estate owned had a net carrying amount of $147,000 made up of the outstanding balance of $165,000 net of a valuation allowance of $18,000. There was no write-down for the three months ended March 31, 2013.

The carrying amounts and estimated fair values of financial instruments at March 31, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
March 31, 2014
Financial assets
Cash and cash equivalents	$16,745	$16,745	$-	$-	$16,745
Securities	92,801	-	92,801	-	92,801
Restricted stock	2,921	N/A	N/A	N/A	N/A
Loans held for sale	364	-	372	-	372
Loans, net	298,245	-	-	309,044	309,044
Accrued interest receivable	1,601	-	495	1,106	1,601

Financial liabilities
Deposits	$330,251	$159,930	$171,175	$-	$331,105
Federal Home Loan Bank advances	33,510	-	33,510	-	33,510
Subordinate debenture	2,649		2,649		2,649
Accrued interest payable	134	-	134	-	134

December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$6,684	$6,684	$-	$-	$6,684
Securities	86,062	-	86,062	-	$86,062
Restricted stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	307	-	314	-	$314
Loans, net	177,088	-	-	188,666	$188,666
Accrued interest receivable	1,126	-	471	655	$1,126

Financial liabilities
Deposits	$209,440	$87,733	$122,596	$-	$210,329
Federal Home Loan Bank advances	19,958	-	20,044	-	$20,044
Accrued interest payable	33	-	33	-	$33

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents:

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Restricted Stock:

It is not practical to determine the fair value of FHLB and Bankers Bank of Kentucky stock due to restrictions place on its transferability.

Loans:

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

Deposits:

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

Federal Home Loan Bank advances and subordinate debenture:

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Accrued Interest Receivable/Payable:

The carrying amounts of accrued interest approximate fair value and are classified by level consistent with the level of the related assets or liabilities.

NOTE 7 - ESOP PLAN

Employees participate in an Employee Stock Option Plan (“ESOP”). The ESOP borrowed from the Company to purchase 269,790 shares of the Company’s common stock at $10 per share. The Company makes discretionary contributions to the ESOP, and pays dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts. Participants receive the shares at the end of employment.

There were no contributions to the ESOP for the three months ended March 31, 2014 or 2013.

Shares held by the ESOP at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
Allocated to participants	30,022	30,351
Released, but unallocated	3,372	-
Unearned	236,069	239,439
Total ESOP shares	269,463	269,790
Fair value of unearned shares (in thousands)	$3,347	$3,355

NOTE 8 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three months ended March 31, 2014 and 2013, follow (in thousands):

	Three months ended
	March 31,
	2014	2013

Basic
Net income (loss)	$(425)	$446
Less: Net income (loss) allocated to participating securities	(23)	-
Net income (loss) available to common shareholders	(402)	446

Weighted average common shares outstanding	3,427,808	3,346,989
Less: Average unallocated ESOP shares	(239,439)	(252,928)
Average participating shares	(134,895)	-
Average shares	3,053,474	3,094,061

Basic earnings (loss) per common share	$(0.13)	$0.14

Diluted
Net income (loss) allocated to common shareholders	$(402)	$446

Weighted average common shares outstanding
for basic earnings (loss) per common share	3,053,474	3,094,061
Add: Dilutive effects of assumed exercises of stock options	-	-

Average shares and dilutive potential common shares	3,053,474	3,094,061

Diluted earnings (loss) per common share	$(0.13)	$0.14

There were no potentially dilutive securities outstanding at March 31, 2014 or 2013. Stock options of 320,000 shares of common stock were not considered in computing diluted earnings per common share for 2014 or 2013 because they were antidilutive.

NOTE 9 – STOCK BASED COMPENSATION

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

On April 16, 2013, the compensation committee of the board of directors approved the issuance of 134,895 shares of restricted stock to its directors and officers. In addition, on May 10, 2013, the compensation committee of the board of directors approved the issuance of 300,000 stock options to its directors and officers. All stock options and restricted stock awards vest ratably over five years. Stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

The following table summarizes stock option activity for the three months ended March 31, 2014:

		Exercise
	Options	Price
Outstanding - December 31, 2013	300,000	$14.86 - $15.00
Granted	20,000	$14.07
Exercised	-	-
Forfeited	-	-
Outstanding - March 31, 2014	320,000	$14.07 - $15.00

Fully vested and exercisable at March 31, 2014	-	-
Fully vested and exercisable at December 31, 2013	-	-
Expected to vest in future periods	320,000	-

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

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of options granted was as follows:

Three months ended
March 31, 2014

Risk-free interest rate	2.16%
Expected dividend yield	1.42%
Expected stock volatility	11.79
Expected life (years)	7
Weighted average fair value of options granted	$1.88

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. No options were vested during the three months ended March 31, 2014. Stock-based compensation expense for stock options for the three months ended March 31, 2014 was $29,000 and there was no expense for the three months ended March 31, 2013. Total unrecognized compensation cost related to non-vested stock options was $544,000 at March 31, 2014 and, $535,000 at December 31, 2013 and is expected to be recognized over a period of 5.0 years.

The following table summarizes non-vested restricted stock activity for the three months ended March 31, 2014:

Balance - December 31, 2013	134,895
Granted	-
Forfeited	-
Vested	-
Balance - March 31, 2014	134,895

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three months ended March 31, 2014 was $102,000 and there was no expense for the three months ended March 31, 2013. Unrecognized compensation expense for non-vested restricted stock awards was $1,649,000 at March 31, 2014 and is expected to be recognized over a weighted-average period of 5 years.

NOTE 10 – BANK ACQUISITION

On March 18, 2014, the Company acquired Town Square Financial, the bank holding company for Town Square Bank in exchange for cash and common shares of the Company’s stock. Concurrent with the Company’s acquisition, Town Square Bank merged with and into Home Federal, with Home Federal as the surviving institution. Under the terms of the Merger Agreement, 55% of the outstanding shares of Town Square Financial common stock were converted into 2.3289 shares of Poage common stock for each share of Town Square Financial common stock. Each of the remaining 45% of the outstanding shares of Town Square Financial common stock were exchanged for $33.86 in cash. Town Square Financial shareholders received approximately 557,621 shares of Company common stock and an aggregate of $6.6 million in cash. Town Square Financial was a registered bank holding company engaged in commercial banking and financial services through its wholly owned subsidiary, Town Square Bank, a Kentucky chartered bank headquartered in Ashland, Kentucky.

Town Square Bank’s business consisted primarily of accepting savings accounts and certificates of deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in first lien one-to-four family mortgage loans, commercial and multi-family real estate loans, commercial and industrial loans, consumer loans, consisting primarily of automobile loans, and construction loans. With the acquisition of Town Square Financial and Town Square Bank, the Company expanded its customer base in Eastern and Central Kentucky area with an institution that shared its community banking orientation and enjoyed a favorable reputation in the community. Town Square Bank also purchased investment securities consisting primarily of mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises, and obligations of state and political subdivisions. Town Square Bank offered a variety of deposit accounts, including NOW and demand accounts, certificates of deposits, money market accounts and individual retirement accounts, as well as credit cards for both personal and business purposes. Town Square Bank had three branches located in Boyd County, Kentucky and one branch in Jessamine County, Kentucky, each of which were integrated into Home Federal at the close of the merger transaction.

Acquisition costs of $1.2 million are included in the Company’s consolidated statement of operations for the three months ended March 31, 2014. Operations of the acquired financial institution resulted in additional net income of $67,000 from the period March 18, 2014 to March 31, 2014. The Company has determined that the acquisition constitutes a business combination as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values as required by the accounting guidance. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements.

In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events which are highly subjective in nature and are subject to change. The assets acquired and liabilities assumed in the transaction are presented at estimated fair value on the acquisition date. These fair value estimates are considered preliminary, and are subject to change as additional information relative to acquisition date fair values becomes available. Given the short period of time from our closing date until our Form 10-Q filing date, we have not yet completed our evaluation of fair values. We continue to work to finalize these estimates.

Goodwill of $753,000 arising from the acquisition is attributable to significant operating scale and strong competitive positioning within the Kentucky market. The goodwill is not tax deductible. For United States federal income tax purposes, the acquisition qualified as a reorganization with the meaning of Section 368(a) of the Internal Revenue Code, which means, in general for United States federal income tax purposes, no gain or loss will be recognized by Poage Bankshares or Town Square Financial as a result of the acquisition. The following table summarizes the consideration paid and the amount of assets acquired and liabilities assumed recognized at the acquisition date.

(in thousands)	March 18, 2014

Consideration
Stock Consideration	$7,836
Cash Consideration	6,635
Fair Value of Total Consideration Transferred	$14,471

Recognized amounts of identifiable assets acquired and liabilities assumed
Assets acquired
Cash and due from banks	$3,484
Federal funds sold	4,596
Securities available for sale	14,691
Restricted stock	968
Loans	118,257
Premises and equipment, net	2,349
Accrued interest receivable	480
Prepaid expenses and other assets	329
Deferred federal income taxes	1,743
Core deposit intangible	1,734
Total assets acquired	$148,631

Fair value of liabilities assumed
Deposits	117,050
Subordinated debenture and FHLB advances	17,649
Accrued interest payable	30
Other liabilities	184
Total liabilities assumed	134,913

Total identifiable net assets	$13,718

Goodwill	$753

Acquired loans have a contractual balance of approximately $124,699,000 and the preliminary analysis results in expected cash flows totaling $121,227,000 and an estimated fair value of $118,257,000.

The following table presents pro forma information as if the acquisition had occurred at the beginning of the periods presented (January 1, in this case.) The pro forma information includes adjustments for interest income and expense on interest earning assets and interest bearing liabilities as well as amortization of core deposit intangible and the related income tax effects. Other adjustments are not anticipated to have a material impact on the pro forma information. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	Three months ended
	March 31,
(in thousands, exept per share data)	2014	2013

Net Interest Income	$4,113	$4,101

Net Income (loss)	$(262)	$955

Basic and diluted earnings (loss) per share	$(0.09)	$0.31

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the three months ended March 31, 2014.

Unrealized Gains and
Losses on Available-
For-Sale Securities

Beginning balance	$(851)

Other comprehensive income before reclassification	500

Amounts reclassified from accumulated to other comprehensive income	-

Net current period other comprehensive income	500

Ending Balance	$(351)

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

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;
•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);
•	significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;
•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
•	our ability to successfully enhance internal controls;
•	our businesses may not be combined successfully, or such combination may take longer to accomplish than expected;
•	the growth opportunities and cost savings from the acquisition of Town Square Financial Corporation and Town Square Bank may not be fully realized or may take longer to realize than expected;
•	our ability to manage increased expenses following the acquisition of Town Square Financial Corporation and Town Square Bank, including salary and employee benefit expenses and occupation expenses;
•	operating costs, customer losses and business disruption following the acquisition of Town Square Financial Corporation and Town Square Bank, including adverse effects of relationships with employees, may be greater than expected;
•	competition among depository and other financial institutions;
•	our success in increasing our originations of adjustable-rate mortgage loans;
•	our success in increasing our commercial business, commercial real estate and multi-family lending;
•	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending, including as a result of the acquisition of Town Square Financial Corporation and Town Square Bank;
•	our success in introducing new financial products;
•	our ability to attract and maintain deposits, including former depositors of Town Square Bank;
•	decreases in our asset quality;
•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;
•	changes in consumer spending, borrowing and savings habits;
•	further declines in the yield on our assets resulting from the current low interest rate environment;
•	risks related to a high concentration of loans secured by real estate located in our market area;
•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;
•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans;
•	expenses and diversion of management’s time and attention resulting from our efforts to oppose stockholder nominations that we do not believe are in the best interests of stockholders;
•	loan delinquencies and changes in the underlying cash flows of our borrowers; and
•	changes in the financial condition or future prospects of issues of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

The only change to the critical accounting policies disclosed in Poage, Bankshares, Inc’s Annual Report on Form 10-KT, as filed with the Securities and Exchange Commission on March 28, 2014, is the Company accounted for the acquisition of Town Square Financial Corporation in accordance with the acquisition method as outlined in ASC Topic 805, Business Combinations. The acquisition method requires: a) identification of the entity that obtains control of the acquired; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed at fair value; and d) recognition and measurement of goodwill or bargain purchase gain.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Assets: At March 31, 2014, the Company’s assets totaled $435.3 million, an increase of $146.0 million, or 50.5% from total assets at December 31, 2013. The increase was attributed primarily to the acquisition of Town Square Financial Corporation. See Footnote 10 under “Item 1: Financial Information.”

Cash and Cash equivalents increased by $10.0 million, or 149.3% to $16.7 million at March 31, 2014 from $6.7 million at December 31, 2013, primarily due to the acquisition of Town Square Financial Corporation.

Loans held for sale increased $57,000, or 18.6%, to $364,000 at March 31, 2014 from $307,000 at December 31, 2013.

Loans receivable, net, increased $121.1 million, or 68.4%, to $298.2 million at March 31, 2014 from $177.1 million at December 31, 2013. Non-performing loans increased $3.3 million, or 360.8%, from $926,000 at December 31, 2013 to $4.3 million at March 31, 2014. These increases were primarily due to the acquisition of Town Square Financial Corporation.

Securities available for sale increased by $6.7 million, or 7.8%, to $92.8 million at March 31, 2014 from $86.1 million at December 31, 2013. This increase was primarily due to the acquisition of Town Square Financial Corporation partially offset by calls, regular maturities and principal payments.

Deposits increased $120.9 million, or 57.7%, to $330.3 million at March 31, 2014 from $209.4 million at December 31, 2013. The increase was primarily attributable to the acquisition of Town Square Financial Corporation.

Federal Home Loan Bank advances increased $13.5 million, or 67.5%, to $33.5 million at March 31, 2014 from $20.0 million at December 31, 2013. This increase in borrowings was primarily due to the acquisition of Town Square Financial Corporation partially offset by regular principal payments and maturities.

Other borrowings increased by $2.6 million to $2.6 million at March 31, 2014 from $0 at December 31, 2013 as a result of the assumption of $2.6 million of subordinated debt assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of 4,124 trust preferred securities with a liquidation amount of $1,000 per security. The subordinated debt of $2.6 million is shown as a liability because the Company is not considered the primary beneficiary of the Trust. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.06% at March 31, 2014.

Total shareholders’ equity increased by $7.9 million to $65.6 million at March 31, 2014, compared to $57.7 million at December 31, 2013. The increase resulted primarily from the issuance of common stock to acquire Town Square Financial Corporation and an increase in other comprehensive income of $500,000, partially offset by net loss of $425,000 for the three months ended March 31, 2014 and the payment of cash dividends totaling $167,000.

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

The average balance, interest and dividends paid and received, and yield/cost of assets and liabilities include assets and liabilities acquired through the Town Square acquisition. Because the Town Square acquisition was consummated on March 18, 2014, accretive benefits and costs from the transaction will largely occur in quarters subsequent to the three months ended March 31, 2014.

	For the Three Months Ended March 31,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$196,464	$2,569	5.23%	$175,715	$2,446	5.57%
Investment securities	85,000	516	2.43%	96,998	467	1.93%
FHLB stock	2,093	22	4.20%	1,953	21	4.30%
Other interest-earning assets	8,473	4	0.19%	19,441	9	0.19%
Total interest-earning assets	292,030	3,111	4.26%	294,107	2,943	4.00%

Noninterest-earning assets	20,666			17,056
Total assets	312,696			311,163

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	89,011	38	0.17%	86,197	49	0.23%
Certificates of deposit	127,449	320	1.00%	139,597	429	1.23%
Total interest bearing deposits	216,460	358	0.66%	225,794	478	0.85%

FHLB advances and other borrowings	25,667	94	1.46%	15,836	117	2.96%
Total interest bearing liabilities	242,127	452	0.75%	241,630	595	0.98%

Non-interest bearing liabilities:
Non-interest bearing deposits	9,771			7,377
Accrued interest payable	145			163
Other liabilities	2,823			3,041
Total non-interest bearing liabilities	12,739			10,581
Total liabilities	254,866			252,211

Total equity	57,830			58,952
Total liabilities and equity	$312,696			$311,163

Net interest income		$2,659			$2,348
Interest rate spread			3.51%			3.02%
Net interest margin			3.64%			3.19%
Average interest-earning assets to average interest-bearing liabilities		120.61%			121.72%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At March 31, 2014, we had $33.5 million in advances from the Federal Home Loan Bank of Cincinnati, of which $15.0 million were assumed in the acquisition of Town Square Financial, and an additional borrowing capacity of $61.1 million.

The Association is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Association and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines involving quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

The Association's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).

As of March 31, 2014, based on the most recent notification from the OCC, the Association was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Association’s prompt corrective action category.

Actual and required capital amounts (in thousands) and ratios for the Association are presented below at at March 31, 2014 and December 31, 2013:

						To Be Well
						Capitalized Under
			For Capital Adequacy			Prompt Corrective
	Actual		Purposes			Action Regulations
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2014:
Total Risk-Based Capital
(to Risk-weighted Assets)	$63,817	23.83%	$21,425	≥	8.00%	$26,782	≥	10.00%
Tier I Capital
(to Risk-weighted Assets)	61,941	23.13%	10,713	≥	4.00%	16,069	≥	6.00%
Tier I Capital
(to Adjusted Total Assets)	61,941	14.29%	17,335	≥	4.00%	21,669	≥	5.00%

							To Be Well
							Capitalized Under
			For Capital Adequacy				Prompt Corrective
	Actual		Purposes				Action Regulations
	Amount	Ratio	Amount		Ratio		Amount		Ratio
As of December 31, 2013:
Total Risk-Based Capital
(to Risk-weighted Assets)	$48,796	32.12%	$12,155	≥	8.00%	≥	$15,194	≥	10.00%
Tier I Capital
(to Risk-weighted Assets)	$46,896	30.87%	$6,077	≥	4.00%	≥	$9,116	≥	6.00%
Tier I Capital
(to Adjusted Total Assets)	$46,896	16.16%	$11,609	≥	4.00%	≥	$14,511	≥	5.00%

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

Comparison of Operating Results for the Three Months Ended March 31, 2014 and March 31, 2013

General. Net income decreased $871,000 to a loss of $425,000 for the three months ended March 31, 2014 from a net income of $446,000 for the three months ended March 31, 2013. The decrease in net income reflected an increase in net interest income of $311,000 for the three months ended March 31, 2014, offset by an increase in non-interest expense of $1.6 million to $3.6 million for the three months ended March 31, 2013 from $2.0 million for the three months ended March 31, 2013.

The increase in non-interest expenses is primarily attributable to a non-recurring expense of $877,000 related to the termination of Town Square Financial’s data processing agreement, as well as increases in professional fees resulting from the Town Square acquisition and our efforts to oppose stockholder nominations.

Income Calculated to Eliminate Certain Non-Recurring Expenses. The following table provides a reconciliation of net loss in accordance with U.S. generally accepted accounting principles (“GAAP”) and what net income would have been without certain merger related and proxy contest related expenses:

Net Loss	$(425)

Adjustment for certain non-recurring merger related expenses:
Data Processing Termination Fee	877
Merger related professional fees	267
Professional fees related to a proxy contest	29
1,173
Tax effect of adjustments for certain non-recurring merger related expenses	(399)
Adjustment net of tax	774

Adjusted Net Income	$349

NON-GAAP FINANCIAL MEASURES

The foregoing discussion in the section captioned “Income Calculated to Eliminate Certain Non-Recurring Expenses” contains certain non-GAAP financial measures in addition to results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). These non-GAAP measures provide supplemental perspectives on operating results, performance trends, and financial condition. They are not a substitute for GAAP measures and should be read and used in conjunction with the Company's financial statements and notes included in this quarterly report on Form 10-Q, which were prepared in accordance with GAAP. In all cases, it should be understood that non-GAAP measures do not depict amounts that accrue directly to the benefit of shareholders. The Company's non-GAAP measure of adjusted net income is intended to reflect the Company's net income for the three months ended March 31, 2014 is based on the assumption that certain non-recurring merger related expenses and expenses related to the Company’s opposition of a stockholder nomination were not incurred during the three months ended March 31, 2014. Charges related to the merger transaction consist primarily of a data processing termination fee and professional fees and charges related to the Company’s opposition of a stockholder nomination consist primarily of professional fees.

Interest Income. Interest income increased $168,000, or 5.7% to $3.1 million for the three months ended March 31, 2014 from $2.9 million and for the three months ended March 31, 2013.

Interest income on loans increased $123,000, or 5.0%, to $2.6 million for the three months ended March 31, 2014 from $2.4 million for the three months ended March 31, 2013. The average yields on loans decreased to 5.23% for the three months ended March 31, 2014, compared to 5.57% for the three months ended March 31, 2013. Interest income on investment securities increased $49,000, or 10.5%, to $516,000 for the three months ended March 31, 2014 from $467,000 for the three months ended March 31, 2013, reflecting a decrease in the average balance of such securities to $85.0 million at March 31, 2014 from $97.0 million at March 31, 2013. The average yield on securities increased to 2.43% for the three months ended March 31, 2014, compared to 1.93% for the three months ended March 31, 2013.

Interest Expense. Interest expense decreased $143,000, or 25.2%, to $452,000 for the three months ended March 31, 2014 from $595,000 for the three months ended March 31, 2013. The decrease reflected a decrease in the average interest rate paid on deposits to .66% for the three months ended March 31, 2014 from 0.85% for the three months ended March 31, 2013, as well as decreases in the average balance of such deposits from $225.8 million to $216.5 million for the same periods. Interest expense on Federal Home Loan Bank Advances and other borrowings decreased $23,000 or 19.7% to $94,000 for the three months ended March 31, 2014 from $117,000 for the three months ended March 31, 2013. This decrease was due to a 150 basis point decrease in the average rate paid on these borrowings offset by an increase of $9.9 million in the average balance of these borrowings.

Interest expense on certificates of deposit decreased $109,000, or 25.4%, to $320,000 for the three months ended March 31, 2014 from $429,000 for the three months ended March 31, 2013. This decrease reflected a decrease in the average rate paid on certificates of deposits to 1.00% for the three months ended March 31, 2014 from 1.23% for the three months ended March 31, 2013, as well as a decrease in the average balance of such certificates to $127.4 million from $139.6 million. Interest expense on money market deposits, savings, and NOW and demand deposits decreased $11,000, or 22.4%, to $38,000 for the three months ended March 31, 2014 from $49,000 for the three months ended March 31, 2013. The decrease was due to a decrease of 6 basis points in average rates paid on the NOW and demand deposits as well as savings and money market accounts to 0.17% for the three months ended March 31, 2014 from .23% for the three months ended March 31, 2013, offset by an increase in the average balance of such deposits to $89.0 million from $86.2 million.

Net Interest Income. Net interest income increased $311,000, or 13.2%, to $2.7 million for the three months ended March 31, 2014 from $2.4 million for the three months ended March 31, 2013. The interest rate spread increased to 3.51% from 3.02%, offset by a slight decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 120.6% from 121.7%. Our net interest margin increased to 3.64% from 3.19%. The increase in our interest rate spread and net interest margin were largely due to an increase on interest earned on securities and a decrease in interest paid on deposits and other borrowings.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended March 31, 2014 and $99,000 for the three months ended March 31, 2013. The provisions for each period were based on management’s quarterly calculations and reflect the minimal levels of nonperforming loans and charge-offs during the periods.

Noninterest Income. Noninterest income decreased $80,000 or 1.98%, to $325,000 for the three months ended March 31, 2014 from $405,000 for the three months ended March 31, 2013. The decrease in noninterest income was primarily attributable a decrease of net gains on mortgage banking activities of $128,000 for the three months ended March 31, 2013 to $94,000 from $222,000 for the three months ended March 31, 2013, offset by an increase in service charges on deposits to $154,000 for the three months ended March 31, 2014 from $129,000 for the three months ended March 31, 2013. The decrease in net gains on mortgage banking activities was due to a decrease in origination of loans for sale, particularly refinancing loans. An increase in interest rates and continued decline in refinancing activity in future periods may further decrease our gains in mortgage banking activities.

Noninterest Expense. Noninterest expense increased $1.5 million, or 75.0%, to $3.6 million for the three months ended March 31, 2014. This increase was due largely to an increase in salaries and employee benefits of $467,000 due to an increase in the number of employees as well as the expense related to the grants of options and stock awards under our stock based compensation plans during April and May of 2013, an increase in professional fees related to the acquisition of Town Square Financial Corporation and a proxy contest conducted by a dissident stockholder, and the data processing termination fee of $877,000 associated with the Town Square acquisition.

Income Tax Expense. The provision for income tax benefit was $154,000 for the three months ended March 31, 2014, compared to an income tax expense of $172,000 for the three months ended March 31, 2013. Our effective tax rates for the three months ended March 31, 2014 and 2013 were 26.6% and 27.8%, respectively. This decrease in income tax expense and effective tax rate is due to sustaining a net operating loss for the three months ended March 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Registrant.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Poage Bankshares, Inc.

Date: May 15, 2014

/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President & Chief Executive Officer

/s/ Jane Gilkerson
Jane Gilkerson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
number	Description

31.1	Certification of R. E. Coffman, Jr., President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Jane Gilkerson, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of R. E. Coffman, Jr., President and Chief Executive Officer, and Jane Gilkerson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) :(i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Other Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

