Form 10-Q
period 2014-06-30
Poage Bankshares, Inc.
filed 2014-08-14
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

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

As of August 11, 2014, 3,881,917 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(in thousands)
ASSETS
Cash and due from financial institutions	$29,322	$6,684
Securities available for sale	71,958	86,062
Loans held for sale	161	307
Loans, net of allowance of $1,757 and $1,908	301,067	177,088
Restricted stock, at cost	2,921	1,953
Other real estate owned, net	602	375
Premises and equipment, net	8,550	6,267
Company owned life insurance	7,051	6,936
Accrued interest receivable	1,421	1,126
Goodwill	836	-
Other intangible assets	1,660	-
Deferred taxes	2,499	1,201
Other assets	1,478	1,231
Total Assets	$429,526	$289,230

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$44,325	$6,058
Interest bearing	280,754	203,382
Total deposits	325,079	209,440
Federal Home Loan Bank advances	32,596	19,958
Other borrowed funds	2,649	-
Accrued interest payable	179	33
Other liabilities	2,766	2,141
Total liabilities	363,269	231,572

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,881,917 and 3,347,263 issued and outstanding at June 30, 2014 and December 31, 2013 respectively	39	34
Additional paid-in-capital	37,873	30,080
Retained earnings	30,512	30,789
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,327)	(2,394)
Accumulated other comprehensive income (loss)	160	(851)
Total shareholders' equity	66,257	57,658
Total liabilities and shareholders' equity	$429,526	$289,230

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Interest and dividend income
Loans, including fees	$4,275	$2,407	$6,844	$4,853
Taxable securities	388	313	779	620
Tax exempt securities	146	151	271	311
Federal funds sold and other	34	28	60	58
Total interest and dividend income	4,843	2,899	7,954	5,842
Interest expense
Deposits	439	422	797	900
Federal Home Loan Bank advances and other	117	110	211	227
Total interest expense	556	532	1,008	1,127

Net interest income	4,287	2,367	6,946	4,715

Provision for loan losses	-	7	-	106

Net interest income after provision for loan losses	4,287	2,360	6,946	4,609

Non-interest income
Recovery - fictitious loans	-	753	-	753
Service charges on deposits	399	133	553	262
Other service charges	5	8	13	15
Net gains on mortgage banking activity	126	144	220	366
Net gains on sales of securities	294	-	294	-
Income from company owned life insurance	49	51	115	101
Loss on disposal of equipment	-	-	-	(10)
Other	5	6	8	13
Total Non-Interest Income	878	1,095	1,203	1,500

Non-interest expense
Salaries and employee benefits	2,172	1,147	3,447	2,030
Occupancy and equipment	408	211	676	434
Data processing	370	193	624	375
Federal deposit insurance	58	46	87	89
Foreclosed assets, net	58	131	88	167
Advertising	54	34	92	70
Professional fees	437	54	831	275
Other taxes	59	63	118	126
Early termination fee	-	-	877	-
Other	826	292	1,165	641
Total Non-Interest Expense	4,442	2,171	8,005	4,207

Income before income taxes	723	1,284	144	1,902

Income tax expense	212	406	58	578

Net income	$511	$878	$86	$1,324
Earnings per share:
Basic	$0.14	$0.29	$0.03	$0.43
Diluted	$0.14	$0.29	$0.03	$0.43
Dividend per share	$0.05	$0.04	$0.10	$0.08

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Net income	$511	$878	$86	$1,324

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	1,068	(1,885)	1,825	(2,048)
Reclassification adjustments for (gains) losses included in net income	(294)	-	(294)	-
Net unrealized holding gains (losses) on available for sale securities	774	(1,885)	1,531	(2,048)
Tax effect	(263)	641	(520)	696
Other comprehensive income (loss):	511	(1,244)	1,011	(1,352)

Comprehensive income (loss)	$1,022	$(366)	$1,097	$(28)

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
	(in thousands)

Balances, January 1, 2014	$34	$30,080	$30,789	$(2,394)	$(851)	$57,658

Net income	-	-	86	-	-	86
557,621 shares issued in business combination	6	7,830	-	-	-	7,836
Stock repurchase	(1)	(330)	-	-	-	(331)
Dividends paid	-	-	(363)	-	-	(363)
ESOP compensation earned	-	28	-	67	-	95
Stock based compensation expense	-	265	-	-	-	265
Other comprehensive income	-	-	-	-	1,011	1,011

Balances, June 30, 2014	$39	$37,873	$30,512	$(2,327)	$160	$66,257

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2014	2013
	(in thousands)
OPERATING ACTIVITY
Net income	$86	$1,324
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	268	213
Provision for loan losses	-	106
ESOP compensation expense	95	56
Stock based compensation expense	265	97
Gain on sale of securities	(294)	-
Loss on disposal of assets	-	10
Loss on sale of other real estate owned	65	122
Amortization of core deposit intangible	74	-
Amortization of fair value related to loans and deposits	(235)	-
Net amortization on securities	700	450
Deferred income tax (benefit) expense	(75)	377
Net gain on mortgage banking activities	(220)	(366)
Origination of loans held for sale	(3,061)	(4,099)
Proceeds from loans held for sale	3,427	4,623
Increase in cash value of life insurance	(115)	(101)
Change in asset and liabilities, net of assets and liabilities acquired:
Accrued interest receivable	185	46
Other assets	43	(220)
Accrued interest payable	116	176
Other liabilities	351	390
Net cash from operating activities	1,675	3,204

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from calls	7,265	6,895
Proceeds from maturities	120	1,124
Proceeds from sales	19,721	-
Purchases	-	(10,337)
Principal payments received	2,814	6,586
Cash paid for acquisition, net of cash acquired	1,445	-
Loan originations and principal payments on loans, net	(5,755)	3,196
Proceeds from the sale of other real estate owned		198
Purchase of office properties and equipment	(202)	(396)
Net cash from investing activities	25,408	7,266

FINANCING ACTIVITIES
Net change in deposits	(1,389)	(10,757)
Payments on Federal Home Loan Bank borrowings	(2,362)	(2,289)
Cash dividends paid	(363)	(270)
Stock repurchases	(331)	(2,082)
Net cash from financing activities	(4,445)	(15,398)

CHANGE IN CASH AND CASH EQUIVALENTS	22,638	(4,928)

Cash and cash equivalents at beginning of year	6,684	17,778

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,322	$12,850

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$892	$497
Income taxes	-	95
Stock issued for consideration paid in acquisition	$7,836	$-
Real estate acquired in settlement of loans	$292	$10

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Poage Bankshares, Inc. (the “Company”) and its wholly owned subsidiary Home Federal Savings and Loan Association (“Home Federal”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2014 and December 31, 2013 and the results of operations and cash flows for the interim periods ended June 30, 2014 and 2013. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2013 Annual Report on Form 10-KT filed with the Securities and Exchange Commission.

On October 21, 2013, the Company and Home Federal entered into an Agreement and Plan of Merger with Town Square Financial Corporation (“Town Square Financial”) and its bank subsidiary, Town Square Bank (“Town Square Bank”). On March 18, 2014 (the “Acquisition Date”), the Company and Home Federal consummated the merger transaction. Town Square Financial merged with and into the Company, with the Company as the surviving entity, and Town Square Bank merged with and into Home Federal, with Home Federal as the surviving institution. The acquisition was accounted for using the acquisition method of accounting and resulted in the preliminary recordation of Goodwill of $836,000. See additional discussion in Note 10.

The Board of Directors of Home Federal elected to amend the charter to change the institution’s name from “Home Federal Savings and Loan Association” to “Town Square Bank.” Home Federal is in the process of implementing the name change. Accordingly, for periods subsequent to the quarter ended June 30, 2014, Home Federal will operate, and be referred to in public and regulatory filings, as Town Square Bank.

NOTE 2- ACCOUNTING STANDARDS NEWLY ISSUED NOT YET EFFECTIVE

In January 2014, the FASB issued Accounting Standards Update 2014-04, "Receivables - Troubled Debt Restructuring by Creditors." This update clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The update is effective for annual and interim periods within those annual periods, beginning after December 15, 2014. We do not believe this update will have a significant impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, "Revenue from Contracts with Customers." This update is a joint project with the International Accounting Standards Board initiated to clarify the principles for recognizing revenue and to develop a common revenue standard that is meant to remove inconsistencies and weaknesses in revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, provide more useful information to users of financial statements and simplify the preparation of financial statements. The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition" and most industry-specific guidance throughout the Industry Topics of Codification. This update is effective for annual and interim periods beginning after December 15, 2016. The Company is still evaluating the expected impact on our consolidated financial statements.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at June 30, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2014
States and political subdivisions	$20,783	$745	$(27)	$21,501
U.S. Government agencies and sponsored entities	18,258	1	(601)	17,658
Government sponsored entities residential mortgage-backed:
FHLMC	15,660	179	(20)	15,819
FNMA	11,750	92	(29)	11,813
Collateralized mortgage obligations	5,265	-	(98)	5,167
Total securities	$71,716	$1,017	$(775)	$71,958

December 31, 2013
States and political subdivisions	$22,277	$484	$(238)	$22,523
U.S. Government agencies and sponsored entities	27,260	-	(1,260)	26,000
Government sponsored entities residential mortgage-backed:
FHLMC	17,390	38	(134)	17,294
FNMA	12,400	61	(118)	12,343
Collateralized mortgage obligations	3,834	-	(223)	3,611
SBA loan pools	4,190	101	-	4,291
Total securities	$87,351	$684	$(1,973)	$86,062

The proceeds from sales of securities and the associated gross gains and losses are listed below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Proceeds	$19,721	$-	$19,721	$-
Gross gains	372	-	372	-
Gross losses	(78)	-	(78)	-

The amortized cost and fair value of the securities portfolio at June 30, 2014 are shown in the following table by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	June 30,
	2014
	Amortized	Fair
	Cost	Value
Securities with contractual maturities:
One to five years	$5,626	$5,837
Five to ten years	25,554	25,312
Beyond ten years	7,861	8,010
Mortgage-backed securities and collateralized mortgage obligations	32,675	32,799
Total	$71,716	$71,958

The following table summarizes the securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

June 30, 2014
States and political subdivisions	$2,261	$(15)	$568	$(12)	$2,829	$(27)
U.S. Government agencies and sponsored entities	-	-	16,650	(601)	16,650	(601)
Government sponsored entities residential mortgage backed:
FHLMC	-	-	1,842	(20)	1,842	(20)
FNMA	2,337	(1)	986	(28)	3,323	(29)
Collateralized mortgage obligations	1,868	(24)	3,299	(74)	5,167	(98)
Total temporarily impaired	$6,466	$(40)	$23,345	$(735)	$29,811	$(775)

December 31, 2013
States and political subdivisions	$7,302	$(238)	$-	$-	$7,302	$(238)
U.S. Government agencies and sponsored entities	20,916	(844)	5,084	(416)	26,000	(1,260)
Government sponsored entities residential mortgage backed:
FHLMC	10,769	(134)	-	-	10,769	(134)
FNMA	6,479	(118)	-	-	6,479	(118)
Collateralized mortgage obligations	3,611	(223)	-	-	3,611	(223)
Total temporarily impaired	$49,077	$(1,557)	$5,084	$(416)	$54,161	$(1,973)

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

NOTE 4 – LOANS

Loans at June 30, 2014 and December 31, 2013 were as follows (in thousands):

	June 30,	December 31,
	2014	2013

Real estate:
One to four family	$174,971	$135,243
Multi-family	7,046	889
Commercial real estate	50,579	17,321
Construction and land	19,122	2,176
	251,718	155,629

Commercial and Industrial	26,097	5,641

Consumer
Home equity lines of credit	8,064	5,953
Motor vehicle	10,814	8,902
Other	6,244	2,960
	25,122	17,815

Total	302,937	179,085
Less: Net deferred loan fees	113	89
Allowance for loan losses	1,757	1,908
	$301,067	$177,088

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2014 and December 31, 2013. Accrued interest receivable and net deferred loans fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

June 30, 2014
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$-	$-	$1,559	$1,559	$-	$4,778	$246,940	$251,718
Commercial and industrial	-	-	7	7	-	556	25,541	26,097
Consumer	-	-	54	54	-	7	25,115	25,122
Unallocated	-	-	137	137	-	-	-	-

Total	$-	$-	$1,757	$1,757	$-	$5,341	$297,596	$302,937

December 31, 2013
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment:	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$-	$-	$1,818	$1,818	$-	$-	$155,629	$155,629
Commercial and industrial	-	-	8	8	-	-	5,641	5,641
Consumer	-	-	52	52	-	-	17,815	17,815
Unallocated	-	-	30	30	-	-	-	-

Total	$-	$-	$1,908	$1,908	$-	$-	$179,085	$179,085

The Company held no loans that were individually evaluated for impairment but acquired certain loans in the merger with Town Square Financial that were impaired at the time of the merger.

The following table sets forth an analysis of our allowance for loan losses for the three and six months ended June 30, 2014 and 2013 (in thousands):

Three Months Ended
June 30, 2014	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,767	$11	$41	$48	$1,867
Provision for loan losses	(109)	4	16	89	-
Loans charged-off	(116)	(8)	(7)	-	(131)
Recoveries	17	-	4	-	21
Total ending allowance balance	$1,559	$7	$54	$137	$1,757

Three Months Ended
June 30, 2013	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,858	$41	$76	$-	$1,975
Provision for loan losses	4	(2)	5	-	7
Loans charged-off	(13)	-	(3)	-	(16)
Recoveries	13	-	-	-	13
Total ending allowance balance	$1,862	$39	$78	$-	$1,979

Six Months Ended
June 30, 2014	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,818	$8	$52	$30	$1,908
Provision for loan losses	(106)	(11)	10	107	-
Loans charged-off	(172)	(8)	(12)	-	(192)
Recoveries	19	18	4	-	41
Total ending allowance balance	$1,559	$7	$54	$137	$1,757

Six Months Ended
June 30, 2013	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,876	$38	$77	$-	$1,991
Provision for loan losses	101	1	4	-	106
Loans charged-off	(165)	-	(3)	-	(168)
Recoveries	50	-	-	-	50
Total ending allowance balance	$1,862	$39	$78	$-	$1,979

As of June 30, 2014, there were $5.3 million of purchased credit impaired loans which were acquired in a business combination completed on March 18, 2014 (see Note 10). There were no impaired loans as of December 31, 2013, or during the three or six months ended June 30, 2014 and 2013.

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$1,387	$182	$810	$-
Multi-family	156	-	-	-
Commercial real estate	621	-	36	-
Construction and land	991	-	80	-
Commercial and industrial	503	-	-	-
Consumer:
Home equity loans and lines of credit	145	-	-	-
Motor vehicle	1	-	-	-
Other	35	-	-	-
Total	$3,839	$182	$926	$-

At June 30, 2014, $3.4 million of purchased credit impaired loans were non-performing loans and are included in the table above.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by class of loans. Non-accrual loans of $3.8 million as of June 30, 2014 and $926,000 at December 31, 2013 are included in the tables below and have been categorized based on their payment status (in thousands).

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
June 30, 2014
Real estate:
One to four family	$1,905	$711	$526	$3,142	$171,829	$174,971
Multi-family	-	-	156	156	6,890	7,046
Commercial real estate	217	228	187	632	49,947	50,579
Construction and land	34	13	173	220	18,902	19,122
Commercial and industrial	97	1	484	582	25,515	26,097
Consumer:
Home equity loans and lines of credit	9	-	136	145	7,919	8,064
Motor vehicle	44	26	-	70	10,744	10,814
Other	8	6	35	49	6,195	6,244
Total	$2,314	$985	$1,697	$4,996	$297,941	$302,937

At June 30, 2014, $3.0 million of purchased credit impaired loans are included in past due loans 30 days or more past due in the table above.

	30 - 59	60 - 89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
December 31, 2013
Real estate:
One to four family	$280	$11	$810	$1,101	$134,142	$135,243
Multi-family	-	-	-	-	889	889
Commercial real estate	-	-	36	36	17,285	17,321
Construction and land	41	-	80	121	2,055	2,176
Commercial and industrial	-	-	-	-	5,641	5,641
Consumer:
Home equity loans and lines of credit	17	-	-	17	5,936	5,953
Motor vehicle	15	8	-	23	8,879	8,902
Other	2	8	-	10	2,950	2,960
Total	$355	$27	$926	$1,308	$177,777	$179,085

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Not Rated

June 30, 2014
One to four family	$166,913	$4,256	$3,781	$21	$-
Multi family	7,046	-	-	-	-
Commercial Real Estate	46,873	-	3,706	-	-
Construction and land	18,087	65	921	49	-
Commercial and industrial	24,366	1,057	674	-	-
Home equity loans and lines of credit	7,868	168	28	-	-
Motor vehicle	10,775	1	38	-	-
Other	6,235	-	9	-	-
Total	$288,163	$5,547	$9,157	$70	$-

December 31, 2013
One to four family	$130,408	$3,176	$1,659	$-	$-
Multi family	889	-	-	-	-
Commercial Real Estate	16,861	-	460	-	-
Construction and land	1,668	-	508	-	-
Commercial and industrial	5,641	-	-	-	-
Home equity loans and lines of credit	5,914	33	6	-	-
Motor vehicle	8,876	5	21	-	-
Other	2,960	-	-	-	-
Total	$173,217	$3,214	$2,654	$-	$-

The Company had two troubled debt restructurings which totaled $226,000 as of June 30, 2014 and no troubled debt restructuring at December 31, 2013.

NOTE 5: FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at June 30, 2014 and December 31, 2013 were as follows: (in thousands)

	June 30,	December 31,
	2014	2013

Maturities July 2014 through June 2024, fixed rate at rates from 0.20% to 6.70%, weighted average rate of 1.10% at June 30, 2014 and 1.88% at December 31, 2013	$32,596	$19,958

Payments contractually required over the next five years are as follows (in thousands):

June 30,
2015	$25,667
2016	2,433
2017	1,950
2018	1,569
2019	858
Thereafter	119
Total	$32,596

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

Other Real Estate Owned : Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at
	June 30, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$21,501	$-	$21,501	$-
U.S. Government agencies and sponsored entities	17,658	-	17,658	-
Mortgage backed securities: residential	27,632	-	27,632	-
Collateralized mortgage obligations	5,167	-	5,167	-
Total securities	$71,958	$-	$71,958	$-

	Fair Value Measurements at
	December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$22,523	$-	$22,523	$-
U.S. Government agencies and sponsored entities	26,000	-	26,000	-
Mortgage backed securities: residential	29,637	-	29,637	-
Collateralized mortgage obligations	3,611	-	3,611	-
SBA loan pools	4,291	-	4,291	-
Total securities	$86,062	$-	$86,062	$-

For the periods ended June 30, 2014 and December 31, 2013, there were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		June 30, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned
One to four family, net	$78	$-	$-	$78
Commercial Real Estate, net	233	-	-	233

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned
One to four family, net	$6	$-	$-	$6
Commercial Real Estate, net	290	-	-	290

Commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Appraisals for real estate properties classified as other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Home Federal’s management. The appraisal values are discounted to allow for selling expenses and fees, and the discounts range from 5% to 10%.

At June 30, 2014, other real estate owned recorded at fair value had a net carrying amount of $311,000 made up of the outstanding balance of $454,000 net of a valuation allowance of $143,000, which resulted in a write-down of $54,000 for the six months ended June 30, 2014. At December 31, 2013, other real estate owned recorded at fair value had a net carrying amount of $296,000 made up of the outstanding balance of $454,000, net of a valuation allowance of $158,000. At June 30, 2013, other real estate owned recorded at fair value had a net carrying amount of $326,000 made up of the outstanding balance of $455,000 net of a valuation allowance of $129,000, which resulted in a write-down of $50,000 for the six months ended June 30, 2013.

The carrying amounts and estimated fair values of financial instruments at June 30, 2014 and December 31, 2013 are as follows (in thousands):

	Carrying	Fair Value Measurements
June 30, 2014	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$29,322	$29,322	$-	$-	$29,322
Securities	71,958	-	71,958	-	71,958
Restricted stock	2,921	N/A	N/A	N/A	N/A
Loans held for sale	161	-	164	-	164
Loans, net	301,067	-	-	311,604	311,604
Accrued interest receivable	1,421	-	371	1,050	1,421

Financial liabilities
Deposits	$325,079	$157,299	$171,139	$-	$328,438
Federal Home Loan Bank advances	32,596	16,000	16,667	-	32,667
Other Borrowings	2,649		2,649		2,649
Accrued interest payable	179	-	179	-	179

	Carrying	Fair Value Measurements
December 31, 2013	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$6,684	$6,684	$-	$-	$6,684
Securities	86,062	-	86,062	-	86,062
Restricted stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	307	-	314	-	314
Loans, net	177,088	-	-	188,666	188,666
Accrued interest receivable	1,126	-	471	655	1,126

Financial liabilities
Deposits	$209,440	$87,733	$122,594	$-	$210,329
Federal Home Loan Bank advances	19,958	-	20,044	-	20,044
Accrued interest payable	33	-	33	-	33

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents:

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Restricted Stock:

It is not practical to determine the fair value of FHLB and Bankers Bank of Kentucky stock due to restrictions placed on its transferability.

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

There were no contributions to the ESOP for the six months ended June 30, 2014 or 2013.

Shares held by the ESOP at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
Allocated to participants	30,022	30,351
Released, but unallocated	6,744	-
Unearned	232,697	239,439
Total ESOP shares	269,463	269,790
Fair value of unearned shares (in thousands)	$3,482	$3,355

NOTE 8 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three and six months ended June 30, 2014 and 2013, were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Basic
Net income	$511	$878	$86	$1,324
Less: Net earnings allocated to participating securities	18	-	3	-
Net income allocated to common shareholders	493	878	83	1,324

Weighted average common shares outstanding	3,897,688	3,250,934	3,664,046	3,298,962
Less: Average unallocated ESOP shares	(239,439)	(252,928)	(239,439)	(252,928)
Average participating shares	(106,273)	-	(120,505)	-
Average shares	3,551,976	2,998,006	3,304,102	3,046,034

Basic earnings per common share	$0.14	$0.29	$0.03	$0.43

Diluted
Net income allocated for common shareholders	$493	$878	$83	$1,324

Weighted average common shares outstanding for basic earnings per common share	3,551,976	2,998,006	3,304,102	3,046,034
Add: Dilutive effects of assumed exercises of stock options	-	-	-	-

Average shares and dilutive potential common shares	3,551,976	2,998,006	3,304,102	3,046,034

Diluted earnings per common share	$0.14	$0.29	$0.03	$0.43

There were no potentially dilutive securities outstanding at June 30, 2014 or 2013. Stock options of 320,000 shares of common stock were not considered in computing diluted earnings per common share for 2014 or 2013 because they were antidilutive.

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

On April 16, 2013, the compensation committee of the board of directors approved the issuance of 134,895 shares of restricted stock to its directors and officers. In addition, on May 10, 2013, the compensation committee of the board of directors approved the issuance of 300,000 stock options to its directors and officers. An additional 20,000 stock option shares were issued on March 19, 2014 as a result of the acquisition of Town Square Financial Corporation by Poage Bankshares, Inc. All stock options and restricted stock awards vest ratably over five years. Stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

The following table summarizes stock option activity for the six months ended June 30, 2014:

		Exercise
	Options	Price
Outstanding - December 31, 2013	300,000	$14.86 - $15.00
Granted	20,000	$14.07
Exercised	-	-
Forfeited	(18,450)	-
Outstanding - June 30, 2014	301,550	$14.07 - $15.00

Fully vested and exercisable at June 30, 2014	55,950	-
Fully vested and exercisable at December 31, 2013	-	-
Expected to vest in future periods	245,600	-

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

Six months ended
June 30, 2014

Risk-free interest rate	2.16%
Expected dividend yield	1.42%
Expected stock volatility	11.79
Expected life (years)	7
Weighted average fair value of options granted	$1.88

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. 55,950 options were vested during the six months ended June 30, 2014. Stock-based compensation expense for stock options included in salaries and benefits for the three and six months ended June 30, 2014 was $32,000 and $61,000, respectively. Stock-based compensation expense for vested and non-vested stock options for the three and six months ended June 30, 2013 was $13,000 and $13,000, respectively. Total unrecognized compensation cost related to vested and non-vested stock options was $470,000 at June 30, 2014 and, $535,000 at December 31, 2013 and is expected to be recognized over a period of 4-5 years.

The following table summarizes non-vested restricted stock activity for the six months ended June 30, 2014:

Balance - December 31, 2013	134,895

Granted	-
Forfeited	-
Vested	(34,271)
Balance - June 30, 2014	100,624

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three and six months ended June 30, 2014 was $102,000 and $204,000, respectively. Stock-based compensation expense for the vested and non-vested restricted stock for the three and six months ended June 30, 2013 was $84,000 and $84,000, respectively. Unrecognized compensation expense for vested and non-vested restricted stock awards was $1,547,000 at June 30, 2014 and is expected to be recognized over a weighted-average period of 4-4.5 years.

NOTE 10 – BANK ACQUISITION

On March 18, 2014, the Company acquired Town Square Financial, the bank holding company for Town Square Bank in exchange for cash and common shares of the Company’s stock. Concurrent with the Company’s acquisition, Town Square Bank merged with and into Home Federal, with Home Federal as the surviving institution. Under the terms of the Merger Agreement, 55% of the outstanding shares of Town Square Financial common stock were converted into 2.3289 shares of Poage common stock for each share of Town Square Financial common stock. Each of the remaining 45% of the outstanding shares of Town Square Financial common stock was exchanged for $33.86 in cash. Town Square Financial shareholders received approximately 557,621 shares of Company common stock and an aggregate of $6.6 million in cash. Town Square Financial was a registered bank holding company engaged in commercial banking and financial services through its wholly owned subsidiary, Town Square Bank, a Kentucky chartered bank headquartered in Ashland, Kentucky.

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

The Board of Directors of Home Federal elected to amend the charter to change the institution’s name from “Home Federal Savings and Loan Association” to “Town Square Bank.” Home Federal is in the process of implementing the name change. Accordingly, for periods subsequent to the quarter ended June 30, 2014, Home Federal will operate, and be referred to in public and regulatory filings, as Town Square Bank.

Acquisition costs of $1.5 million are included in the Company’s consolidated statement of operations for the six months ended June 30, 2014. The Company has determined that the acquisition constitutes a business combination as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values as required by the accounting guidance. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements.

In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events which are highly subjective in nature and are subject to change. The assets acquired and liabilities assumed in the transaction are presented at estimated fair value on the acquisition date. These fair value estimates are considered preliminary, and are subject to change as additional information relative to acquisition date fair values becomes available. The Company has contracted with a third party service provider to assist management in analyzing and determining fair value of net assets acquired in the acquisition.  The Company has not received the final report from the third party service provider; therefore, we have not yet completed our evaluation of fair values.

Goodwill of $836,000 arising from the acquisition is attributable to significant operating scale and strong competitive positioning within the Kentucky market. The goodwill is not tax deductible. For United States federal income tax purposes, the acquisition qualified as a reorganization with the meaning of Section 368(a) of the Internal Revenue Code, which means, in general for United States federal income tax purposes, no gain or loss will be recognized by Poage Bankshares or Town Square Financial as a result of the acquisition. The following table summarizes the consideration paid and the amount of assets acquired and liabilities assumed recognized at the acquisition date.

(in thousands)	March 18, 2014

Consideration
Stock Consideration	$7,836
Cash	6,635
Fair Value of Total Consideration Transferred	$14,471

Recognized amounts of identifiable assets acquired and liabilities assumed
Assets acquired
Cash and due from banks	$3,484
Federal funds sold	4,596
Securities available for sale	14,691
Restricted stock	968
Loans	118,303
Premises and equipment, net	2,349
Accrued interest receivable	480
Prepaid expenses and other assets	290
Deferred federal income taxes	1,743
Core deposit intangible	1,734
Total assets acquired	$148,638

Fair value of liabilities assumed
Deposits	117,050
Subordinated debenture and FHLB advances	17,649
Accrued interest payable	30
Other liabilities	274
Total liabilities assumed	135,003
Total identifiable net assets	$13,635
Goodwill	$836

Acquired loans have a contractual balance of approximately $124,699,000 and the preliminary analysis results in expected cash flows totaling $121,227,000 and an estimated fair value of $118,257,000.

The following table presents pro forma information as if the acquisition had occurred at the beginning of the earliest period presented. The pro forma information includes adjustments for interest income and expense on interest earning assets and interest bearing liabilities as well as amortization of core deposit intangible and the related income tax effects. Other adjustments are not anticipated to have a material impact on the pro forma information. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2014	2013	2014	2013

Net Interest Income	$4,287	$4,149	$8,486	$8,250

Net Income	$511	$1,254	$283	$2,209

Basic and diluted earnings per share	$0.14	$0.42	$0.09	$0.73

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the three and six months ended June 30, 2014.

	Unrealized Gains and Losses on Available-for-Sale Securities
(in thousands)	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Beginning balance	$(351)	$(851)

Other comprehensive income (net of tax) before reclassification	705	1,205

Amounts reclassified from accumulated to other comprehensive income for gains on sale of securities, net of tax expense of $100	(194)	(194)

Net current period other comprehensive income	511	1,011

Ending Balance	$160	$160

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

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;
•	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
•	significant increases in our loan losses, particularly with respect to loans originated by Town Square Bank prior to the acquisition, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;
•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
•	our ability to successfully enhance internal controls;
•	our businesses may not be combined successfully, or such combination may take longer to accomplish than expected;
•	the growth opportunities and cost savings from the acquisition of Town Square Financial Corporation and Town Square Bank may not be fully realized or may take longer to realize than expected;
•	our ability to manage increased expenses following the acquisition of Town Square Financial Corporation and Town Square Bank, including salary and employee benefit expenses and occupation expenses;
•	operating costs, customer losses and business disruption following the acquisition of Town Square Financial Corporation and Town Square Bank, including adverse effects of relationships with employees, may be greater than expected;
•	competition among depository and other financial institutions;
•	our success in increasing our originations of adjustable-rate mortgage loans;
•	our success in increasing our commercial business, commercial real estate and multi-family lending;
•	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending, including as a result of the acquisition of Town Square Financial Corporation and Town Square Bank;
•	our success in introducing new financial products;
•	our ability to attract and maintain deposits, including former depositors of Town Square Bank;
•	decreases in our asset quality;
•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;
•	changes in consumer spending, borrowing and savings habits;
•	further declines in the yield on our assets resulting from the current low interest rate environment;
•	risks related to a high concentration of loans secured by real estate located in our market area;
•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;
•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans;
•	loan delinquencies and changes in the underlying cash flows of our borrowers; and
•	changes in the financial condition or future prospects of issues of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

The only change to the critical accounting policies disclosed in Poage, Bankshares, Inc.’s Annual Report on Form 10-KT, as filed with the Securities and Exchange Commission on March 28, 2014, is the Company accounted for the acquisition of Town Square Financial Corporation in accordance with the acquisition method as outlined in ASC Topic 805, Business Combinations. The acquisition method requires: a) identification of the entity that obtains control of the acquired; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed at fair value; and d) recognition and measurement of goodwill or bargain purchase gain.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Assets: At June 30, 2014, the Company’s assets totaled $ 429.5 million, an increase of $140.3 million, or 48.5% from $289.2 million at December 31, 2013. The increase was attributed primarily to the acquisition of Town Square Financial Corporation. See Footnote 10 under “Item 1: Financial Information.”

Cash and Cash equivalents increased by $22.6 million, or 337.3% to $29.3 million at June 30, 2014 from $6.7 million at December 31, 2013, primarily due to the acquisition of Town Square Financial Corporation and the sale of $19.7 million in available for sale securities.

Loans held for sale decreased $146,000, or 47.6%, to $161,000 at June 30, 2014 from $307,000 at December 31, 2013.

Loans receivable, net, increased $124.0 million, or 70.0%, to $301.1 million at June 30, 2014 from $177.1 million at December 31, 2013. Non-performing loans increased $3.1 million, or 334.8%, from $926,000 at December 31, 2013 to $4.1 million at June 30, 2014. These increases were primarily due to the acquisition of Town Square Financial Corporation.

Securities available for sale decreased by $14.1 million, or 16.4%, to $72.0 million at June 30, 2014 from $86.1 million at December 31, 2013. This decrease is due to $29.9 million in sales, calls, regular maturities and principal payments partially offset by an increase of securities totaling $14.7 million attributable to the acquisition of Town Square Financial Corporation.

Deposits increased $115.6 million, or 55.2%, to $325.0 million at June 30, 2014 from $209.4 million at December 31, 2013. The increase was primarily attributable to the acquisition of Town Square Financial Corporation.

Federal Home Loan Bank advances increased $12.6 million, or 63.0%, to $32.6 million at June 30, 2014 from $20.0 million at December 31, 2013. This increase in borrowings was primarily due to the acquisition of Town Square Financial Corporation partially offset by regular principal payments and maturities.

Other borrowings increased by $2.6 million to $2.6 million at June 30, 2014 from $0 at December 31, 2013 as a result of the assumption of $4.0 million of subordinated debt assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of 4,124 trust preferred securities with a liquidation amount of $1,000 per security. The subordinated debt of $2.6 million is shown as a liability because the Company is not considered the primary beneficiary of the Trust. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.06% at June 30, 2014.

Total shareholders’ equity increased by $8.6 million to $66.3 million at June 30, 2014, compared to $57.7 million at December 31, 2013. The increase resulted primarily from the issuance of common stock to acquire Town Square Financial Corporation of $8.7 million and an increase in other comprehensive income of $1.0 million, net income of $86,000 for the six months ended June 30, 2014, offset by the payment of cash dividends totaling $363,000 and repurchase of stock totaling $331,000.

Average Balance and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income. Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality.

The average balance, interest and dividends paid and received, and yield/cost of assets and liabilities include assets and liabilities acquired through the Town Square acquisition. Because the Town Square acquisition was consummated on March 18, 2014, the information for the three months ended June 30, 2014 reflects the accretive benefits and costs from the transaction, but the information for the six months ended June 30, 2014 only partially reflects the benefits and costs from the transactions.

	For the Three Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$304,264	$4,275	5.62%	$174,305	$2,407	5.52%
Investment securities	87,234	534	2.45%	94,466	464	1.96%
FHLB stock	2,681	27	4.03%	1,953	21	4.30%
Other interest-earning assets	13,251	7	0.21%	11,272	7	0.25%
Total interest-earning assets	407,430	4,843	4.75%	281,996	2,899	4.11%

Noninterest-earning assets	26,476			25,825
Total assets	433,906			307,821

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	123,754	52	0.17%	88,601	35	0.16%
Certificates of deposit	165,651	387	0.93%	133,141	387	1.16%
Total interest bearing deposits	289,405	439	0.61%	221,742	422	0.76%

Other Borrowings	36,623	117	1.28%	17,486	110	2.52%
Total interest bearing liabilities	326,028	556	0.68%	239,228	532	0.89%

Non-interest bearing liabilities:
Non-interest bearing deposits	38,723			5,909
Accrued interest payable	157			180
Other liabilities	3,080			3,433
Total non-interest bearing liabilities	41,960			9,522
Total liabilities	367,988			248,750

Total equity	65,918			59,071
Total liabilities and equity	$433,906			$307,821

Net interest income		$4,287			$2,367
Interest rate spread			4.07%			3.22%
Net interest margin			4.21%			3.36%
Average interest-earning assets to average interest-bearing liabilities		111.62%			117.88%

	For the Six Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$250,364	$6,844	5.47%	$175,010	$4,853	5.55%
Investment securities	85,122	1,050	2.47%	95,732	931	1.95%
FHLB stock	2,387	49	4.11%	1,950	42	4.31%
Other interest-earning assets	11,857	11	0.19%	15,357	16	0.21%
Total interest-earning assets	349,730	7,954	4.55%	288,049	5,842	4.06%

Noninterest-earning assets	23,571			21,441
Total assets	373,301			309,489

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	112,024	90	0.16%	87,399	84	0.19%
Certificates of deposit	140,389	707	1.01%	136,369	816	1.20%
Total interest bearing deposits	252,413	797	0.63%	223,768	900	0.80%

Other Borrowings	30,685	211	1.38%	16,661	227	2.72%
Total interest bearing liabilities	283,097	1,008	0.71%	240,429	1,127	0.94%

Non-interest bearing liabilities:
Non-interest bearing deposits	25,192			6,643
Accrued interest payable	151			172
Other liabilities	2,903			3,237
Total non-interest bearing liabilities	28,246			10,052
Total liabilities	311,343			250,481

Total equity	61,958			59,009
Total liabilities and equity	$373,301			$309,489

Net interest income		$6,946			$4,715
Interest rate spread			3.84%			3.12%
Net interest margin			3.97%			3.27%
Average interest-earning assets to average interest-bearing liabilities		123.54%			119.81%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At June 30, 2014, we had $32.6 million in advances from the Federal Home Loan Bank of Cincinnati, of which $15.0 million were assumed in the acquisition of Town Square Financial, and an additional borrowing capacity of $79.8 million.

Home Federal is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on Home Federal and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, Home Federal must meet specific capital guidelines involving quantitative measures of Home Federal's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

Home Federal's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Home Federal to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).

As of June 30, 2014, based on the most recent notification from the OCC, Home Federal was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed Home Federal’s prompt corrective action category.

Actual and required capital amounts (in thousands) and ratios for Home Federal are presented below at June 30, 2014 and December 31, 2013:

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2014:
Total Risk-Based Capital
(to Risk-weighted Assets)	$64,701	24.47%	$21,151	8.00%	$26,439	10.00%
Tier I Capital
(to Risk-weighted Assets)	62,922	23.80%	10,576	4.00%	15,863	6.00%
Tier I Capital
(to Adjusted Total Assets)	62,922	14.74%	17,078	4.00%	21,348	5.00%

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Risk-Based Capital
(to Risk-weighted Assets)	$48,796	32.12%	$12,155	8.00%	$15,194	10.00%
Tier I Capital
(to Risk-weighted Assets)	$46,896	30.87%	$6,077	4.00%	$9,116	6.00%
Tier I Capital
(to Adjusted Total Assets)	$46,896	16.16%	$11,609	4.00%	$14,511	5.00%

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

Comparison of Operating Results for the Three and Six Months Ended June 30, 2014 and June 30, 2013

General. Net income decreased $367,000 to $511,000 for the three months ended June 30, 2014 from $878,000 for the three months ended June 30, 2013. The decrease in net income reflected an increase in net interest income of $1.9 million to $4.3 million for the three months ended June 30, 2014 from $2.4 million for the three months ended June 30, 2013, offset by an increase in non-interest expense of $2.2 million to $4.4 million for the three months ended June 30, 2014 from $2.2 million for the three months ended June 30, 2013 and a decrease in non-interest income of $217,000 to $878,000 for the three months ended June 30, 2014 from $1.1 million for the three months ended June 30, 2013.

Net income decreased $1.2 million to $86,000 for the six months ended June 30, 2014 from $1.3 million for the six months ended June 30, 2013. The decrease in net income reflected an increase in net interest income of $2.2 million to $6.9 million for the six months ended June 30, 2014 from $4.7 million for the six months ended June 30, 2013, offset by an increase in non-interest expense of $3.8 million to $8.0 million for the six months ended June 30, 2014 from $4.2 million for the six months ended June 30, 2013 and a decrease in non-interest income of $297,000 to $1.2 million for the six months ended June 30, 2014 from $1.5 million for the six months ended June 30, 2013.

The increase in non-interest expenses is primarily attributable to the $877,000 expense related to the termination of Town Square Financial’s data processing agreement, as well as increases in salaries and employee benefits, occupancy and equipment expense and professional fees resulting from the Town Square acquisition and our efforts to oppose stockholder nominations.

Income Calculated to Eliminate Certain Expenses Specific to the Merger. The following table provides a reconciliation of net income for the six months ended June 30, 2014 in accordance with U.S. generally accepted accounting principles (“GAAP”) and what net income would have been without certain merger related and proxy contest related expenses:

Net Income	$86
Adjustment for certain expenses specific to the merger:
Data Processing Termination Fee	877
Merger related professional fees	588
Professional fees related to a proxy contest	217
1,682
Tax effect of adjustments for certain expenses specific to this merger	(690)
Adjustment net of tax	992
Adjusted Net Income	$1,078

NON-GAAP FINANCIAL MEASURES

The foregoing discussion in the section captioned “Income Calculated to Eliminate Certain Expenses Specific to the Merger” contains certain non-GAAP financial measures in addition to results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). These non-GAAP measures provide supplemental perspectives on operating results, performance trends, and financial condition. They are not a substitute for GAAP measures and should be read and used in conjunction with the Company's financial statements and notes included in this quarterly report on Form 10-Q, which were prepared in accordance with GAAP. In all cases, it should be understood that non-GAAP measures do not depict amounts that accrue directly to the benefit of shareholders. The Company's non-GAAP measure of adjusted net income is intended to reflect the Company's net income for the six months ended June 30, 2014 based on the assumption that certain merger related expenses and expenses related to the Company’s opposition of a stockholder nomination were not incurred during the six months ended June 30, 2014. Charges related to the merger transaction consist primarily of a data processing termination fee and professional fees and charges related to the Company’s opposition of a stockholder nomination consist primarily of professional fees.

Interest Income. Interest income increased $1.9 million, or 65.5% to $4.8 million for the three months ended June 30, 2014 from $2.9 million for the three months ended June 30, 2013 due to an increase in loans.

Interest income increased $2.1 million, or 35.2% to $8.0 million for the six months ended June 30, 2014 from $5.8 million for the six months ended June 30, 2013.

Interest income on loans increased $1.9 million, or 79.2%, to $4.3 million for the three months ended June 30, 2014 from $2.4 million for the three months ended June 30, 2013. The average yields on loans increased 10 basis points to 5.62% for the three months ended June 30, 2014, compared to 5.52% for the three months ended June 30, 2013. The increase in the average balance of loans increased to $304.3 million for the three months ended June 30, 2014 from $174.3 million for the three months ended June 30, 2013. The increase in interest income is attributable to the acquisition of Town Square Financial Corporation on March 18, 2014. Interest income on investment securities increased $70,000, or 15.1%, to $534,000 for the three months ended June 30, 2014 from $464,000 for the three months ended June 30, 2013 despite the decrease in the average balance of such securities to $87.2 million at June 30, 2014 from $94.5 million at June 30, 2013. The average balance decreased due to the sale of securities in the three months ended June 30, 2014. The average yield on securities increased 49 basis points to 2.45% for the three months ended June 30, 2014, compared to 1.96% for the three months ended June 30, 2013.

Interest income on loans increased $1.9 million, or 38.8%, to $6.8 million for the six months ended June 30, 2014 from $4.9 million for the six months ended June 30, 2013. The increase in interest income is attributable to the acquisition of Town Square Financial Corporation on March 18, 2014. The average yields on loans decreased by 8 basis points to 5.47% for the six months ended June 30, 2014, compared to 5.55% for the six months ended June 30, 2013. Interest income on investment securities increased $119,000, or 12.8%, to $1.1 million for the six months ended June 30, 2014 from $931,000 for the six months ended June 30, 2013, despite the decrease in the average balance of such securities to $85.1 million at June 30, 2014 from $95.7 million at June 30, 2013. The average balance decreased due to the sale of securities in the three months ended June 30, 2014. The average yield on securities increased 53 basis points to 2.47% for the six months ended June 30, 2014, compared to 1.95% for the six months ended June 30, 2013.

Interest Expense. Interest expense increased $24,000, or 4.5%, to $556,000 for the three months ended June 30, 2014 from $532,000 for the three months ended June 30, 2013. The increase reflected an increase in the average balance of deposits from $221.7 million for the three months ended June 30, 2013 to $328.4 million for the three months ended June 30, 2014, offset by a decrease of 23 basis points in the average interest rate paid on deposits to 0.53% from 0.76% for the same periods. Interest expense on Federal Home Loan Bank Advances and other borrowings increased $7,000, or 6.4%, to $117,000 for the three months ended June 30, 2014 from $110,000 for the three months ended June 30, 2013. This increase was due to an increase of $19.1 million in the average balance of these borrowings, offset by a 124 basis point decrease in the average rate paid on these borrowings from 2.52% to 1.28%. The increase is attributable to the acquisition of Town Square Financial Corporation on March 18, 2014.

Interest expense decreased $119,000, or 10.6%, to $1.0 million for the six months ended June 30, 2014 from $1.1 million for the six months ended June 30, 2013. The decrease reflected a decrease in the average interest rate paid on deposits to 0.63% for the six months end June 30, 2014 from 0.80% for the six months ended June 30, 2013, offset by an increase in the average balance of deposits from $223.8 million to $252.4 million for the same periods. Interest expense on Federal Home Loan Bank Advances and other borrowings decreased $16,000, or 7.1%, to $211,000 for the six months ended June 30, 2014 from $227,000 for the six months ended June 30, 2013. This decrease was due to a 134 basis point decrease in the average rate paid on these borrowings despite an increase of $14.0 million in the average balance for the same period of these borrowings. The increase is attributable to the acquisition of Town Square Financial Corporation on March 18, 2014.

Interest expense on certificates of deposit was $387,000 for the three months ended June 30, 2014 and for the three months ended June 30, 2013. Despite the increase in the average balance on certificates to $165.7 million from $133.1 million, the average rate paid on certificates of deposits decreased to 0.93% for the three months ended June 30, 2014 from 1.16% for the three months ended June 30, 2013. Interest expense on money market deposits, savings, and NOW and demand deposits increased $17,000, or 50.0%, to $52,000 for the three months ended June 30, 2014 from $35,000 for the three months ended June 30, 2013. The increase was due to an increase in the average balance on money market deposits, savings, and NOW and deposits to $123.8 from $88.6 for the same periods. The increase in deposits is attributable to the acquisition of Town Square Financial Corporation.

Interest expense on certificates of deposit decreased $109,000, or 13.4%, to $707,000 for the six months ended June 30, 2014 from $816,000 for the six months ended June 30, 2013. This decrease reflected a decrease of 19 basis points in the average rate paid on certificates of deposits to 1.01% for the six months ended June 30, 2014 from 1.20% for the six months ended June 30, 2013, offset by an increase in the average balance of such certificates to $140.4 million from $136.4 million. Interest expense on money market deposits, savings, and NOW and demand deposits increased $6,000, or 7.1%, to $90,000 for the six months ended June 30, 2014 from $84,000 for the six months ended June 30, 2013. The increase was due to an increase in the average balance on the NOW and demand deposits as well as savings and money market accounts to $112.0 million from $87.4 million for the six months ended June 30, 2014 from, offset by a decrease of 3 basis points in average rates paid on such deposits for the six months ended June 30, 2014 from 0.16% to 0.19%.

Net Interest Income. Net interest income increased $1.9 million, or 79.2%, to $4.3 million for the three months ended June 30, 2014 from $2.4 million for the three months ended June 30, 2013. The interest rate spread increased to 4.15% from 3.22%, offset by a slight decrease in the ratio of our average interest earning assets to average interest bearing liabilities to 111.6% from 117.9%. Our net interest margin increased to 4.21% from 3.36%. The increase in our interest rate spread and net interest margin for the three months ended June 30, 2014 increased due to the higher yields on loan and securities assumed in the acquisition of Town Square Financial Corporation.

Net interest income increased $2.2 million, or 46.8%, to $6.9 million for the six months ended June 30, 2014 from $4.7 million for the six months ended June 30, 2013. The interest rate spread increased to 3.84% from 3.12%, combined with a slight increase in the ratio of our average interest earning assets to average interest bearing liabilities to 123.5% from 119.8%. Our net interest margin increased to 3.97% from 3.27%. The increase in our interest rate spread and net interest margin for the six months ended June 30, 2014 increased due to the higher yields on loan and securities assumed in the acquisition of Town Square Financial Corporation.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended June 30, 2014 and $7,000 for the three months ended June 30, 2013. We recorded no provision for loan losses for the six months ended June 30, 2014 and $106,000 for the six months ended June 30, 2013. The provisions for each period were based on management’s quarterly calculations and reflect the minimal levels of nonperforming loans and charge-offs during the periods.

Noninterest Income. Noninterest income decreased $217,000, or 19.73%, to $878,000 for the three months ended June 30, 2014 from $1.1 million for the three months ended June 30, 2013. The decrease in noninterest income was primarily attributable to an insurance recovery of $753,000 for the three months ended June 30, 2013, offset by an increase on gains on sales of securities of $294,000 for the three months ended June 30, 2014, and an increase in service charges on deposits of $266,000, or 200%, to $399,000 for the three months ended June 30, 2014 from $133,000 for the three months ended June 30, 2013. The increase in service charge income reflects the monthly account service fees, overdraft charges and cardholder activity fees collected on deposit accounts attributable to the acquisition of Town Square Financial Corporation.

Noninterest income decreased $297,000 or 1.98%, to $1.2 million for the six months ended June 30, 2014 from $1.5 million for the six months ended June 30, 2013. The decrease in noninterest income was primarily attributable to an insurance recovery of $753,000 for the six months ended June 30, 2013, offset by an increase on gains on sales of securities of $294,000 for the six months ended June 30, 2014, and an increase in service charges on deposits of $291,000 or 111.1%, to $553,000 for the six months ended June 30, 2014 from $262,000 for the six months ended June 30, 2013. The increase in service charge income reflects the monthly account service fees, overdraft charges and cardholder activity fees collected on deposit accounts attributable to the acquisition of Town Square Financial Corporation.

Noninterest Expense. Noninterest expense increased $2.2 million, or 100.0%, to $4.4 million for the three months ended June 30, 2014 from $2.2 million for the three months ended June 30, 2013. This increase was due largely to an increase in salaries and employee benefits primarily attributable to an increase in the number of employees due to the acquisition of Town Square Financial Corporation, as well as the expense related to the grants of options and stock awards under our stock based compensation plans established in April and May of 2013, an increase in professional fees related to the acquisition of Town Square Financial Corporation and a proxy contest conducted by a dissident stockholder. Other noninterest expense includes loan processing and collection expenses and the amortization of intangibles attributable to the acquisition of Town Square Financial Corporation, in addition to, the introduction of an employee sales training program and the purchase of customer statements and envelops necessary until the data processing conversion on June 6, 2014.

Noninterest expense increased $3.8 million, or 90.5%, to $8.0 million for the six months ended June 30, 2014 from $4.2 million for the six months ended June 30, 2013. This increase was due largely to an increase in salaries and employee benefits primarily attributable to an increase in the number of employees due to the acquisition of Town Square Financial Corporation, as well as the expense related to the grants of options and stock awards under our stock based compensation plans established in April and May of 2013, an increase in salaries and employee benefits, occupancy and equipment expense and professional fees related to the acquisition of Town Square Financial Corporation and a proxy contest conducted by a dissident stockholder, and the data processing termination fee of $877,000 associated with the Town Square acquisition. Other noninterest expense includes loan processing and collection expenses and the amortization of intangibles to the acquisition of Town Square Financial Corporation, in addition to, the introduction of an employee sales training program and the purchase of customer statements and envelops necessary until the data processing conversion on June 6, 2014.

Income Tax Expense. The provision for income taxes was $212,000 for the three months ended June 30, 2014, compared to $406,000 for the three months ended June 30, 2013. Our effective tax rates for the three months ended June 30, 2014 and 2013 were 29.3% and 31.6%, respectively. This decrease in income tax expense and effective tax rate is due to the reduction in book income relative to in taxable income for the three months ended June 30, 2014.

The provision for income tax was $58,000 for the six months ended June 30, 2014, compared to $578,000 for the six months ended June 30, 2013. Our effective tax rates for the six months ended June 30, 2014 and 2013 were 40.3% and 30.4%, respectively. This decrease in income tax expense is due the reduction in book income for the six months ended June 30, 2014 and increase in effective tax rate is due an increase in nondeductible noninterest expenses related to the acquisition of Town Square Financial Corporation.

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

During the quarter ended June 30, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Poage Bankshares, Inc.

Date: August 14, 2014

/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President & Chief Executive Officer

/s/ Jane Gilkerson
Jane Gilkerson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
number	Description

31.1	Certification of R. E. Coffman, Jr., President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Jane Gilkerson, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of R. E. Coffman, Jr., President and Chief Executive Officer, and Jane Gilkerson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Other Comprehensive Income (Loss), (iv) Unaudited Consolidated Statement of Shareholders’ Equity, (v) Unaudited Consolidated Statement of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

