Form 10-Q
period 2014-09-30
Poage Bankshares, Inc.
filed 2014-11-14
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

As of November 14, 2014, 3,881,917 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

1

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(in thousands)
ASSETS
Cash and due from financial institutions	$17,289	$6,684
Securities available for sale	68,092	86,062
Loans held for sale	562	307
Loans, net of allowance of $1,783 and $1,908	298,253	177,088
Restricted stock, at cost	2,921	1,953
Other real estate owned, net	1,377	375
Premises and equipment, net	7,789	6,267
Company owned life insurance	7,100	6,936
Accrued interest receivable	1,448	1,126
Goodwill	624	-
Other intangible assets, net	1,645	-
Deferred tax asset	2,525	1,201
Other assets	2,149	1,231
Total Assets	$411,774	$289,230

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$42,110	$6,058
Interest bearing	276,080	203,382
Total deposits	318,190	209,440
Federal Home Loan Bank advances	20,598	19,958
Subordinated debenture	2,681	-
Accrued interest payable	224	33
Other liabilities	3,274	2,141
Total liabilities	344,967	231,572

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized,
3,881,917 and 3,347,263 issued and outstanding at September 30, 2014 and December 31, 2013 respectively	39	34
Additional paid-in-capital	37,811	30,080
Retained earnings	31,202	30,789
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,293)	(2,394)
Accumulated other comprehensive income (loss)	48	(851)
Total shareholders' equity	66,807	57,658
Total liabilities and shareholders' equity	$411,774	$289,230

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Interest and dividend income
Loans, including fees	$4,233	$2,373	$11,077	$7,226
Taxable securities	213	328	992	948
Tax exempt securities	120	139	391	450
Federal funds sold and other	38	25	98	83
Total Interest and Dividend Income	4,604	2,865	12,558	8,707
Interest expense
Deposits	461	395	1,258	1,295
Federal Home Loan Bank advances and other	134	98	345	325
Total Interest Expense	595	493	1,603	1,620

Net interest income	4,009	2,372	10,955	7,087

Provision for loan losses	27	-	27	106

Net interest income after provision for loan losses	3,982	2,372	10,928	6,981

Non-interest income
Recovery - fictitious loans	-	-	-	753
Service charges on deposits	342	148	895	410
Other service charges	11	4	24	19
Net gains on mortgage banking activity	213	174	433	540
Net gains on sales of securities	-	22	294	22
Income from company owned life insurance	49	48	164	149
Other	6	5	14	8
Total Non-Interest Income	621	401	1,824	1,901

Non-interest expense
Salaries and employee benefits	1,933	1,169	5,460	3,207
Occupancy and equipment	450	265	1,224	769
Data processing	410	177	1,103	552
Federal deposit insurance	64	38	151	127
Loan processing and collection	71	35	192	103
Foreclosed assets, net	11	52	99	214
Advertising	55	29	147	123
Professional fees	208	248	1,060	561
Other taxes	59	63	177	189
Early termination fee	-	-	877	-
Other	170	155	946	593
Total Non-Interest Expense	3,431	2,231	11,436	6,438

Income before income taxes	1,172	542	1,316	2,444

Income tax expense	289	144	347	722

Net income	$883	$398	$969	$1,722
Earnings per share:
Basic	$0.24	$0.12	$0.28	$0.56
Diluted	$0.24	$0.12	$0.28	$0.56
Dividend per share	$0.05	$0.04	$0.15	$0.12

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)

Net income	$883	$398	$969	$1,722

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(170)	(1,266)	1,656	(3,314)
Reclassification adjustments for (gains) losses included in net income		(22)	(294)	(22)
Net unrealized holding gains (losses) on available for sale securities	(170)	(1,288)	1,362	(3,336)
Tax effect	58	438	(463)	1,134
Other comprehensive income (loss):	(112)	(850)	899	(2,202)

Comprehensive income (loss)	$771	$(452)	$1,868	$(480)

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
	(in thousands)

Balances, January 1, 2014	$34	$30,080	$30,789	$(2,394)	$(851)	$57,658

Net income	-	-	969	-	-	969
557,621 shares issued in business combination, net of stock issuance costs of $212	6	7,618	-	-	-	7,624
Stock repurchase	(1)	(330)	-	-	-	(331)
Dividends paid	-	-	(556)	-	-	(556)
ESOP compensation earned	-	44	-	101	-	145
Stock based compensation expense	-	399	-	-	-	399
Other comprehensive income	-	-	-	-	899	899

Balances, September 30, 2014	$39	$37,811	$31,202	$(2,293)	$48	$66,807

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2014	2013
	(in thousands)
OPERATING ACTIVITY
Net income	$969	$1,722
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	396	320
Provision for loan losses	27	106
ESOP compensation expense	145	106
Stock based compensation expense	399	228
Gain on sale of securities	(294)	(22)
Loss on disposal of assets	-	9
Loss on sale of other real estate owned	69	183
Amortization of core deposit intangible	89	-
Accretion of fair value adjustments related to loans	(456)	-
Accretion of fair value adjustments related to deposits	(22)	-
Amortization of fair value related to subordinated debenture	32	-
Net amortization on securities	506	634
Deferred income tax (benefit) expense	16	237
Net gain on mortgage banking activities	(433)	(540)
Origination of loans held for sale	(5,844)	(8,532)
Proceeds from loans held for sale	6,022	9,103
Increase in cash value of life insurance	(164)	(149)
Change in asset and liabilities, net of assets and liabilities acquired:
Accrued interest receivable	158	11
Other assets	(175)	66
Accrued interest payable	161	235
Other liabilities	859	606
Net cash from operating activities	2,460	4,323

INVESTING ACTIVITIES
Securities available for sale:
Proceeds from calls	10,536	6,895
Proceeds from maturities	385	2,584
Proceeds from sales	19,721	4,145
Purchases	(1,379)	(14,528)
Principal payments received	4,424	9,053
Cash paid for acquisition, net of cash acquired	1,445	-
Loan originations and principal payments on loans, net	(2,932)	2,248
Proceeds from the sale of other real estate owned	114	290
Purchase of office properties and equipment	(432)	(493)
Net cash from investing activities	31,882	10,194

FINANCING ACTIVITIES
Net change in deposits	(8,278)	(17,964)
Payments on Federal Home Loan Bank borrowings	(14,360)	(3,518)
Cash dividends paid	(556)	(363)
Stock issuance costs paid	(212)	-
Stock repurchases	(331)	(2,258)
Net cash from financing activities	(23,737)	(24,103)

CHANGE IN CASH AND CASH EQUIVALENTS	10,605	(9,586)

Cash and cash equivalents at beginning of year	6,684	17,778

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,289	$8,192

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$1,442	$2,271
Income taxes	$-	$250
Stock issued for consideration paid in acquisition	$7,836	$-
Real estate acquired in settlement of loans	$322	$73
Real estate transferred from premises and equipment	$863	$-

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Poage Bankshares, Inc. (the “Company”) and its wholly owned subsidiary Town Square Bank (which was formerly operated under the name “Home Federal Savings and Loan Association”) (the “Bank”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2014 and December 31, 2013 and the results of operations and cash flows for the interim periods ended September 30, 2014 and 2013. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2013 Annual Report on Form 10-KT filed with the Securities and Exchange Commission.

On October 21, 2013, the Company and Home Federal Savings and Loan Association entered into an Agreement and Plan of Merger with Town Square Financial Corporation (“Town Square Financial”) and its bank subsidiary, Town Square Bank. On March 18, 2014 (the “Acquisition Date”), the parties consummated the merger transaction. Town Square Financial merged with and into the Company, with the Company as the surviving entity, and Town Square Bank merged with and into Home Federal Savings and Loan Association, with Home Federal Savings and Loan Association as the surviving institution. The acquisition was accounted for using the acquisition method of accounting and resulted in the preliminary recordation of goodwill of $624,000. See additional discussion in Note 10.

Subsequent to the consummation of the merger transaction, the Board of Directors of Home Federal Savings and Loan Association elected to amend the charter to change the institution’s name from “Home Federal Savings and Loan Association” to “Town Square Bank.” The name change was effective as of June 25, 2014.

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

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at September 30, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2014
States and political subdivisions	$17,155	$609	$(8)	$17,756
U.S. Government agencies and sponsored entities	18,256	-	(499)	17,757
Government sponsored entities residential mortgage-backed:
FHLMC	15,023	92	(35)	15,080
FNMA	12,631	64	(39)	12,656
Collateralized mortgage obligations	4,955	-	(112)	4,843
Total securities	$68,020	$765	$(693)	$68,092

December 31, 2013
States and political subdivisions	$22,277	$484	$(238)	$22,523
U.S. Government agencies and sponsored entities	27,260	-	(1,260)	26,000
Government sponsored entities residential mortgage-backed:
FHLMC	17,390	38	(134)	17,294
FNMA	12,400	61	(118)	12,343
Collateralized mortgage obligations	3,834	-	(223)	3,611
SBA loan pools	4,190	101	-	4,291
Total securities	$87,351	$684	$(1,973)	$86,062

The proceeds from sales of securities and the associated gross gains and losses are listed below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Proceeds	$-	$4,145	$19,721	$4,145
Gross gains	-	66	372	66
Gross losses	-	(44)	(78)	(44)

The amortized cost and fair value of the securities portfolio at September 30, 2014 are shown in the following table by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

	September 30,
	2014
	Amortized	Fair
	Cost	Value
Securities with contractual maturities:
One to five years	$6,925	$7,101
Five to ten years	20,632	20,349
Beyond ten years	7,854	8,063
Mortgage-backed securities and collateralized mortgage obligations	32,609	32,579
Total	$68,020	$68,092

The following table summarizes the securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

September 30, 2014
States and political subdivisions	$1,078	$(8)	$-	$-	$1,078	$(8)
U.S. Government agencies and sponsored entities	1,003	(3)	16,754	(496)	17,757	(499)
Government sponsored entities residential mortgage backed:
FHLMC	2,314	(3)	1,757	(32)	4,071	(35)
FNMA	5,983	(12)	951	(27)	6,934	(39)
Collateralized mortgage obligations	1,755	(26)	3,088	(86)	4,843	(112)
Total temporarily impaired	$12,133	$(52)	$22,550	$(641)	$34,683	$(693)

December 31, 2013
States and political subdivisions	$7,302	$(238)	$-	$-	$7,302	$(238)
U.S. Government agencies and sponsored entities	20,916	(844)	5,084	(416)	26,000	(1,260)
Government sponsored entities residential mortgage backed:
FHLMC	10,769	(134)	-	-	10,769	(134)
FNMA	6,479	(118)	-	-	6,479	(118)
Collateralized mortgage obligations	3,611	(223)	-	-	3,611	(223)
Total temporarily impaired	$49,077	$(1,557)	$5,084	$(416)	$54,161	$(1,973)

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

NOTE 4 – LOANS

Loans at September 30, 2014 and December 31, 2013 were as follows (in thousands):

	September 30,	December 31,
	2014	2013

Real estate:
One to four family	$175,833	$135,243
Multi-family	6,992	889
Commercial	57,552	17,321
Construction and land	8,071	2,176
	248,448	155,629

Commercial and Industrial	26,191	5,641

Consumer
Home equity lines of credit	7,885	5,953
Motor vehicle	10,495	8,902
Other	7,179	2,960
	25,559	17,815

Total	300,198	179,085
Less: Net deferred loan fees	162	89
Allowance for loan losses	1,783	1,908
	$298,253	$177,088

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2014 and December 31, 2013. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

September 30, 2014
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$-	$-	$1,623	$1,623	$217	$4,106	$244,125	$248,448
Commercial and industrial	-	-	8	8	10	540	25,641	26,191
Consumer	-	-	28	28	-	3	25,556	25,559
Unallocated	-	-	124	124	-	-	-	-
Total	$-	$-	$1,783	$1,783	$227	$4,649	$295,322	$300,198

December 31, 2013
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment:	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$-	$-	$1,818	$1,818	$-	$-	$155,629	$155,629
Commercial and industrial	-	-	8	8	-	-	5,641	5,641
Consumer	-	-	52	52	-	-	17,815	17,815
Unallocated	-	-	30	30	-	-	-	-
Total	$-	$-	$1,908	$1,908	$-	$-	$179,085	$179,085

The following table sets forth an analysis of our allowance for loan losses for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Three Months Ended		Commercial
September 30, 2014	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,562	$14	$44	$137	$1,757
Provision for loan losses	52	(13)	1	(13)	27
Loans charged-off	-	-	(19)	-	(19)
Recoveries	9	7	2	-	18

Total ending allowance balance	$1,623	$8	$28	$124	$1,783

Three Months Ended		Commercial
September 30, 2013	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,862	$39	$78	$-	$1,979
Provision for loan losses	(43)	(1)	(14)	58	-
Loans charged-off	(8)	-	7	-	(1)
Recoveries	11	-	-	-	11

Total ending allowance balance	$1,822	$38	$71	$58	$1,989

Nine months Ended		Commercial
September 30, 2014	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,818	$8	$52	$30	$1,908
Provision for loan losses	(51)	(17)	1	94	27
Loans charged-off	(172)	(8)	(31)	-	(211)
Recoveries	28	25	6	-	59

Total ending allowance balance	$1,623	$8	$28	$124	$1,783

Nine months Ended		Commercial
September 30, 2013	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,876	$38	$77	$-	$1,991
Provision for loan losses	58	-	4	58	106
Loans charged-off	(173)	-	(3)	-	(169)
Recoveries	61	-	-	-	61

Total ending allowance balance	$1,822	$38	$71	$58	$1,989

As of September 30, 2014, there were $4.7 million of purchased credit impaired loans which were acquired in the merger with Town Square Financial completed on March 18, 2014 (see Note 10). Impaired loans averaged $227,000 for the three months ended September 30, 2014 and $152,000 for the nine months ended September 30, 2014. There were no impaired loans as of December 31, 2013, or during the three or nine months ended September 30, 2013.

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$2,017	$28	$810	$-
Multi-family	-	-	-	-
Commercial real estate	265	-	36	-
Construction and land	46	-	80	-
Commercial and industrial	268	-	-	-
Consumer:
Home equity loans and lines of credit	1	-	-	-
Motor vehicle	6	-	-	-
Other	5	-	-	-
Total	$2,608	$28	$926	$-

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by class of loans. Non-accrual loans of $2.6 million as of September 30, 2014 and $926,000 at December 31, 2013 are included in the tables below and have been categorized based on their payment status (in thousands).

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	90 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
September 30, 2014
Real estate:
One to four family	$1,392	$446	$1,390	$3,228	$1,355	$171,250	$175,833
Multi-family	-	157	-	157	-	6,835	6,992
Commercial real estate	199	-	265	464	2,242	54,846	57,552
Construction and land	-	-	-	-	491	7,580	8,071
Commercial and industrial	95	-	256	351	539	25,301	26,191
Consumer:
Home equity loans and lines of credit	-	-	-	-	18	7,867	7,885
Motor vehicle	32	11	6	49	4	10,442	10,495
Other	15	9	-	24	-	7,155	7,179

Total	$1,733	$623	$1,917	$4,273	$4,649	$291,276	$300,198

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	90 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2013
Real estate:
One to four family	$280	$11	$810	$1,101	$-	$134,142	$135,243
Multi-family	-	-	-	-	-	889	889
Commercial real estate	-	-	36	36	-	17,285	17,321
Construction and land	41	-	80	121	-	2,055	2,176
Commercial and industrial	-	-	-	-	-	5,641	5,641
Consumer:
Home equity loans and lines of credit	17	-	-	17	-	5,936	5,953
Motor vehicle	15	8	-	23	-	8,879	8,902
Other	2	8	-	10	-	2,950	2,960

Total	$355	$27	$926	$1,308	$-	$177,777	$179,085

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful
September 30, 2014
One to four family	$167,473	$3,910	$4,450	$-
Multi family	6,835	-	157	-
Commercial real estate	54,520	-	3,032	-
Construction and land	7,190	-	832	49
Commercial and industrial	24,045	1,026	1,120	-
Home equity loans and lines of credit	7,834	31	20	-
Motor vehicle	10,457	13	25	-
Other	7,162	-	17	-

Total	$285,516	$4,980	$9,653	$49

December 31, 2013
One to four family	$130,408	$3,176	$1,659	$-
Multi family	889	-	-	-
Commercial real estate	16,861	-	460	-
Construction and land	1,668	-	508	-
Commercial and industrial	5,641	-	-	-
Home equity loans and lines of credit	5,914	33	6	-
Motor vehicle	8,876	5	21	-
Other	2,960	-	-	-

Total	$173,217	$3,214	$2,654	$-

The Company had two troubled debt restructurings which totaled $227,000 as of September 30, 2014 and no troubled debt restructuring at December 31, 2013.

The Company holds purchased loans without evidence of credit quality deterioration and purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. A summary of non-impaired purchased loans and credit-impaired purchased loans with the carrying amount of those loans is as follows at September 30, 2014.

	Non-impaired	Credit-impaired
	Purchased	Purchased
(in thousands)	Loans	Loans
Real estate mortgage loans:
Residential:
1-4 Family	$35,501	$1,355
Multi-family	4,241	-
Construction	1,609	-
Farm	6,443	579
Nonresidential and land	28,711	2,154
Commercial non-mortgage loans	21,065	539
Consumer loans	4,636	22

Total loans	$102,206	$4,649

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three or nine months ended September 30, 2014. There were no purchased credit impaired loans as of December 31, 2013, or during the three or nine months ended September 30, 2013.

The following table presents the composition of the acquired loans at September 30, 2014:

	Contractual	Fair Value
(in thousands)	Amount	Adjustments	Fair Value
Real estate mortgage loans:
Residential:
1-4 Family	$39,070	$(2,214)	$36,856
Multi-family	4,496	(255)	4,241
Construction	1,706	(97)	1,609
Farm	7,444	(422)	7,022
Nonresidential and land	32,719	(1,854)	30,865
Commercial non-mortgage loans	22,902	(1,298)	21,604
Consumer loans	4,938	(280)	4,658

Total loans	$113,275	$(6,420)	$106,855

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality as of September 30, 2014.

(in thousands)
Contractually-required principal and interest payments	$9,145
Non-Accretable difference	(3,763)
Accretable yield	(733)

Fair value of loans	$4,649

The Company adjusted interest income to recognize $92,000 and $177,000 for the three and nine months ended September 30, 2014 of accretable yield on credit-impaired purchased loans.

NOTE 5: FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at September 30, 2014 and December 31, 2013 were as follows: (in thousands)

	September 30,	December 31,
	2014	2013

Maturities October 2014 through September 2024, fixed rate at rates from 0.14% to 6.70%,
weighted average rate of 1.46% at September 30, 2014 and 1.88% at December 31, 2013	$20,598	$19,958

Payments contractually required over the next five years are as follows (in thousands):

September 30,
2015	$14,111
2016	2,385
2017	1,908
2018	1,505
2019	576
Thereafter	113
Total	$20,598

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at
	September 30, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$17,756	$-	$17,756	$-
U.S. Government agencies and sponsored entities	17,757	-	17,757	-
Mortgage backed securities: residential	27,736	-	27,736	-
Collateralized mortgage obligations	4,843	-	4,843	-
Total securities	$68,092	$-	$68,092	$-

	Fair Value Measurements at
	December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$22,523	$-	$22,523	$-
U.S. Government agencies and sponsored entities	26,000	-	26,000	-
Mortgage backed securities: residential	29,637	-	29,637	-
Collateralized mortgage obligations	3,611	-	3,611	-
SBA loan pools	4,291	-	4,291	-
Total securities	$86,062	$-	$86,062	$-

For the periods ended September 30, 2014 and December 31, 2013, there were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		September 30, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned
One to four family, net	$77	$-	$-	$77
Commercial real estate, net	115	-	-	115

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned
One to four family, net	$6	$-	$-	$6
Commercial real estate, net	290	-	-	290

Commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Appraisals for real estate properties classified as other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank’s management. The appraisal values are discounted to allow for selling expenses and fees, and the discounts range from 5% to 10%.

At September 30, 2014, other real estate owned recorded at fair value had a net carrying amount of $192,000 made up of the outstanding balance of $261,000 net of a valuation allowance of $69,000, which resulted in no write-down for the three months ended September 30, 2014 and a write-down of $54,000 for the nine months ended September 30, 2014. At December 31, 2013, other real estate owned recorded at fair value had a net carrying amount of $296,000 made up of the outstanding balance of $454,000, net of a valuation allowance of $158,000. At September 30, 2013, other real estate owned recorded at fair value had a net carrying amount of $296,000 made up of the outstanding balance of $454,000 net of a valuation allowance of $158,000, which resulted in a write-down of $10,000 for the three months ended September 30, 2013 and $139,000 for the nine months ended September 30, 2013.

The carrying amounts and estimated fair values of financial instruments at September 30, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements
	Carrying
September 30, 2014	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$17,289	$17,289	$-	$-	$17,289
Securities	68,216	-	68,216	-	68,216
Restricted stock	2,921	N/A	N/A	N/A	N/A
Loans held for sale	562	-	573	-	573
Loans, net	298,253	-	-	308,692	308,692
Accrued interest receivable	1,448	-	387	1,061	1,448

Financial liabilities
Deposits	$318,190	$152,347	$166,639	$-	$318,986
Federal Home Loan Bank advances	20,598	11,000	9,639	-	20,639
Subordinated debenture	2,681	-	2,681	-	2,681
Accrued interest payable	224	-	224	-	224

		Fair Value Measurements
	Carrying
December 31, 2013	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$6,684	$6,684	$-	$-	$6,684
Securities	86,062	-	86,062	-	86,062
Restricted stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	307	-	314	-	314
Loans, net	177,088	-	-	188,666	188,666
Accrued interest receivable	1,126	-	471	655	1,126

Financial liabilities
Deposits	$209,440	$87,733	$122,596	$-	$210,329
Federal Home Loan Bank advances	19,958	-	20,044	-	20,044
Accrued interest payable	33	-	33	-	33

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents:

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Restricted Stock:

It is not practical to determine the fair value of FHLB and Bankers Bank of Kentucky stock due to restrictions placed on their transferability.

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

There were no contributions to the ESOP for the nine months ended September 30, 2014 or 2013.

Shares held by the ESOP at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
Allocated to participants	30,022	30,351
Unearned	239,439	239,439
Total ESOP shares	269,461	269,790
Fair value of unearned shares (in thousands)	$3,440	$3,355

NOTE 8 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three and nine months ended September 30, 2014 and 2013, were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Basic
Net income	$883	$398	$969	$1,722
Less: Earnings allocated to participating securities	23	45	30	45
Net income allocated to common shareholders	860	353	939	1,677

Weighted average common shares outstanding	3,881,917	3,350,672	3,737,468	3,350,672
Less: Average unallocated ESOP shares	(239,439)	(252,928)	(239,439)	(252,928)
Average participating shares	(100,624)	(133,548)	(113,805)	(82,183)
Average shares	3,541,854	2,964,196	3,384,224	3,015,561

Basic earnings per common share	$0.24	$0.12	$0.28	$0.56

Diluted
Net income	$860	$353	$939	$1,677

Weighted average common shares outstanding
for basic earnings per common share	3,541,854	2,964,196	3,384,224	3,015,561
Add: Dilutive effects of assumed exercises of stock options	-	-	-	-

Average shares and dilutive potential common shares	3,541,854	2,964,196	3,384,224	3,015,561

Diluted earnings per common share	$0.24	$0.12	$0.28	$0.56

There were no potentially dilutive securities outstanding at September 30, 2014 or 2013. Stock options of 299,500 and 300,000 shares of common stock were not considered in computing diluted earnings per common share for 2014 or 2013, respectively, because they were antidilutive.

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

On April 16, 2013, the compensation committee of the board of directors approved the issuance of 134,895 shares of restricted stock to its directors and officers. In addition, on May 10, 2013, the compensation committee of the board of directors approved the issuance of 300,000 stock options to its directors and officers. An additional 20,000 stock options were issued on March 19, 2014 as a result of the acquisition of Town Square Financial Corporation by Poage Bankshares, Inc. All stock options and restricted stock awards vest ratably over five years. Stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

The following table summarizes stock option activity for the nine months ended September 30, 2014:

		Weighted Average
	Options	Exercise Price
Outstanding - December 31, 2013	300,000	$15.00
Granted	20,000	$14.07
Exercised	-	-
Forfeited	(20,500)	$15.00
Outstanding - September 30, 2014	299,500	$14.94

Fully vested and exercisable at September 30, 2014	57,950
Fully vested and exercisable at December 31, 2013	-
Expected to vest in future periods	241,550

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

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of options granted was as follows:

Nine months ended
September 30, 2014

Risk-free interest rate	2.16%
Expected dividend yield	1.42%
Expected stock volatility	11.97
Expected life (years)	7
Weighted average fair value of options granted	$1.91

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. 57,950 options vested during the nine months ended September 30, 2014. Stock-based compensation expense for stock options included in salaries and benefits for the three and nine months ended September 30, 2014 was $32,000 and $94,000, respectively. Stock-based compensation expense for vested and non-vested stock options for the three and nine months ended September 30, 2013 was $30,000 and $43,000, respectively. Total unrecognized compensation cost related to vested and non-vested stock options was $434,000 at September 30, 2014 and $535,000 at December 31, 2013 and is expected to be recognized over a period of 4-5 years.

The following table summarizes non-vested restricted stock activity for the nine months ended September 30, 2014:

Balance - December 31, 2013	134,895
Granted	-
Forfeited	-
Vested	(34,271)
Balance - September 30, 2014	100,624

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three and nine months ended September 30, 2014 was $102,000 and $305,000, respectively. Stock-based compensation expense for the vested and non-vested restricted stock for the three and nine months ended September 30, 2013 was $84,000 and $84,000, respectively. Unrecognized compensation expense for vested and non-vested restricted stock awards was $1,445,000 at September 30, 2014 and is expected to be recognized over a weighted-average period of 4-4.5 years.

NOTE 10 – BANK ACQUISITION

On March 18, 2014, the Company acquired Town Square Financial, the bank holding company for Town Square Bank in exchange for cash and shares of the Company’s common stock. Concurrent with the Company’s acquisition of Town Square Financial, Town Square Bank merged with and into Home Federal Savings and Loan Association, with Home Federal Savings and Loan Association as the surviving institution. Under the terms of the Merger Agreement, 55% of the outstanding shares of Town Square Financial common stock were converted into 2.3289 shares of Company common stock for each share of Town Square Financial common stock. Each of the remaining 45% of the outstanding shares of Town Square Financial common stock was exchanged for $33.86 in cash. Town Square Financial shareholders received approximately 557,621 shares of Company common stock and an aggregate of $6.6 million in cash. Town Square Financial was a registered bank holding company engaged in commercial banking and financial services through its wholly owned subsidiary, Town Square Bank, a Kentucky chartered bank headquartered in Ashland, Kentucky.

Subsequent to the consummation of the merger transaction, the Board of Directors of Home Federal Savings and Loan Association elected to amend the charter to change the Bank’s name from “Home Federal Savings and Loan Association” to “Town Square Bank.” The name change was effective as of June 25, 2014.

Town Square Bank’s business consisted primarily of accepting savings accounts and certificates of deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in first lien one-to-four family mortgage loans, commercial and multi-family real estate loans, commercial and industrial loans, consumer loans, consisting primarily of automobile loans, and construction loans. Town Square Bank also purchased investment securities consisting primarily of mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises, and obligations of state and political subdivisions. Town Square Bank offered a variety of deposit accounts, including NOW and demand accounts, certificates of deposits, money market accounts and individual retirement accounts, as well as credit cards for both personal and business purposes. Town Square Bank had three branches located in Boyd County, Kentucky and one branch in Jessamine County, Kentucky, each of which were integrated into Home Federal Savings and Loan Association at the close of the merger transaction.

Acquisition costs of $1.3 million are included in the Company’s consolidated statement of income for the nine months ended September 30, 2014. The Company has determined that the acquisition constitutes a business combination as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values as required by the accounting guidance. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements.

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

Goodwill of $624,000 arising from the acquisition is attributable to significant operating scale and strong competitive positioning within the Kentucky market. The goodwill is not tax deductible. For United States federal income tax purposes, the acquisition qualified as a reorganization with the meaning of Section 368(a) of the Internal Revenue Code, which means, in general for United States federal income tax purposes, no gain or loss will be recognized by the Company or Town Square Financial as a result of the acquisition. The following table summarizes the consideration paid and the amount of assets acquired and liabilities assumed recognized at the acquisition date.

(in thousands)	March 18, 2014

Consideration
Stock Consideration	$7,836
Cash	6,635
Fair Value of Total Consideration Transferred	$14,471

Recognized amounts of identifiable assets acquired and liabilities assumed
Assets acquired
Cash and due from banks	$3,484
Federal funds sold	4,596
Securities available for sale	14,691
Restricted stock	968
Loans	118,126
Premises and equipment, net	2,349
Accrued interest receivable	480
Prepaid expenses and other assets	619
Deferred federal income taxes	1,803
Core deposit intangible	1,734
Total assets acquired	$148,850

Fair value of liabilities assumed
Deposits	117,050
Subordinated debenture and FHLB advances	17,649
Accrued interest payable	30
Other liabilities	274
Total liabilities assumed	135,003

Total identifiable net assets	$13,847

Goodwill	$624

Acquired loans have a contractual balance of approximately $124.7 million and the preliminary analysis results in expected cash flows totaling $121.2 million and an estimated fair value of $118.1 million.

The following is a description of the methods used to determine the fair values of significant assets and liabilities at the Acquisition Date presented above.

 At the acquisition date, the Company recorded $112.9 million of loans without evidence of credit quality deterioration and $4.6 million of purchased credit-impaired loans subject to nonaccretable difference of $3.8 million. The acquired loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Fair values for loans were based on discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting current market rates for new originations of comparable loans adjusted for the risk inherent in the cash flow estimates. Certain loans that were determined to be collateral dependent were valued based on the fair value of the underlying collateral. These estimates were based on the most recently available real estate appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

	Non-impaired	Credit-impaired
	Purchased	Purchased
(in thousands)	Loans	Loans
Real estate mortgage loans:
Residential:
1-4 Family	$39,995	$1,399
Multi-family	3,851	-
Construction	7,210	-
Farm	7,304	758
Nonresidential and land	26,013	2,523
Commercial non-mortgage loans	22,090	565
Consumer loans	6,257	161

Total loans	$112,720	$5,406

The composition of the acquired loans at March 18, 2014 follows:

	Contractual	Fair Value
(in thousands)	Amount	Adjustments	Fair Value
Real estate mortgage loans:
Residential:
1-4 Family	$42,885	$(1,491)	$41,394
Multi-family	3,887	(36)	3,851
Construction	7,253	(43)	7,210
Farm	8,416	(354)	8,062
Nonresidential and land	30,188	(1,652)	28,536
Commercial non-mortgage loans	25,610	(2,955)	22,655
Consumer loans	6,460	(42)	6,418

Total loans	$124,699	$(6,573)	$118,126

Loans purchased in the acquisition are accounted for using one of two following accounting standards:

•	ASC Topic 310-20 is used to value loans that have not demonstrated post origination credit quality deterioration and the acquirer expect to collect all contractually required payments from the borrower. For these loans, the difference between fair value of the loan at acquisition and the amortized cost of the loan would be amortized or accreted into income using the interest method.

•	ASC Topic 310-30 is used to value loans with post origination credit quality deterioration. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC 310-30, the expected cash flows that exceed the initial investment in the loan (fair value) represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans. The excess of the loan’s contractual principal and interest over the expected cash flows is the nonaccretable difference.

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality as of March 19, 2014.

(in thousands)

Contractually-required principal and interest payments	$10,079
Non-Accretable difference	(3,763)
Accretable yield	(910)

Fair value of loans	$5,406

The following table presents pro forma information as if the Town Square Financial Corporation acquisition had occurred January 1, 2013.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2014	2013	2014	2013

Net Interest Income	$4,009	$1,816	$12,409	$10,066

Net Income before tax	$1,666	$1,366	$3,963	$4,763
Tax (expense)	(583)	(478)	(1,387)	(1,667)

Net Income	$1,083	$888	$2,576	$3,096

Basic and diluted earnings per share	$0.30	$0.30	$0.76	$1.03

Since the acquisition date of March 18, 2014 through September 30, 2014, revenues and earnings recorded by the Company related to the acquired operations approximated $4.8 million and $1.3 million, respectively. To determine pro forma information, the Company adjusted its nine months ended September 30, 2014 and three and nine months ended September 30, 2013 historical results to include the historical results for Town Square Financial Corporation for the period January 1, 2014 to March 18, 2014 and the three and nine months ended September 30, 2013. These amounts were $129,000, $1.2 million and $345,000, respectively.

The pro forma adjustments include adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired and interest expense on subordinated debentures assumed and the related income tax effects.

Expenses related to the acquisition including professional fees and integration costs are also excluded from the period in which the amounts were recognized. During the three and nine months ended September 30, 2014 and 2013, acquisition related expenses amounted to $200,000, $1.4 million, $111,000 and $111,000, respectively.

The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the three and nine months ended September 30, 2014.

	Unrealized Gains and Losses on Available-for-Sale Securities
(in thousands)	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Beginning balance	$160	$70	$(851)	$1,422

Other comprehensive income (loss), net of tax before reclassification	(112)	(835)	1,093	(2,187)

Amounts reclassified from accumulated to other comprehensive income for gains on sale of securities, net of tax expense of $0 and $7 for the three months ended September 30, 2014 and 2013 and $100 and $7 for the nine months ended September 30, 2014 and 2013 respectively.	-	(15)	(194)	(15)

Net current period other comprehensive income (loss)	(112)	(850)	899	(2,202)

Ending Balance	$48	$(780)	$48	$(780)

NOTE 12 – PENDING BANK ACQUISITION

On September 9, 2014, the Company and Commonwealth Bank, FSB (“Commonwealth”) issued a joint press release announcing that they have entered into a definitive agreement for the Company to acquire Commonwealth in a conversion merger transaction. Under the terms of the definitive agreement, which has been approved by the Boards of Directors of both institutions, Commonwealth will convert from a federally-chartered mutual savings association to a federally-chartered stock savings association and issue all of its outstanding shares of common stock to the Company.

In connection with the acquisition and in accordance with a related Plan of Conversion Merger (the “Plan”), the Company will offer newly issued shares of its common stock in a subscription offering, on a priority basis, first to eligible depositors of Commonwealth as of the close of business on July 31, 2013, and then to other eligible members of Commonwealth. If any shares remain unsold in the subscription offering, the Company will offer those shares in a community offering and, if necessary, in a syndicated community offering. The amount of stock that the Company will issue and sell will be based on an independent appraisal of Commonwealth. Following the completion of the stock offering, Commonwealth will merge with and into Town Square Bank, with Town Square Bank as the surviving institution. The transaction is expected to close in the second quarter of 2015, subject to regulatory approval, the approval of Commonwealth’s members and the satisfaction of other customary closing conditions

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains forward-looking statements, which can be identified by the use of such words as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” and similar expressions. These forward-looking statements include, but are not limited to:

>	statements of our goals, intentions and expectations;
>	statements regarding our business plans and prospects and growth and operating strategies;
>	statements regarding the asset quality of our loan and investment portfolios; and
>	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward- looking statements after the date of this Quarterly Report.

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

>	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;
>	adverse changes in the financial industry, securities, credit and national and local real estate markets (including real estate values);
>	significant increases in our loan losses, particularly with respect to loans originated by Town Square Bank and Commonwealth Bank prior to their acquisition, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;
>	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
>	our ability to successfully enhance internal controls;
>	our businesses may not be combined successfully, or such combination may take longer to accomplish than expected;
>	the growth opportunities and cost savings from the acquisitions of Town Square Financial Corporation and Commonwealth Bank may not be fully realized or may take longer to realize than expected;
>	our ability to manage increased expenses following the acquisitions of Town Square Financial Corporation and Commonwealth Bank, including salary and employee benefit expenses and occupation expenses;
>	operating costs, customer losses and business disruption following the acquisitions of Town Square Financial Corporation and Commonwealth Bank, including adverse effects of relationships with employees, may be greater than expected;
>	competition among depository and other financial institutions;
>	our success in increasing our originations of adjustable-rate mortgage loans;
>	our success in increasing our commercial business, commercial real estate and multi-family lending;
>	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending, including as a result of the acquisitions of Town Square Financial Corporation and Commonwealth Bank;
>	our success in introducing new financial products;
>	our ability to attract and maintain deposits, including former depositors of Town Square Bank and Commonwealth Bank;
>	our ability to retain customers and name recognition in the communities we serve as a result of changing our name to “Town Square Bank”;
>	decreases in our asset quality;
>	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;
>	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;
>	changes in consumer spending, borrowing and savings habits;
>	further declines in the yield on our assets resulting from the current low interest rate environment;
>	risks related to a high concentration of loans secured by real estate located in our market area;
>	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;
>	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

>	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board; changes in our organization, compensation and benefit plans;
>	loan delinquencies and changes in the underlying cash flows of our borrowers; and
>	changes in the financial condition or future prospects of issues of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

The only change to the critical accounting policies disclosed in Poage Bankshares, Inc.’s Annual Report on Form 10-KT, as filed with the Securities and Exchange Commission on March 28, 2014, is the Company accounted for the acquisition of Town Square Financial Corporation in accordance with the acquisition method as outlined in ASC Topic 805, Business Combinations. The acquisition method requires: a) identification of the entity that obtains control of the acquired; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed at fair value; and d) recognition and measurement of goodwill or bargain purchase gain.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Assets. At September 30, 2014, the Company’s assets totaled $ 411.8 million, an increase of $122.6 million, or 42.4% from $289.2 million at December 31, 2013. The increase was attributed primarily to the acquisition of Town Square Financial Corporation. See Footnote 10 under “Item 1: Financial Information.”

Cash and Cash equivalents increased by $10.6 million, or 158.2%, to $17.3 million at September 30, 2014 from $6.7 million at December 31, 2013, primarily due to the acquisition of Town Square Financial Corporation and the sale of $19.7 million in available for sale securities, partially offset by the repayment of $14.0 million in FHLB advances.

Loans held for sale increased $255,000, or 83.1%, to $562,000 at September 30, 2014 from $307,000 at December 31, 2013.

Loans receivable, net, increased $121.2 million, or 68.4%, to $298.3 million at September 30, 2014 from $177.1 million at December 31, 2013. Non-performing loans increased $1.7 million, or 183.5%, from $926,000 at December 31, 2013 to $2.6 million at September 30, 2014 excluding credit impaired loans purchased in the acquisition referenced in Note 10.

Securities available for sale decreased by $17.9 million, or 20.8%, to $68.2 million at September 30, 2014 from $86.1 million at December 31, 2013. This decrease is due to $35.1 million in sales, calls, regular maturities and principal payments partially offset by an increase of securities totaling $14.7 million attributable to the acquisition of Town Square Financial Corporation and purchases totaling $1.4 million..

Liabilities. Deposits increased $108.8 million, or 52.0%, to $318.2 million at September 30, 2014 from $209.4 million at December 31, 2013. The increase was primarily attributable to the acquisition of Town Square Financial Corporation.

Federal Home Loan Bank advances increased $640,000, or 3.1%, to $20.6 million at September 30, 2014 from $20.0 million at December 31, 2013. This increase in borrowings was primarily due to the acquisition of Town Square Financial Corporation partially offset by regular principal payments and maturities.

Subordinated debentures increased by $2.7 million to $2.7 million at September 30, 2014 from $0 at December 31, 2013 as a result of the assumption of $4.0 million of subordinated debentures assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of $4.1 million of trust preferred securities. The subordinated debt of $2.7 million is shown as a liability because the Company is not considered the primary beneficiary of the Trust. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.06% at September 30, 2014.

Shareholders’ Equity. Total shareholders’ equity increased by $9.1 million, or 15.8%, to $66.8 million at September 30, 2014, compared to $57.7 million at December 31, 2013. The increase resulted primarily from the issuance of common stock to acquire Town Square Financial Corporation of $7.6 million and an increase in other comprehensive income of $899,000 and net income of $969,000 for the nine months ended September 30, 2014, partially offset by the payment of cash dividends totaling $556,000 and repurchase of stock totaling $331,000.

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

The average balance, interest and dividends paid and received, and yield/cost of assets and liabilities include assets and liabilities acquired through the Town Square acquisition. Because the Town Square acquisition was consummated on March 18, 2014, the information for the three months ended September 30, 2014 reflects the accretive benefits and costs from the transaction, but the information for the nine months ended September 30, 2014 only partially reflects the benefits and costs from the transactions.

	For the Three Months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$302,352	$4,233	5.55%	$175,177	$2,373	5.37%
Investment securities	69,166	333	1.91%	91,601	467	2.02%
FHLB stock	2,681	28	4.14%	1,953	20	4.06%
Other interest-earning assets	19,214	10	0.21%	11,290	5	0.18%
Total interest-earning assets	393,413	4,604	4.68%	280,021	2,865	4.09%

Noninterest-earning assets	26,611			10,071
Total assets	420,024			290,092

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	110,733	49	0.18%	87,767	41	0.19%
Certificates of deposit	167,397	412	0.98%	126,541	354	1.11%
Total interest bearing deposits	278,130	461	0.66%	214,308	395	0.74%

Other Borrowings	29,405	134	1.81%	10,850	98	3.58%
Total interest bearing liabilities	307,535	595	0.77%	225,158	493	0.88%

Non-interest bearing liabilities:
Non-interest bearing deposits	43,150			4,549
Accrued interest payable	337			456
Other liabilities	2,298			379
Total non-interest bearing liabilities	45,785			5,384
Total liabilities	353,320			230,542

Total equity	66,704			59,550
Total liabilities and equity	$420,024			$290,092

Net interest income		$4,009			$2,372
Interest rate spread			3.91%			3.22%
Net interest margin			4.08%			3.39%
Average interest-earning assets to average
interest-bearing liabilities		127.92%			124.37%

	For the Nine months Ended September 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets:
Interest-earning assets:
Loans	$267,693	$11,077	5.53%	$175,066	$7,226	5.52%
Investment securities	79,803	1,383	2.32%	94,355	1,398	1.98%
FHLB stock	2,485	76	4.09%	1,951	62	4.25%
Other interest-earning assets	13,646	22	0.22%	14,001	21	0.20%
Total interest-earning assets	363,628	12,558	4.62%	285,373	8,707	4.08%

Noninterest-earning assets	24,584			17,651
Total assets	388,212			303,023

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	107,833	139	0.17%	87,522	125	0.19%
Certificates of deposit	149,392	1,119	1.00%	133,093	1,170	1.18%
Total interest bearing deposits	257,224	1,258	0.65%	220,615	1,295	0.78%

Other Borrowings	30,258	345	1.52%	14,724	325	2.95%
Total interest bearing liabilities	287,482	1,603	0.75%	235,339	1,620	0.92%

Non-interest bearing liabilities:
Non-interest bearing deposits	34,332			5,945
Accrued interest payable	213			266
Other liabilities	2,701			2,284
Total non-interest bearing liabilities	37,246			8,496
Total liabilities	324,728			243,834

Total equity	63,484			59,189
Total liabilities and equity	$388,212			$303,023

Net interest income		$10,955			$7,087
Interest rate spread			3.87%			3.16%
Net interest margin			4.03%			3.32%
Average interest-earning assets to average
interest-bearing liabilities		126.49%			121.26%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At September 30, 2014, we had $20.6 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $102.6 million.

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).

As of September 30, 2014, based on the most recent notification from the OCC, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

Actual and required capital amounts (in thousands) and ratios for the Bank are presented below at September 30, 2014 and December 31, 2013:

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2014:
Total Risk-Based Capital
(to Risk-weighted Assets)	$63,164	24.22%	$20,679	8.00%	$25,849	10.00%
Tier I Capital
(to Risk-weighted Assets)	61,360	22.74%	10,340	4.00%	15,509	6.00%
Tier I Capital
(to Adjusted Total Assets)	61,360	14.98%	16,386	4.00%	20,483	5.00%

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Risk-Based Capital
(to Risk-weighted Assets)	$48,796	32.12%	$12,155	8.00%	$15,194	10.00%
Tier I Capital
(to Risk-weighted Assets)	46,896	30.87%	6,077	4.00%	9,116	6.00%
Tier I Capital
(to Adjusted Total Assets)	46,896	16.16%	11,609	4.00%	14,511	5.00%

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

Comparison of Operating Results for the Three and Nine months Ended September 30, 2014 and September 30, 2013

General. Net income increased $485,000, or 121.9%, to $883,000 for the three months ended September 30, 2014 from $398,000 for the three months ended September 30, 2013. The increase in net income reflected an increase in net interest income of $1.6 million, or 66.7%, to $4.0 million for the three months ended September 30, 2014 from $2.4 million for the three months ended September 30, 2013 and an increase in non-interest income of $220,000, or 54.9%, to $621,000 for the three months ended September 30, 2014 from $401,000 for the three months ended September 30, 2014, offset by an increase in non-interest expense of $1.2 million, or 54.5%, to $3.4 million for the three months ended September 30, 2014 from $2.2 million for the three months ended September 30, 2013 and an increase in income tax expense of $145,000, or 100.7%, to $289,000 for the three months ended September 30, 2014 from $144,000 for the three months ended September 30, 2013.

Net income decreased $753,000, or 44.3%, to $969,000 for the nine months ended September 30, 2014 from $1.7 million for the nine months ended September 30, 2013. The decrease in net income reflected an increase in net interest income of $3.9 million, or 54.9%, to $11.0 million for the nine months ended September 30, 2014 from $7.1 million for the nine months ended September 30, 2013, offset by an increase in non-interest expense of $5.0 million, or 78.1%, to $11.4 million for the nine months ended September 30, 2014 from $6.4 million for the nine months ended September 30, 2013 and a decrease in non-interest income of $77,000, or 4.1%, to $1.8 million for the nine months ended September 30, 2014 from $1.9 million for the nine months ended September 30, 2013.

The increase in non-interest expenses is primarily attributable to the $877,000 expense related to the termination of Town Square Financial Corporation’s data processing agreement, as well as increases in salaries and employee benefits, occupancy and equipment expense and professional fees resulting from the Town Square acquisition and our efforts to oppose stockholder nominations.

Income Calculated to Eliminate Certain Expenses Specific to the Merger. The following table provides a reconciliation of net income for the nine months ended September 30, 2014 in accordance with U.S. generally accepted accounting principles (“GAAP”) and what net income would have been without certain merger related and proxy contest related expenses:

Net income	$969
Adjustment for certain expenses specific to the merger:
Data Processing Termination Fee	877
Merger related professional fees	376
Professional fees related to a proxy contest	217
1,470
Tax effect of adjustments for certain expenses specific to this merger	(546)
Adjustment net of tax	924
Adjusted Net Income	$1,893

NON-GAAP FINANCIAL MEASURES

The foregoing discussion in the section captioned “Income Calculated to Eliminate Certain Expenses Specific to the Merger” contains certain non-GAAP financial measures in addition to results provided in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). These non-GAAP measures provide supplemental perspectives on operating results, performance trends, and financial condition. They are not a substitute for GAAP measures and should be read and used in conjunction with the Company's financial statements and notes included in this quarterly report on Form 10-Q, which were prepared in accordance with GAAP. In all cases, it should be understood that non-GAAP measures do not depict amounts that accrue directly to the benefit of shareholders. The Company's non-GAAP measure of adjusted net income is intended to reflect the Company's net income for the nine months ended September 30, 2014 based on the assumption that certain merger related expenses and expenses related to the Company’s opposition of a stockholder nomination were not incurred during the nine months ended September 30, 2014. Charges related to the merger transaction consist primarily of a data processing termination fee and professional fees and charges related to the Company’s opposition of a stockholder nomination consist primarily of professional fees.

Interest Income. Interest income increased $1.7 million, or 58.6%, to $4.6 million for the three months ended September 30, 2014 from $2.9 million for the three months ended September 30, 2013, primarily due to an increase in loans.

Interest income increased $3.9 million, or 44.8%, to $12.6 million for the nine months ended September 30, 2014 from $8.7 million for the nine months ended September 30, 2013.

Interest income on loans increased $1.9 million, or 79.2%, to $4.2 million for the three months ended September 30, 2014 from $2.4 million for the three months ended September 30, 2013. The average yields on loans increased 18 basis points to 5.55% for the three months ended September 30, 2014, compared to 5.37% for the three months ended September 30, 2013. The average balance of loans increased $127.2 million, or 72.6%, to $302.4 million for the three months ended September 30, 2014 from $175.2 million for the three months ended September 30, 2013. The increase in interest income is primarily attributable to the acquisition of Town Square Financial Corporation on March 18, 2014. Interest income on investment securities decreased $134,000, or 28.7%, to $333,000 for the three months ended September 30, 2014 from $467,000 for the three months ended September 30, 2013. The average yield on securities decreased 11 basis points to 1.91% for the three months ended September 30, 2014, compared to 2.02% for the three months ended September 30, 2013. The average balance of investment securities decreased $22.4 million, or 24.5%, to $69.2 million for the three months ended September 30, 2014 from $91.6 million for the three months ended September 30, 2013 due to the sale of $19.7 million in investment securities during the three months ended June 30, 2014.

Interest income on loans increased $3.9 million, or 54.2%, to $11.1 million for the nine months ended September 30, 2014 from $7.2 million for the nine months ended September 30, 2013. The average yields on loans increased 1 basis point to 5.53% for the nine months ended September 30, 2014, compared to 5.52% for the nine months ended September 30, 2013. The average balance of loans increased $92.6 million, or 52.9%, to $267.7 million for the nine months ended September 30, 2014 from $175.1 million for the nine months ended September 30, 2013. The increase in interest income is primarily attributable to the acquisition of Town Square Financial Corporation on March 18, 2014. Interest income on investment securities decreased $15,000, or 1.0%, to $1.4 million for the nine months ended September 30, 2014 from $1.4 million for the nine months ended September 30, 2013. The average yield on securities increased 34 basis points to 2.32% for the nine months ended September 30, 2014, compared to 1.98% for the nine months ended September 30, 2013. The average balance of investment securities decreased $14.6 million, or 15.7%, to $79.8 million for the nine months ended September 30, 2014 from $94.4 million for the nine months ended September 30, 2013 due to the sale of $19.7 million in investment securities during the three months ended June 30, 2014.

Interest Expense. Interest expense increased $102,000, or 20.7%, to $595,000 for the three months ended September 30, 2014 from $493,000 for the three months ended September 30, 2013. The increase reflected an increase in the average balance of deposits of $63.8 million, or 29.8%, to $278.1 million for the three months ended September 30, 2014 from $214.3 million for the three months ended September 30, 2013, offset by a decrease of 8 basis points in the average interest rate paid on deposits to 0.66% from 0.74% for the same periods. Interest expense on Federal Home Loan Bank Advances and subordinated debentures increased $36,000, or 36.7%, to $134,000 for the three months ended September 30, 2014 from $98,000 for the three months ended September 30, 2013. This increase reflected an increase in the average balance of other borrowings of $18.5 million, or 169.7%, to $29.4 million for the three months ended September 30, 2014 from $10.9 million for the three months ended September 30, 2013, offset by a 177 basis point decrease in the average rate paid on these borrowings from 3.58% to 1.81%. The increase is primarily attributable to the acquisition of Town Square Financial Corporation on March 18, 2014.

Interest expense decreased $17,000, or 1.0%, to $1.6 million for the nine months ended September 30, 2014 from $1.6 million for the nine months ended September 30, 2013. The decrease reflected a decrease of 17 basis points in the average interest rate paid on deposits to 0.75% for the nine months ended September 30, 2014 from 0.92% for the nine months ended September 30, 2013, offset by an increase in the average balance of deposits of $36.6 million, or 16.6%, to $257.2 million from $220.6 million for the same periods. Interest expense on Federal Home Loan Bank Advances and subordinated debentures increased $20,000, or 6.2%, to $345,000 for the nine months ended September 30, 2014 from $325,000 for the nine months ended September 30, 2013. This increase was due to an increase of $15.6 million in the average balance of these borrowings, offset by a 143 basis point decrease in the average rate paid on these borrowings from 2.95% to 1.52%. The increase in interest expense is primarily attributable to the acquisition of Town Square Financial Corporation on March 18, 2014.

Interest expense on certificates of deposit increased $58,000, or 16.4%, to $412,000 for the three months ended September 30, 2014 from $354,000 for the three months ended September 30, 2013. Despite the increase in the average balance on certificates of $40.9 million, or 32.3%, to $167.4 million from $126.5 million, the average rate paid on certificates of deposits decreased 13 basis points to 0.98% for the three months ended September 30, 2014 from 1.11% for the three months ended September 30, 2013. Interest expense on money market deposits, savings, and NOW and demand deposits increased $8,000, or 19.5%, to $49,000 for the three months ended September 30, 2014 from $41,000 for the three months ended September 30, 2013. The increase was due to an increase in the average balance on money market deposits, savings, and NOW and deposits of $22.9 million, or 26.1%, to $110.7 million from $87.8 million for the same periods. The increase in deposits is primarily attributable to the acquisition of Town Square Financial Corporation.

Interest expense on certificates of deposit decreased $51,000, or 13.4%, to $1.1 million for the nine months ended September 30, 2014 from $1.2 million for the nine months ended September 30, 2013. This decrease reflected a decrease of 18 basis points in the average rate paid on certificates of deposits to 1.00% for the nine months ended September 30, 2014 from 1.18% for the nine months ended September 30, 2013, offset by an increase in the average balance of such certificates of $16.3 million, or 12.2%, to $149.4 million from $133.1 million. Interest expense on money market deposits, savings, and NOW and demand deposits increased $24,000, or 19.2%, to $149,000 for the nine months ended September 30, 2014 from $125,000 for the nine months ended September 30, 2013. The increase was due to an increase in the average balance on the NOW and demand deposits as well as savings and money market accounts of $20.3 million, or 23.2%, to $107.8 million for the nine months ended September 30, 2014 from $87.5 million for the nine months ended September 30, 2013. The increase in deposits is primarily attributable to the acquisition of Town Square Financial Corporation.

Net Interest Income. Net interest income increased $1.6 million, or 66.7%, to $4.0 million for the three months ended September 30, 2014 from $2.4 million for the three months ended September 30, 2013. The interest rate spread increased to 3.91% from 3.22%, combined with a slight increase in the ratio of our average interest earning assets to average interest bearing liabilities to 127.9% from 124.4%. Our net interest margin increased to 4.08% from 3.39%. The interest rate spread and net interest margin for the three months ended September 30, 2014 increased due to the higher yields on loan and securities assumed in the acquisition of Town Square Financial Corporation.

Net interest income increased $3.9 million, or 54.9%, to $11.0 million for the nine months ended September 30, 2014 from $7.1 million for the nine months ended September 30, 2013. The interest rate spread increased to 3.87% from 3.16%, combined with a slight increase in the ratio of our average interest earning assets to average interest bearing liabilities to 126.5% from 121.3%. Our net interest margin increased to 4.03% from 3.32%. The interest rate spread and net interest margin for the nine months ended September 30, 2014 increased due to the higher yields on loan and securities assumed in the acquisition of Town Square Financial Corporation.

Provision for Loan Losses. We recorded $27,000 for the provision for loan losses for the three months ended September 30, 2014 and no provision for loan losses for the three months ended September 30, 2013. The provision for loan losses decreased $79,000, or 293.0% from $106,000 for the nine months ended September 30, 2013 to $27,000 for the nine months ended September 30, 2014. The provisions for each period were based on management’s quarterly calculations and reflect the minimal levels of nonperforming loans and charge-offs during the periods.

Noninterest Income. Noninterest income increased $220,000, or 54.9%, to $621,000 for the three months ended September 30, 2014 from $401,000 for the three months ended September 30, 2013. The increase in noninterest income was primarily attributable to an increase in service charges on deposits of $194,000, or 131.1%, to $342,000 for the three months ended September 30, 2014 from $148,000 for the three months ended September 30, 2013. The increase in service charge income reflects the monthly account service fees, overdraft charges and cardholder activity fees collected on deposit accounts attributable to the acquisition of Town Square Financial Corporation.

Noninterest income decreased $77,000, or 4.1%, to $1.8 million for the nine months ended September 30, 2014 from $1.9 million for the nine months ended September 30, 2013. The decrease in noninterest income was primarily attributable to an insurance recovery of $753,000 for the nine months ended September 30, 2013, offset by an increase on gains on sales of securities of $272,000 for the nine months ended September 30, 2014, and an increase in service charges on deposits of $485,000, or 118.3%, to $895,000 for the nine months ended September 30, 2014 from $410,000 for the nine months ended September 30, 2013. The increase in service charge income reflects the monthly account service fees, overdraft charges and cardholder activity fees collected on deposit accounts attributable to the acquisition of Town Square Financial Corporation.

Noninterest Expense. Noninterest expense increased $1.2 million, or 54.5%, to $3.4 million for the three months ended September 30, 2014 from $2.2 million for the three months ended September 30, 2013. This increase was due largely to an increase in salaries and employee benefits expense primarily attributable to an increase in the number of employees due to the acquisition of Town Square Financial Corporation, an increase in occupancy expense associated with the additional banking locations acquired and an increase in data processing expense due to conversion related costs. Full-time equivalent employees increased by 37, or 51.4%, for the quarter ended September 30, 2013 to 109 for the quarter ended September 30, 2014. Other noninterest expense includes loan processing and collection expenses and the amortization of intangibles attributable to the acquisition of Town Square Financial Corporation.

Noninterest expense increased $5.0 million, or 78.1%, to $11.4 million for the nine months ended September 30, 2014 from $6.4 million for the nine months ended September 30, 2013. This increase was due largely to an increase in salaries and employee benefits expense primarily attributable to an increase in the number of employees due to the acquisition of Town Square Financial Corporation, as well as the expense related to the grants of stock options and stock awards under our stock based compensation plans during April and May of 2013, occupancy and equipment expense and professional fees related to the acquisition of Town Square Financial Corporation, professional fees related to a proxy contest conducted by a dissident stockholder, and the data processing termination fee of $877,000 and conversion related expenses associated with the Town Square acquisition. Other noninterest expense includes loan processing and collection expenses and the amortization of intangibles to the acquisition of Town Square Financial Corporation, in addition to, the introduction of an employee sales training program and the purchase of customer statements and envelopes necessary until the data processing conversion on June 6, 2014.

Income Tax Expense. The provision for income taxes was $289,000 for the three months ended September 30, 2014, compared to $144,000 for the three months ended September 30, 2013. Our effective tax rates for the three months ended September 30, 2014 and 2013 were 24.7% and 26.7%, respectively. This increase in income tax expense is due to the increase in book income for the three months ended September 30, 2014.

The provision for income tax was $347,000 for the nine months ended September 30, 2014, compared to $722,000 for the nine months ended September 30, 2013. Our effective tax rates for the nine months ended September 30, 2014 and 2013 were 26.4% and 29.5%, respectively. This decrease in income tax expense is due the reduction in book income for the nine months ended September 30, 2014.

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

During the quarter ended September 30, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 14, 2014

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

101

The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Other Comprehensive Income (Loss), (iv) Unaudited Consolidated Statement of Shareholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

