Form 10-K
period 2014-12-31
Poage Bankshares, Inc.
filed 2015-04-02
CIK 1511071

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

OR

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-35295

Poage Bankshares, Inc.

(Exact Name of registrant as specified in charter)

Maryland (State or other jurisdiction of incorporation or organization)	45-3204393 (I.R.S Employer Identification Number)

1500 Carter Avenue, Ashland, KY 41101 (Address of principal executive offices)	41101 (Zip Code)

606-324-7196

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:      None

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES   ☐   NO   ☑

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES   ☐   NO   ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑     NO  ☐.

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    YES  ☑     NO   ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑ ..

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of March 28, 2015, 3,794,021 shares of the Registrant’s common stock, $.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2014, was $48.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.	BUSINESS

Recent Acquisition

On March 18, 2014, Poage Bankshares, Inc. completed a merger with Town Square Financial Corporation (“Town Square Financial”) and its bank subsidiary, Town Square Bank for the purposes of expanding the Company’s reach in the market place. Pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), the Company incorporated a subsidiary known as Poage Merger Subsidiary, Inc. which was merged with and into Town Square Financial, with Town Square Financial as the surviving entity. Immediately following the merger, Town Square Financial was merged with and into the Company as the surviving entity and Town Square Bank was merged with and into Home Federal Savings and Loan Association (“Home Federal”) with Home Federal as the surviving entity.

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

As such, on March 18, 2014, in connection with the merger, $6.6 million of cash was paid to Town Square Financial stockholders and 435,398 shares of Town Square Financial common stock were exchanged for 557,621 shares of Poage Bankshares, Inc. common stock which had a closing price of $14.0684 on that date. On the date of the merger, Town Square Financial had total assets of approximately $154.1 million, total loans of $124.7 million, and total deposits of $116.8 million.

Name Change

Subsequent to the consummation of the merger transaction, the Board of Directors of Home Federal Savings and Loan Association elected to amend the charter to change the institution’s name from “Home Federal Savings and Loan Association” to “Town Square Bank.” The name change was effective as of June 25, 2014.

Pending Acquisition

On September 9, 2014, the Company and Commonwealth Bank, FSB (“Commonwealth”) issued a joint press release announcing that they had entered into a definitive agreement for the Company to acquire Commonwealth in a conversion merger transaction. Under the terms of the definitive agreement, which has been approved by the Boards of Directors of both institutions, Commonwealth will convert from a federally-chartered mutual savings association to a federally-chartered stock savings association and issue all of its outstanding shares of common stock to the Company. Commonwealth will merge with the Bank.

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

On August 29, 2013, the Board of Directors of Poage Bankshares amended its bylaws to change the fiscal year from September 30 to December 31 of each year. Accordingly, we have included in this annual report on Form 10-K, reporting consolidated financial data for the three month period ended December 31, 2013 and for the year ended September 30, 2013.

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios;

•	estimates of our risks and future costs and benefits;

•	statements about the benefits of the acquisition of Town Square Financial Corporation and Town Square Bank and the acquisition of Commonwealth Bank, including future financial and operating results, cost savings, enhancements to revenue and accretion to reported earnings that may be realized from the acquisition; and

•	statements about the financial condition, results of operations and business of Poage Bankshares.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Except as may be required by law, we do not take any obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K. You should not place undue reliance on such forward-looking statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	our ability to successfully enhance internal controls;

•	our business may not be combined successfully with the business of Town Square Bank and Commonwealth Bank, or such combination may take longer to accomplish than expected;

•	the growth opportunities and cost savings from the acquisitions of Town Square Financial Corporation and Commonwealth Bank may not be fully realized or may take longer to realize than expected;

•	our ability to manage increased expenses following the acquisitions of Town Square Financial Corporation and Commonwealth Bank, including salary and employee benefit expenses and occupation expenses;

•	operating costs, customer losses and business disruption following the acquisitions of Town Square Financial Corporation and Commonwealth Bank, including adverse effects of relationships with employees, may be greater than expected;

•	competition among depository and other financial institutions;

•	our success in increasing our originations of adjustable-rate mortgage loans;

•	our success in increasing our commercial business and commercial real estate;

•

our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending, including as a result of the acquisitions of Town Square Financial Corporation and Commonwealth Bank;

•	our ability to retain customers and name recognition in the communities we serve as a result of changing our name to “Town Square Bank”;

•	our success in introducing new financial products;

•	our ability to attract and maintain deposits, including depositors of the former Town Square Bank and former depositors of Commonwealth Bank;

•	decreases in our asset quality;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•

the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans and our ability to retain key members of our senior management team;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party providers to perform their obligations to us; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Risk Factors” beginning on page 33.

Poage Bankshares, Inc.

Poage Bankshares, Inc. is incorporated in the State of Maryland. We are the holding company for Town Square Bank (“Town Square”).

Our cash flow depends on earnings from the investment of the net proceeds from the offering that we retained, and any dividends we receive from Town Square. Poage Bankshares, Inc. neither owns nor leases any property, but instead pays a fee to Town Square for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of Town Square to serve as officers of Poage Bankshares, Inc. We do, however, use the support staff of Town Square from time to time. We pay a fee to Town Square for the time devoted to Poage Bankshares, Inc. by employees of Town Square. However, these persons are not separately compensated by Poage Bankshares, Inc. Poage Bankshares, Inc. may hire additional employees, as appropriate, to the extent it expands its business in the future.

Our executive offices are located at 1500 Carter Avenue, Ashland, Kentucky 41101. Our telephone number at this address is (606) 324-7196.

Town Square Bank

General

Subsequent to the consummation of the merger transaction with Town Square Bank, Inc., the Board of Directors of Home Federal Savings and Loan Association elected to amend the charter to change the institution’s name from “Home Federal Savings and Loan Association” to “Town Square Bank.” The name change was effective as of June 25, 2014.

Town Square is a federal savings and loan association headquartered in Ashland, Kentucky. The association was originally chartered in 1889. Town Square’s business consists primarily of accepting savings accounts and certificates of deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, primarily in first lien one- to four-family mortgage loans and, to a lesser extent, commercial and multi-family real estate loans, consumer loans, consisting primarily of automobile loans and home equity loans and lines of credit, and construction loans. Town Square also purchases investment securities consisting primarily of mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises, and obligations of state and political subdivisions. Town Square offers a variety of deposit accounts, including passbook accounts, NOW and demand accounts, certificates of deposits, money market accounts and retirement accounts. Town Square provides financial services to individuals, families and businesses through our banking offices located in and around Ashland and Nicholasville, Kentucky.

Town Square’s executive offices are located at 1500 Carter Avenue, Ashland, Kentucky 41101. Its telephone number at this address is (606) 324-7196, and its website address is http://www.townsquarebank.com. Information on this website is not and should not be considered to be part of this Annual Report on Form 10-K.

Market Area

Our primary lending markets are in Boyd, Greenup, Lawrence and Jessamine Counties in Kentucky, and Lawrence and Scioto Counties in Ohio. Our retail deposit market includes the areas surrounding our eight offices in northeastern Kentucky, including our main office in Ashland and our branch offices in Flatwoods, Greenup, Louisa, South Shore, Catlettsburg, Cannonsburg and Nicholasville. We also operate an automated teller machine at each of our offices and have a loan production office in the Cincinnati, Ohio area.

Our market area includes both rural and urban communities. The total population base in the six counties where we operate offices was estimated to be 151,000 in 2013, and also 2012. The economic base in our lending market was in the past primarily industrial and reliant upon a small number of large employers, particularly in the steel and petroleum industries. A decline in these segments of the local economy has resulted in slow economic growth and population loss over the last several decades. However, during recent years, a diversification of our employment base into services including healthcare has offset to some extent the adverse impact of the decline of our industrial base.

Per capita incomes in the counties comprising our lending market all lag the applicable Kentucky or Ohio State averages. As of December 2014, the unemployment rate in Boyd and Jessamine Counties, Kentucky was 5.3% and 3.9%, respectively, which is lower than the national unemployment rate, while the unemployment rates in Lawrence and Greenup Counties, Kentucky were 7.4% and 6.1%, respectively which are higher than the national unemployment rate. Our market area did not experience the high growth in 2003 through 2007 that characterized many “bubble” markets across the country. As a result, although real estate values have softened, our market area has not experienced the level of decline in real estate values that has occurred in many other markets.

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

As of June 30, 2014, our market share of deposits represented 17.74% of Federal Deposit Insurance Corporation-insured deposits in Boyd, Greenup, Lawrence and Jessamine Counties in Kentucky combined, taking into account the acquisition of Town Square Financial Corporation and Town Square Bank. To effectively compete, we seek to emphasize community orientation, local and timely decision making and superior customer service.

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

During July 2010, we began selling substantially all of our fixed-rate residential mortgages to the Federal Home Loan Bank of Cincinnati (“FHLB–Cincinnati”) with servicing retained. Total proceeds from mortgages sold under this program equaled approximately $8.1 million for the twelve months ended December 31, 2014. In 2014 we also began a secondary market referral program to additional secondary market outlets with no servicing retained. The sale of our fixed-rate residential mortgage originations to the FHLB–Cincinnati along with referrals to other secondary market outlets and our increased originations of nonresidential loans, which generally have shorter terms than one- to four-family residential loans, assist in managing the interest rate risk associated with our portfolio of long-term fixed-rate one- to four-family residential loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,				September 30,
	2014		2013		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
									(Revised)
	(Dollars in thousands)
Real estate loans:
One- to four-family	$179,480	59.02%	$135,243	75.52%	$132,462	74.61%	$141,307	77.60%	$147,733	79.95%
Multi-family	5,916	1.95%	889	0.50%	1,020	0.57%	985	0.54%	2,016	1.09%
Commercial real estate	62,979	20.71%	17,321	9.67%	16,763	9.44%	16,333	8.97%	9,786	5.30%
Construction and land	5,142	1.69%	2,176	1.22%	3,840	2.16%	3,095	1.70%	5,209	2.82%
Total real estate loans	253,517	83.36%	155,629	86.90%	154,085	86.79%	161,720	88.82%	164,744	89.16%

Commercial business loans	25,523	8.39%	5,641	3.15%	5,509	3.10%	4,895	2.69%	3,722	2.01%

Consumer loans:
Home equity loans and lines of credit	7,973	2.62%	5,953	3.32%	5,872	3.31%	5,911	3.25%	5,796	3.14%
Motor vehicle	10,337	3.40%	8,902	4.97%	9,015	5.08%	6,968	3.83%	7,299	3.95%
Other	6,774	2.23%	2,960	1.65%	3,058	1.72%	2,592	1.42%	3,212	1.74%
Total consumer loans	25,084	8.25%	17,815	9.95%	17,945	10.11%	15,471	8.50%	16,307	8.83%
Total loans	304,124	100.00%	179,085	100.00%	177,539	100.00%	182,086	100.00%	184,773	100.00%

Net deferred loan fees	201		89		74		84		92
Allowance for losses	1,911		1,908		1,989		2,004		1,658
Loans, net	$302,012		$177,088		$175,476		$179,998		$183,023

Contractual Maturities and Interest Rate Sensitivity. The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	One-to		Multi-Family
	Four-	Home	Commercial	Construction	Commercial
December 31, 2014	Family	Equity	Real Estate	and Land	Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$1,767	$36	$2,629	$2,154	$11,079	$924	$18,589
More than one to two years	2,923	-	211	8	3,387	1,204	7,733
More than two to three years	627	179	111	13	2,344	3,444	6,718
More than three to five years	1,841	1,703	1,725	44	3,236	6,475	15,024
More than five to ten years	23,665	5,915	11,757	1,186	4,466	3,187	50,176
More than ten to fifteen years	26,034	140	19,504	1,084	813	434	48,009
More than fifteen years	122,623	-	32,958	653	198	1,443	157,875

Total	$179,480	$7,973	$68,895	$5,142	$25,523	$17,111	$304,124

The following table sets forth our fixed and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015. Loans are presented net of loans in process.

	Due After December 31, 2015
	Fixed	Adjustable	Total
		(In thousands)

Real Estate:
One- to four-family	$57,167	$120,546	$177,713
Multi-family and commercial real estate	7,152	59,114	66,266
Construction and land	1,000	1,988	2,988
Total real estate loans	65,319	181,648	246,967

Consumer and other loans:
Consumer.	14,996	1,191	16,187
Home equity lines-of-credit	2,592	5,345	7,937
Commercial business	9,028	5,416	14,444
Total consumer and other loans	26,616	11,952	38,568

Total	$91,935	$193,600	$285,535

One- to Four-Family Residential Real Estate Lending. A significant portion of our loan portfolio includes the origination of one- to four-family residential mortgage loans. At December 31, 2014, $179.5 million, or 59.0% of our total loan portfolio, consisted of loans secured by one- to four-family residences compared to $135.2 million, or 75.5% of our total loan portfolio at December 31, 2013.

Historically, we have originated both fixed-rate and adjustable-rate one- to four-family mortgage loans. At December 31, 2014, 32.3% of our total one- to four-family mortgage loans were fixed-rate loans and 67.7% were adjustable-rate loans.

Our fixed-rate one- to four-family residential mortgage loans are generally underwritten according to secondary market standards (e.g., Freddie Mac guidelines), and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2014 was generally $417,000 for single-family homes in our market area. We also originate adjustable rate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” The majority of our residential loans are secured by properties located in our market area.

We generally limit the loan-to-value ratios of our mortgage loans to 80% of the sales price or appraised value, whichever is lower. Loans with certain credit enhancements, such as private mortgage insurance, may be made with loan-to-value ratios up to 95%. Our fixed-rate one- to four-family mortgage loans typically have terms of 15 or 30 years.

Although we have offered adjustable-rate loans for many years, beginning in fiscal 2010 we began to increase our emphasis on such loans, subject to demand for such loans in a lower interest rate environment, and to increase the sale of fixed-rate mortgage loans that we originate, in order to enhance the interest rate sensitivity of our loan portfolio. Our owner-occupied adjustable-rate one- to four-family residential mortgage loans generally have fixed rates for initial terms of five years, and adjust annually thereafter at a margin (generally of 3.5% for owner-occupied properties) over the weekly average yield on U.S. Treasury securities adjusted to a constant maturity of one year. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan. Our adjustable-rate loans carry terms to maturity of up to 30 years.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because, as interest rates increase, they periodically reprice and the required payments due from the borrower also increase (subject to rate caps), and the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on most of our adjustable-rate loans generally do not adjust for five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

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

Until fiscal 2010, we generally retained in our portfolio all of the loans that we originated. In July 2010, as part of our interest rate risk management strategy, we initiated a secondary market program focused on reducing the origination of fixed-rate residential mortgage loans for our portfolio and selling some or all of our fixed rate mortgage originations in the FHLB–Cincinnati Mortgage Purchase Program, with servicing retained. For the year ended December 31, 2014, we sold approximately $8.1 million in fixed-rate mortgage loans to the FHLB–Cincinnati. We expect that loans sold under this program will continue to increase. As an enhancement to our mortgage program, in 2014 we began a secondary market referral program to various secondary market outlets with no servicing retained.

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

Consumer Lending and Home Equity Loans and Lines of Credit. At December 31, 2014, $8.0 million, or 2.6% of our total loan portfolio, consisted of home equity loans and lines of credit, and $17.1 million, or 5.6% of our total loan portfolio consisted of motor vehicles and other consumer loans, compared to $5.9 million, or 3.3% of our total loan portfolio, and $11.9 million, or 6.6% of our total loan portfolio, respectively, at December 31, 2013. In order to reduce the term of our loans and enhance the yields thereof, we intend to increase our consumer loans and home equity loans and lines of credit over the next three years.

Currently, our consumer loans include, among other loans, new and used automobile and truck loans, recreational vehicle loans and personal loans.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or that are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. In determining whether to make a consumer loan, we consider the appraised value of collateral, and the borrower’s residence, employment history, annual income and debt service ratio which, including all mortgage payments and the credit line payment, generally may not exceed 40% of gross monthly income without prior approval of Town Square’s credit committee or senior officer with appropriate lending authority.

We offer home equity loans and lines of credit secured by a first or second mortgage on residential property (principal dwelling, condominium, etc.). Home equity loans and lines of credit are made with fixed or adjustable rates, and with combined loan-to-value ratios up to 85% on an owner-occupied principal residence and up to 80% on a second home, condominium or vacation home. On a limited basis, loan-to-value ratios may exceed 90% of appraised value if approved by Town Square’s credit committee or senior officer with appropriate lending authority.

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

Commercial Real Estate and Multi-Family Loans. At December 31, 2014, our commercial real estate loans totaled $63.0 million and our multi-family loans totaled $5.9 million compared to $17.3 million and $889,000, respectively, at December 31, 2013. Subject to market conditions, we intend to continue to increase the proportion of these nonresidential real estate loans in our portfolio over the next few years.

Maturities for our commercial real estate and multi-family loans generally do not exceed 15 years, although exceptions may be made for terms of up to 20 years. Rates are generally adjustable based upon the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year or another floating index. The maximum loan-to-value ratio is 80% on our owner-occupied commercial real estate loans. The maximum loan-to-value ratio on one- to four-family residential rental properties, and office or retail non-owner-occupied commercial real estate or rental properties with greater than five units is 75%. We generally require a first mortgage on all commercial real estate loans, as well as a debt service coverage ratio of 1.25:1.

Set forth below is information regarding our commercial real estate loans at December 31, 2014.

Type of Loan	Number of Loans	Balance
		(In thousands)

Office	66	$17,714
Industrial	26	4,113
Retail	38	14,208
Mixed use	6	1,776
Church	14	3,760
Other	88	21,408
Total	238	$62,979

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

Commercial Business Loans. Our portfolio of commercial business loans increased to $25.5 million, or 8.4% of our total loan portfolio at December 31, 2014 from $5.6 million, or 3.2% of our total loan portfolio at December 31, 2013. Our commercial business loans generally consist of regular lines of credit and revolving lines of credit to businesses to finance short-term working capital needs like accounts receivable and inventory. These loans are generally priced on an adjustable-rate basis and may be secured or unsecured. We generally obtain personal guarantees with all commercial business loans. Business assets such as accounts receivable, inventory and equipment, or real estate may be used to secure lines of credit. Our revolving lines of credit typically have a maximum term of 12 months.

We also originate commercial term loans to fund long-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs. We fix the maturity of a term loan to correspond to 75% of the useful life of any equipment purchased or seven years, whichever is less. Term loans can be secured with a variety of collateral, including business assets such as accounts receivable and inventory or intermediate and long-term assets such as equipment, commercial vehicles or real estate.

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

Construction and Land Loans. At December 31, 2014, $5.1 million, or 1.7% of our total loan portfolio consisted of construction and land loans, compared to $2.2 million, or 1.2% of our total loan portfolio at December 31, 2013. We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans. These construction loans have higher risk based interest rates and terms. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.

We also make construction loans for the construction of homes “on speculation.” These loans are for “pre-sold” and “spec” homes, and no more than two such loans may be outstanding to one borrower at any time. These loans generally have initial maximum terms of nine months, although the term may be extended to up to 18 months. The loans generally carry variable rates of interest. The maximum loan-to-value ratio of these construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less. We also make loans for the construction of commercial and multi-family buildings.

In addition, we make loans secured by unimproved land to complement our construction and non-residential lending activities. These loans have terms of up to 15 years, and maximum loan-to-value ratios of 65%.

Set forth below is information regarding our construction and land loans at December 31, 2014.

	Number of Loans	Loans in Process	Net Principal Balance	Non-Performing
		(Dollars in thousands)

One- to four-family construction	13	$50	$1,527	$-
Commercial and multi-family construction	3	-	88	-
Land Development	20	-	2,131	0
Residential land	56	-	1,396	103

Total construction and land loans	92	$50	$5,142	$103

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

Loan Approval Procedures and Authority. The aggregate amount of loans that we are permitted to make to any one borrower or group of related borrowers is generally limited to 15% of Town Square’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2014, based on the 15% limitation, Town Square’s loans-to-one-borrower limit was approximately $10.05 million. On the same date, Town Square had no lending relationships with outstanding balances in excess of this amount.

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

Our loan approval authority is based upon the knowledge and experience of our individual lending officers. Larger and more complicated loans require the approval of Town Square’s internal Credit Committee, which is chaired by the Chief Credit Officer and includes the President, Chief Executive Officer and three other senior officers with appropriate credit backgrounds. All loans on an aggregate basis exceeding $2 million require the approval of both the internal Credit Committee and Directors Credit Committee, which is chaired by the Chief Executive Officer and includes four outside directors. All loans on an aggregate basis exceeding $4 million up to our legal lending limit, require the approval of a majority of the Board of Directors.

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

In addition to the representations and warranties described above, Town Square provides credit enhancements to the FHLB-Cincinnati by sharing losses with other members of the program in an aggregated pool.  A Fixed Lender Risk Account (“LRA”) has been established and is maintained by the FHLB-Cincinnati on behalf of Town Square and other members selling mortgages to the FHLB-Cincinnati.  The LRA amount is established as a percentage applied to the sum of the initial unpaid principal balance of each mortgage in the Aggregated Pool at the time of the purchase of the mortgage as determined by the FHLB-Cincinnati and is funded by the deduction from the proceeds of sale of each mortgage in the Aggregated Pool to the FHLB-Cincinnati. Town Square had on deposit with the FHLB-Cincinnati $712,000 at December 31, 2014 and $592,000 at December 31, 2013 in these LRA’s.  These accounts are held by the FHLB-Cincinnati and Town Square bears the risk of receiving less than 100% of its LRA contribution in the event of losses, either by Town Square or other members selling mortgages in the aggregated pool.  Any losses will be deducted first from the individual LRA contribution of the institution that sold the mortgage of which the loss was incurred. If losses incurred in the aggregated pool are greater than the member’s LRA contribution, such losses will be deducted from the LRA contribution of other members selling mortgages in that aggregated pool.  Any portion of the LRA not used to pay losses will be released over a thirty year period and will not start until the end of five years after the initial fill-up period.  Town Square has not had any of the LRA amounts released as of December 31, 2014.  Unless Town Square is required to buy back a loan because it did not meet the criteria under the representations and warranties to be covered as part of the aggregated pool, the credit risk is limited to the amount provided in the LRA.

All of the loans sold during the periods ended December 31, 2014 and 2013 were subject to these representations and warranties. As of December 31, 2014 there have been no required repurchases of loans sold, there have been no recourse claims, nor does Town Square believe it has incurred any such losses. Therefore, no liabilities have been accrued for loans sold at December 31, 2014 or 2013.

Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of un-remedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the year ended December 31, 2014 and the three months ended December 31, 2013, we received loan servicing fees of $85,000 and $16,000, respectively. As of December 31, 2014 and December 31, 2013, the principal balance of loans serviced for the FHLB-Cincinnati totaled $37.0 million and $32.9 million, respectively.

We currently purchase whole loans or interests in loans from third parties, which includes loans to health care professionals and motor vehicle loans.

The following table shows our loan origination and principal repayment activity for loans originated during the periods indicated. One- to four-family loans included $22.4 million, $9.0 million and $12.2 million of adjustable rate mortgage loans originated during the year ended December 31, 2014 and three months ended December 31, 2013 and year ended September 30, 2013, respectively. Loans are presented net of loans in process.

	Year Ended	Three Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2014	2013	2013

	(Dollars in thousands)

Total loans at beginning of period	$179,085	$177,539	$182,086

Loans originated:
Real estate loans:
One- to four-family	23,700	9,905	28,237
Multi-family	1,249	-	-
Commercial real estate	14,074	1,386	2,409
Construction and land	1,302	89	1,499
Total real estate loans	40,325	11,380	32,145
Commercial and industrial loans	5,247	435	1,363
Consumer loans:
Home equity loans and lines of credit	1,253	673	1,770
Motor vehicle	6,180	1,028	4,266
Other	3,637	383	1,946
Total loans originated	56,642	13,899	41,490

Loans purchased:
Real estate loans:
One- to four-family	41,752	-	-
Multi-family	3,838	-	-
Commercial real estate	34,554	-	-
Construction and land	9,443	-	-
Total real estate loans	89,587	-	-
Commercial and industrial loans	22,402	-	-
Consumer loans:
Home equity loans and lines of credit	2,151	-	-
Motor vehicle	1,493	-	2,057
Other	3,488	-	-
Total loans purchased	119,121	-	2,057

Loans sold:
Real estate loans:
One- to four-family	7,535	1,973	11,420
Multi-family	-	-	-
Commercial real estate	-	-	-
Construction and land	-	-	-
Commercial business loans	-	-	-
Consumer loans	-	-	-
Total loans sold	7,535	1,973	11,420
Deduct:
Principal repayments	43,189	10,380	36,674
Net other	-	-	-

Net loan activity	125,039	1,546	(4,547)
Total loans at end of period	$304,124	$179,085	$177,539

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

Delinquent Loans. The following table sets forth our loan delinquencies still accruing, non-accrual loans, by type and amount at the dates indicated, and excludes PCI loans.

Selected Loan Delinquencies

	At December, 31				At December, 31
	2014				2013
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More	Non-	Days	Days	or More	Non-
	Past Due	Past Due	Past Due	Accrual
	Still Accruing	Still Accruing	Still Accruing		Past Due	Past Due	Past Due	Accrual
	(In thousands)
Real estate loans:
One- to four-family	$1,719	$78	$-	$2,223	$280	$11	$-	$810
Multi-family	-	-	-	-	-	-	-	-
Commercial real estate	884	-	-	578	-	-	-	36
Construction and land	-	-	-	103	41	-	-	80
Total real estate loans	2,603	78	-	2,904	321	11	-	926
Commercial and industrial loans	245	-	-	396	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	85	23	-	1	17	-	-	-
Motor vehicle	102	4	-	21	15	8	-	-
Other	33	4	-	31	2	8	-	-
Total consumer loans	220	31	-	53	34	16	-	-
Total delinquent loans	$3,068	$109	$-	$3,353	$355	$27	$-	$926

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as set forth below. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Thus, the homogenous pools are not considered for classification or special mention status. At December 31, 2014, December 31, 2013 and September 30, 2013, all loans classified as substandard were comprised of loans that were individually evaluated for impairment and loans that were deemed to be impaired were subsequently adjusted and are carried at fair value.

	At December 31,	At December 31,	At September 30,
	2014	2013	2013
	(Dollars in thousands)
Special mention assets	$6,284	$3,214	$3,331
Substandard assets	8,812	2,654	2,799
Doubtful assets	-	-	-
Loss assets	-	-	-
Total classified assets	$15,096	$5,868	$6,130

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

Non-performing Assets

	At December 31,		At September 30,
	2014	2013	2013	2012	2011
	(In thousands)
Non-accrual loans:
Real estate loans:
One- to four-family	$2,223	$810	$601	$972	$2,158
Multi-family	-	-	-	-	495
Commercial real estate	578	36	35	-	-
Construction and land	103	80	80	-	-
Total real estate loans	2,904	926	716	972	2,653
Commercial and industrial loans	396	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	1	-	-	15	19
Motor vehicle	21	-	2	-	21
Other	31	-	-	-	4
Total nonaccrual loans	3,353	926	718	987	2,697

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	-	-	-	-	-
Multi-family	-	-	-	-	-
Commercial real estate	-	-	-	307	-
Construction and land	-	-	-	-	-
Total real estate loans	-	-	-	307	-
Commercial and industrial loans	-	-	-	14	-
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	-
Motor vehicle	-	-	-	-	-
Other	-	-	-	-	-
Total accruing loans past due 90 days or more	-	-	-	321	-
Total of nonaccrual and 90 days or more past due loan	3,353	926	718	1,308	2,697

Real estate owned:
One- to four-family	429	85	85	566	87
Multi-family	-	-	-	-	-
Commercial	1,371	290	290	435	-
Other	58	-	-	-	-
General Valuation Allowance	-	-	-	-	-
Total real estate owned	1,858	375	375	1,001	87
Total nonperforming assets	5,211	1,301	1,093	2,309	2,784
Troubled debt restructurings, still accruing	-	-	-	-	-
Troubled debt restructurings and total nonperforming assets	$5,211	$1,301	$1,093	$2,309	$2,784

Total nonperforming loans to total loans	1.10%	0.52%	0.40%	0.72%	1.46%
Total nonperforming assets to total assets	1.26%	0.45%	0.38%	0.73%	0.85%
Total nonperforming assets and troubled debt restructurings to
total assets	1.26%	0.45%	0.38%	0.73%	0.85%

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

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as impaired to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated on a quarterly basis.

In addition, as an integral part of their examination process, the OCC will periodically review our allowance for loan losses, and they may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

Analysis of Loan Loss Experience

	Year Ended	Three Months Ended	Years Ended
	December 31,	December 31,	September 30,
	2014	2013	2013	2012	2011
	(Dollars in thousands)

Allowance at beginning of period	$1,908	$1,989	$2,004	$1,658	$1,134
Provision for loan losses	504	-	106	902	615
Charge offs:
Real estate loans
One- to four-family	462	88	188	443	83
Multi-family	-	-	-	-	-
Commercial real estate	-	-	-	151	-
Construction and land	49	-	-	-	-
Commercial and industrial loans	8	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	-	-	-	10	-
Motor vehicle	28	-	7	28	-
Other	46	11	2	1	11
Total charge-offs	593	99	197	633	94

Recoveries:
Real estate loans
One- to four-family	(6)	(2)	(7)	(15)	(2)
Multi-family	-	-	-	-	-
Commercial real estate	(60)	(16)	(68)	(52)	-
Construction and land	-	-	-	-	-
Commercial and industrial loans	(13)	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	-
Motor vehicle	(6)	-	(1)	(10)	-
Other	(7)	-	-	-	(1)
Total recoveries	(92)	(18)	(76)	(77)	(3)
Net charge-offs (recoveries)	501	81	121	556	91

Allowance at end of period	$1,911	$1,908	$1,989	$2,004	$1,658

Allowance to nonperforming loans	56.99%	206.05%	277.02%	153.21%	61.48%
Allowance to total loans outstanding at the end of the period	0.63%	1.07%	1.12%	1.10%	0.90%
Net charge-offs (recoveries) to average loans outstanding during the period	0.16%	0.05%	0.07%	0.31%	0.05%

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

	At December 31,			At December 31,			At September 30,
	2014			2013			2013
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
				(Dollars in thousands)
Real estate loans:
One- to four-family	$1,724	90.21%	0.57%	$1,744	91.40%	0.98%	$1,806	90.80%	1.02%
Multi-family	16	0.84%	0.01%	6	0.31%	0.00%	7	0.35%	0.00%
Commercial real estate	33	1.73%	0.01%	51	2.67%	0.03%	50	2.51%	0.03%
Construction and land	13	0.68%	0.00%	17	0.89%	0.01%	16	0.80%	0.01%
Total real estate loans	1,786	93.46%	0.59%	1,818	95.28%	1.02%	1,879	94.47%	1.06%
Commercial and industrial loans	62	3.24%	0.02%	8	0.42%	0.00%	8	0.40%	0.00%
Consumer loans:
Home equity loans and lines of credit	7	0.37%	0.00%	11	0.58%	0.01%	8	0.40%	0.00%
Motor vehicle	34	1.78%	0.01%	31	1.62%	0.02%	24	1.21%	0.01%
Other	22	1.15%	0.01%	10	0.52%	0.01%	12	0.60%	0.01%
Total consumer	63	3.30%	0.02%	52	2.73%	0.03%	44	2.21%	0.02%
Unallocated	-	0.00%	0.00%	30	1.57%	0.02%	58	2.92%	0.03%
Total allowance for loan losses	$1,911	100.00%		$1,908	100.00%		$1,989	100.00%

	At September 30,
	2012			2011
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate loans:
One- to four-family	$1,248	62.28%	0.68%	$1,167	70.39%	0.63%
Multi-family	-	0.00%	0.00%	16	0.97%	0.01%
Commercial real estate	567	28.29%	0.31%	129	7.78%	0.07%
Construction and land	9	0.45%	0.00%	56	3.38%	0.03%
Total real estate loans	1,824	91.02%	0.99%	1,368	82.51%	0.74%
Commercial and industrial loans	47	2.35%	0.03%	49	2.96%	0.03%
Consumer loans:
Home equity loans and lines of credit	40	2.00%	0.02%	83	5.01%	0.04%
Motor vehicle	81	4.04%	0.04%	104	6.27%	0.06%
Other	12	0.60%	0.01%	54	3.26%	0.03%
Total consumer	133	6.64%	0.07%	241	14.54%	0.13%
Unallocated	-	0.00%	0.00%	-	0.00%	0.00%
Total allowance for loan losses	$2,004	100.00%		$1,658	100.00%

The allowance for loan losses was $1.9 million, or 0.63% of total loans at December 31, 2014 compared to $1.9 million, or 1.07% of total loans, at December 31, 2013. Provision of $504,000 was recorded for the 12 months ended December 31, 2014. No provision was recorded for the three months ended December 31, 2013. We had net charge-offs of $501,000 for the twelve months ended December 31, 2014 compared to $81,000 for the three months ended December 31, 2013. Total nonperforming loans were $3.4 million at December 31, 2014 compared to $926,000 at December 31, 2013. At December 31, 2014, December 31, 2013 and September 30, 2013, we had no specific allocations of the allowance related to impaired loans. As a percentage of nonperforming loans, the allowance for loan losses was 33.78% at December 31, 2014 compared to 206.1% at December 31, 2013. The increase in the provision and resulting allowance for loan losses for the year ended December 31, 2014 compared to the year ended December 31, 2013 reflected net charge-offs for the twelve months ended December 31, 2014.

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

Our Board of Directors is responsible for monitoring compliance with our investment policy. The investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors. A management committee made up of four of the highest ranking officers or a combination of directors and officers may purchase investments based on recommendations of the Asset/Liability Committee and submit the purchase to the full Board of Directors at the next scheduled meeting.

Our current investment policy permits investments in securities issued by the United States Government and its agencies or government sponsored enterprises, including residential mortgage-backed securities, municipalities, school boards and fully insured certificates of deposit. We maintain investment securities concentration limits that we periodically amend based on market conditions and changes in our assets. Current concentration restrictions limit investments to no more than $50 million of mortgage-backed securities per each U.S. Government-sponsored enterprise, $25 million of securities per each U.S. Government agency, $5 million per each issuing municipal authority and an aggregate of $30 million of all municipal investments. Our investment policy also permits investment in FHLB-Cincinnati stock.

At December 31, 2014, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of equity at that date.

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

At December 31, 2014, none of the collateral underlying our securities portfolio was considered subprime or Alt-A and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

State and Political Subdivision Debt Securities. We have purchased primarily bank-qualified and rated general obligation and revenue bonds of certain state and political subdivisions, which provide interest income that is mostly exempt from federal income taxation. All purchases are approved by Town Square’s Board of Directors and are reviewed each quarter. At December 31, 2014, substantially all of our state and political subdivision portfolio consisted of revenue bonds issued by the Commonwealth of Kentucky.

U.S. Government and Federal Agency Obligations. We may invest in U.S. Government and federal agency securities. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and for prepayment protection.

Residential Mortgage-Backed Securities. Residential mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. We also invest in mortgage-backed securities commonly referred to as “pass-through” certificates. The principal and interest of the loans underlying these certificates “pass through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in residential mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Town Square. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. Most of our mortgage-backed securities are either backed by Ginnie Mae, a United States Government agency, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

Residential mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize our borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Federal Home Loan Bank Stock. We held common stock of the FHLB-Cincinnati in connection with our borrowing activities totaling $2.68 million at December 31, 2014, and $1.95 million at December 31, 2013. The common stock of the FHLB-Cincinnati is carried at cost and classified as restricted equity securities.

Company-Owned Life Insurance. We invest in company-owned life insurance to provide us with a funding source for our benefit plan obligations. Company-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2014, we had invested $6.8 million in company-owned life insurance.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,				At September 30,
	2014		2013		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and government sponsored entities	$14,247	$13,986	$27,260	$26,000	$27,276	$26,112
Mortgage-backed securities:
Residential	28,553	28,965	29,790	29,637	30,862	30,797
Collateralized mortgage obligations	4,644	4,565	3,834	3,611	4,065	3,894
SBA loan pools	-	-	4,190	4,291	4,192	4,192
State and political subdivisions	17,121	17,746	22,277	22,523	22,717	22,935
Total available for sale	$64,565	$65,262	$87,351	$86,062	$89,112	$87,930

Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at December 31, 2014. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

			More than One		More than Five
	One Year or Less		Year to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
December 31, 2014	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Securities available for sale:
U.S. Government agencies and government-sponsored entities	$-	0.00%	$4,006	1.59%	$10,241	1.68%	$-	0.00%	$14,247	1.65%
Mortgage-backed securities	-	0.00%	-	0.00%	2,358	1.85%	26,195	2.44%	28,553	2.39%
Collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	4,644	1.35%	4,644	1.35%
State and political subdivisions	250	3.76%	6,063	2.48%	7,840	3.15%	2,968	3.96%	17,121	3.07%
Total available for sale	$250		$10,069		$20,439		$33,807		$64,565

At December 31, 2014 we did not hold securities issued by a single issuer that exceeded 10% of stockholders’ equity.

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

Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, convenient offices and ATM locations and the favorable image of Town Square in the community to attract and retain deposits. We have also expanded our products to include debit cards, on-line banking services and mobile banking services for the convenience of our customers.

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,				At September 30,
	2014		2013		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

NOW and demand deposits	$81,824	25.32%	$28,140	13.44%	$28,858	13.28%
Money market deposits	11,956	3.70%	4,128	1.97%	4,205	1.93%
Savings and other deposits	65,604	20.30%	55,464	26.48%	59,488	27.37%
Certificates of deposit	135,897	42.06%	96,737	46.19%	99,422	45.74%
Retirement accounts	27,857	8.62%	24,971	11.92%	25,367	11.67%
Total	$323,138	100.00%	$209,440	100.00%	$217,340	100.00%

As of December 31, 2014, the aggregate amount of our outstanding time deposits in amounts greater than or equal to $100,000 was $82.6 million. The following table sets forth the maturity of these time deposits as of December 31, 2014.

Certificates
December 31, 2014	of Deposit
(In thousands)
Maturity Period:
Three months or less	$11,937
Over three through six months	11,671
Over six through twelve months	15,339
Over twelve months	43,632
Total	$82,579

The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At December 31,		At September 30,
	2014	2013	2013
	(Dollars in Thousands)
Interest Rate:
Less than 1%	$98,430	$69,995	$69,063
1.00% - 1.99%	54,966	40,263	41,934
2.00% - 2.99%	10,292	10,027	12,282
3.00% - 3.99%	66	1,423	1,509
4.00% - 4.99%	-	-	-
5.00% - 5.99%	-	-	-

Total	$163,754	$121,708	$124,788

The following table sets forth the amount and maturities of our time deposits at December 31, 2014.

	At December 31, 2014
	Period to Maturity
	Less Than One Year	Over One Year to Two Years	Over Two Years to Three Years	Over Three Years	Total	Percentage of Total Certificate Accounts
	(Dollars in thousands)

Interest Rate:
Less than 1%	$76,292	$19,320	$2,818	$-	$98,430	60.11%
1.00% - 1.99%	6,273	5,412	29,580	13,701	54,966	33.57%
2.00% - 2.99%	3,130	6,440	348	374	10,292	6.29%
3.00% - 3.99%	-	66	-	-	66	0.04%
4.00% - 4.99%	-	-	-	-	-	0.00%
5.00% - 5.99%	-	-	-	-	-	0.00%
Total	$85,695	$31,238	$32,746	$14,075	$163,754	100.00%

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

The following table sets forth information concerning balances and interest rates on our FHLB-Cincinnati advances at the date and for the noted year.

	Year Ended	Three Months Ended	Year Ended
	December 31,	December 31,	September 30,
	2014	2013	2013
	(Dollars in thousands)

Average amount outstanding during the period:
FHLB advances	$25,922	$17,170	$15,333
Weighted average interest rate during the period:
FHLB advances	1.31%	2.21%	2.94%
Balance outstanding at end of period:
FHLB advances	$17,952	$19,958	$13,230
Weighted average interest rate at end of period:
FHLB advances	1.55%	1.88%	2.94%

At December 31, 2014, based on available collateral and our ownership of FHLB-Cincinnati common stock, we had access to additional FHLB-Cincinnati advances of up to $90.2 million.

Subsidiary and Other Activities

Poage Bankshares, Inc. has two subsidiaries; Town Square Bank and Town Square Statutory Trust I. Town Square has no subsidiaries. Town Square Statutory Trust I has no subsidiaries.

Expense and Tax Allocation

Town Square has entered into an agreement with Poage Bankshares to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Town Square and Poage Bankshares have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Personnel

As of December 31, 2014, we had 101 full-time employees and 19 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

Federal Taxation

General. Poage Bankshares and Town Square are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Poage Bankshares and Town Square.

Method of Accounting. For federal income tax purposes, Town Square currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

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

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2014, Town Square had no net operating loss carry forward for federal income tax purposes.

Corporate Dividends-Received Deduction. Poage Bankshares will be able to exclude from its income 100% of dividends received from Town Square as a member of the same affiliated group of corporations.

Audit of Tax Returns. Town Square’s and Poage Bankshares’ federal income tax returns have not been audited in the most recent five-year period.

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

Town Square is exempt from both the Kentucky corporation income tax and LLET, but is subject to an annual franchise tax imposed on federally or state-chartered savings and loan associations, savings banks and other similar institutions operating in Kentucky. The tax is 0.1% of taxable capital stock held as of January 1 each year. Taxable capital stock includes an institution’s undivided profits, surplus and general reserves plus deposits and paid-up stock less deductible items. Deductible items include certain exempt federal obligations and Kentucky municipal bonds. Savings and loans that are subject to tax both within and without Kentucky must apportion their net capital.

SUPERVISION AND REGULATION

General. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Town Square may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s deposit insurance fund. Town Square is periodically examined by the Office of the Comptroller of the Currency, or OCC, to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Town Square also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, Town Square is a member of and owns stock in the FHLB-Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. Town Square’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of Town Square’s loan documents.

As a savings and loan holding company, Poage Bankshares is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. Poage Bankshares is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Set forth below are certain material regulatory requirements that are applicable to Town Square and Poage Bankshares. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Town Square and Poage Bankshares. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Poage Bankshares, Town Square and their operations.

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

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Town Square, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Town Square, will continue to be examined for compliance by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

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

The Dodd-Frank Act also required the Consumer Financial Protection Bureau to issue regulations requiring lenders to make a reasonable good faith determination as to a prospective borrower’s ability to repay a residential mortgage loan. The final “Ability to Repay” rules, which were effective January 10, 2014, establish a “qualified mortgage” safe harbor for loans whose terms and features are deemed to make the loan less risky.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations or have not been issued in final form. Their impact on our operations cannot yet fully be assessed. However, there is a significant possibility that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for Town Square and Poage Bankshares.

Federal Banking Regulation

Business Activities. A federal savings and loan association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the OCC. Under these laws and regulations, Town Square may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Town Square also may establish subsidiaries that may engage in activities not otherwise permissible for Town Square, including real estate investment and securities and insurance brokerage. The Dodd-Frank Act authorized depository institutions to commence paying interest on business checking accounts, effective July 21, 2011.

Capital Requirements. OCC regulations currently require savings and loan associations to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest rating on the CAMELS rating system), a 4% core capital to risk-weighted assets ratio and an 8% risk-based capital ratio.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 200%, assigned by the regulation, based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. Additionally, a federal savings and loan association that retains credit risk in connection with an asset sale may be required to maintain additional regulatory capital because of the recourse back to the savings and loan association. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors but also qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.

At December 31, 2014, Town Square’s capital exceeded all applicable requirements.

New Capital Rule. On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies and top-tier savings and loan holding companies with total consolidated assets of $500 million or more.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The minimum leverage ratio will be established at a uniform 4%.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. Town Square has the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in its capital calculation. Town Square is considering whether to opt out in order to reduce the impact of market volatility on its regulatory capital levels.

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

The final rule became effective for Town Square on January 1, 2015. The more stringent deduction requirements are subject to transition through January 1, 2018. The capital conservation buffer requirement will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fully implemented at 2.5% on January 1, 2019.

Town Square Bank has conducted an analysis of the application of these new capital requirements as of December 31, 2014. We have determined that Town Square Bank meets all of these new requirements, as if these new requirements had been in effect on that date.

Loans-to-One Borrower. Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2014, Town Square was in compliance with its loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings and loan association, Town Square must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Town Square must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

A federal savings and loan association that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law. At December 31, 2014, Town Square satisfied the QTL test with approximately 85.34% of its portfolio assets in qualified thrift investments.

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

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings and loan association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form. In addition, beginning in 2016, Town Square’s ability to pay dividends will be limited if Town Square does not have the capital conservation buffer required by the new capital rules, which may limit the ability of Poage Bankshares to pay dividends to its stockholders.

Liquidity. A federal savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings and loan association, the OCC is required to assess the institution’s record of compliance with the Community Reinvestment Act. A savings and loan association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice. Town Square received a satisfactory Community Reinvestment Act rating in its most recent federal examination. The Community Reinvestment Act requires all Federal Deposit Insurance-insured institutions to publicly disclose their rating. Town Square received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings and loan association’s authority to engage in transactions with its affiliates is limited by OCC regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing Regulation W promulgated by the Federal Reserve Board. An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as Town Square. Poage Bankshares is an affiliate of Town Square. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, OCC regulations prohibit a savings and loan association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OCC requires federal savings associations to maintain detailed records of all transactions with affiliates.

Town Square’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

(i)	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and

(ii)	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Town Square’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Town Square’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of credit extension involved. As of December 31, 2014 Town Square is in compliance with these credit limitations.

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

Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date a savings and loan association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for a savings and loan association that is required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the association’s assets at the time it was notified or deemed to be undercapitalized by the OCC, or the amount necessary to restore the savings and loan association to adequately capitalized status. This guarantee remains in place until the OCC notifies the saving and loan association that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the OCC has the authority to require payment and collect payment under the guarantee. Failure by a holding company to provide the required guarantee will result in certain operating restrictions on the savings and loan association, such as restrictions on the ability to declare and pay dividends, pay executive compensation and management fees, and increase assets or expand operations. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized associations, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2014, Town Square met the criteria for being considered “well-capitalized.”

In addition, the final capital rule adopted in July 2013 revises the prompt corrective action categories to incorporate the revised minimum capital requirements of that rule when it becomes effective. The OCC’s prompt corrective action standards will change when these new capital ratios become effective. Under the new standards, in order to be considered well-capitalized, Town Square would have to have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged). See “—New Capital Rule.”

Insurance of Deposit Accounts. Deposit accounts in Town Square are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The Federal Deposit Insurance Corporation charges the insured financial institutions premiums to maintain the Deposit Insurance Fund.

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

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Town Square. Management cannot predict what assessment rates will be in the future.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended December 31, 2014, the annualized FICO assessment rate equaled 0.60 basis point. The FICO assessment is based on total assets less tangible capital. The fourth quarter 2014 FICO assessment rate is 0.15 basis point. The bonds issued by the FICO are due to mature in 2017 through 2019.

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

Federal Home Loan Bank System. Town Square is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB-Cincinnati, Town Square is required to acquire and hold shares of capital stock in the FHLB-Cincinnati. As of December 31, 2014, Town Square was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Town Square are subject to state usury laws and federal laws concerning interest rates. Town Square’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act;

•	the Biggert-Waters Flood Insurance Reform Act of 2012; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

In addition, the Consumer Financial Protection Bureau issues regulations and standards under these federal consumer protection laws that affect our consumer businesses. These include regulations setting “ability to repay” and “qualified mortgage” standards for residential mortgage loans and mortgage loan servicing and originator compensation standards. Town Square devotes significant compliance, legal and operational resources to compliance with consumer protection regulations and standards.

The operations of Town Square also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21 st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings and loan associations operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

•	Volcker Rule, which on December 10, 2013, in implementing section 619 of the Dodd-Frank Act, was approved by the OCC, the Federal Reserve, the FDIC, the SEC and the Commodities Futures Trading Commission (“CFTC”). The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market making and hedging activities. U.S. banks will be restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. The Company does not believe the Volcker Rule will have a significant effect on operations.

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

Capital. When it reaches $500 million in total assets, Poage Bankshares, Inc. will be subject to the Federal Reserve Board’s capital adequacy regulations for savings and loan holding companies (on a consolidated basis). These capital standards have historically been similar to, though less stringent than, those of the OCC for Town Square. The Dodd-Frank Act, however, required the Federal Reserve Board to establish, for all savings and loan holding companies with total assets of $500 million or more, minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board and effective January 1, 2015, all such savings and loan holding companies will be subject to regulatory capital requirements that are the same as the new capital requirements for Town Square. These new capital requirements include provisions that, when applicable, might limit the ability of Poage Bankshares, Inc. to pay dividends to its stockholders or repurchase its shares. See “—Federal Banking Regulation—New Capital Rule.” Poage Bankshares, Inc. has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2014, and has determined that it meets all of these new requirements, including the full 2.5% capital conservation buffer, and would be well-capitalized, if these new requirements had been in effect on that date.

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

Dividends. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a savings and loan holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the savings and loan holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of Poage Bankshares to pay dividends or otherwise engage in capital distributions.

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

We are vulnerable to changes in interest rates including the shape of the yield curve because of a mismatch between the terms to repricing of our assets and liabilities. Historically, our liabilities repriced more quickly than our assets, which made us vulnerable to increases in interest rates. For the years ended December 31, 2014 and September 30, 2013, our net interest margin was 4.16% and 3.27%, respectively and for the three months ended December 31, 2013 our net interest margin was 3.54%. Our Asset/Liability Management Committee utilizes a computer simulation model to provide an analysis of estimated changes in net interest income in various interest rate scenarios. At December 31, 2014, in the event of an immediate 100 basis point decrease in interest rates, our model projects an increase in our net portfolio value of $573,000, or 0.65%. In the event of an immediate 200 basis point increase in interest rates, our model projects a decrease in our net portfolio value of $1.7 million, or 2.00%.

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

We Have Increased and Plan to Continue to Increase Our Levels of Commercial Real Estate, Multi-Family, Commercial Business and Construction and Land Loans, Which Would Increase Our Exposure to Credit Risks.

At December 31, 2014, our portfolio of commercial real estate, multi-family, commercial business and construction and land loans totaled $99.6 million, or 32.7% of our total loans, compared to $26.0 million, or 14.5% of our total loans at December 31, 2013. We intend to continue to emphasize the origination of these types of loans consistent with safety and soundness.

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

Historically, it has often been difficult for thrift institutions to originate adjustable-rate mortgage loans with a spread that compares favorably with the cost of funds. In addition, borrower demand for adjustable-rate mortgage loans decreases significantly during periods of low interest rates, including the current low interest rate environment. During the year ended December 31, 2014, we were able to originate $22.4 million of adjustable-rate mortgage loans, most of which carried rates that adjust annually after five years at a spread of 3.5% over the applicable index (the weekly average yield on United States Treasury securities). At December 31, 2014, $130.6 million, or 42.9% of our total loan portfolio, consisted of adjustable-rate mortgage loans.

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

Our loan portfolio includes a substantial number of motor vehicle loans, as well as other consumer loans. At December 31, 2014, our consumer loans totaled $25.1 million, or 8.2% of our total loan portfolio, of which motor vehicle loans totaled $10.3 million, or 3.4% of total loans.

As of December 31, 2014, we had $24,000 of motor vehicle loans delinquent 60 days or more, which was 1.0% of total delinquent loans 60 days or more past due. For the twelve months ended December 31, 2014, we had charge-offs of motor vehicle loans totaling $6,000. As we continue to increase our automobile loan portfolio, we may experience increased delinquencies and charge-offs in future periods.

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

If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.63% of total loans at December 31, 2014, future additions to our allowance could materially decrease our net income.

In addition, the OCC periodically reviews our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities might have a material adverse effect on our financial condition and results of operations.

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

In addition, the FDIC may increase deposit insurance fees and expenses. In particular, if our regulators issue downgraded ratings of Town Square in connection with their examinations, the FDIC could impose significant additional fees and assessments on us.

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

Our lending market area consists of Greenup, Lawrence, Boyd and Jessamine Counties in Kentucky, and Lawrence and Scioto Counties in Ohio. Five of these six counties have experienced minimal changes in population and households from April 1, 2010 to July 1, 2013, including population growth or shrinkage of -1.1%, 0.0%, -1.3%, 3.3%, -0.9% and -1.7%, respectively. In addition, five of these six counties have recorded only modest changes in the number of households from 2000 to 2010, consisting of household growth or shrinkage of 5.7%, 8.9%, 0.3%, 29.5%, 2.9% and -1.5%, respectively. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in part, to the real estate market, which has been weakened by the recession. While we believe our lending market area has not been as adversely affected by the real estate crisis as some other areas of the country, real estate values and demand have softened and we remain vulnerable to adverse changes in the real estate market. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control, could negatively affect our financial results. Finally, negative developments in the securities markets could adversely affect the value of our securities.

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

Government Responses to Economic Conditions May Adversely Affect Our Operations, Financial Condition and Earnings.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has changed the bank regulatory framework. For example, it has created an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, established more stringent capital standards for banks and bank holding companies and gives the Federal Reserve Board exclusive authority to regulate savings and loan holding companies. The legislation has also resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Town Square, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. Banks and savings institutions with $10.0 billion or less in assets will continue to be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws. The Dodd-Frank Act also requires the federal banking agencies to promulgate rules requiring mortgage lenders to retain a portion of the credit risk related to loans that are securitized and sold to investors. We expect that such rules would make it more difficult for us to sell loans into the secondary market. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and in the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans.

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

The Short-Term and Long-Term Impact of the Changing Regulatory Capital Requirements and New Capital Rules is Uncertain.

On July 9, 2013, the OCC and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies and top-tier savings and loan holding companies with total consolidated assets of $500 million or more. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for Town Square on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Under the new capital standards, in order to be well-capitalized, Town Square would be required to have a common equity to tier 1 capital ratio of 6.5% and a tier 1 capital ratio of 8.0%. We have conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2014 and have determined that Town Square meets all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect on that date.

The application of more stringent capital requirements for Town Square could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, Town Square’s ability to pay dividends will be limited if Town Square does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to stockholders. See “Regulation and Supervision—Federal Banking Regulation—New Capital Rule.”

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In our six-county market area, including Boyd, Greenup, Lawrence and Jessamine Counties in Kentucky and Lawrence and Scioto Counties in Ohio, there are a total of 26 commercial bank and savings institution competitors, along with several credit union competitors.  The commercial banks and savings institutions operate a total of 101 branch offices in those counties, containing $2.7 billion of deposits.  The commercial bank and savings institution competitors include larger institutions with nationwide or regional operations, and local community institutions such as us that serve the local markets only.  The credit union competitors consist of local community based institutions. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we can, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Item 1—Business—Town Square—Market Area” and —“Competition.”

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

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. We will continue to face additional challenges maintaining our reputation with respect to customers of Town Square in our current market area and in building our reputation in the new market areas that we serve as a result of the acquisition of Town Square Financial and Town Square Bank and will serve as a result of the acquisition of Commonwealth Bank.

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

The Issuance of Awards Under Our Stock-Based Benefit Plans Will Dilute Your Ownership Interest.

On January 8, 2013, the shareholders of Poage Bankshares approved the Poage Bankshares, Inc. 2013 Equity Incentive Plan (the “Plan”) for employees and directors of Poage Bankshares. The Plan authorizes the issuance of up to 472,132 shares of Poage Bankshares common stock, with no more than 134,895 of shares as restricted stock awards and 337,237 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Plan may not be less than the fair value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted. If awards under the Plan are funded from the issuance of authorized but unissued shares of common stock, Poage Bankshares stockholders would experience a dilution of their ownership interest. On April 16, 2013, the board of directors awarded the authorized 134,895 restricted shares as designated by the compensation committee and through December 31, 2014 have granted 320,000 stock option awards and restricted shares. The implementation of any additional stock-based benefit plans in the future would cause further dilution of such ownership interests.

The Price of Poage Bankshares Common Stock Might Decrease As a Result of our Acquisition of Commonwealth Bank and May Be Affected By Factors Different from Those Affecting the Shares of Poage Bankshares Prior to the Acquisition.

Poage Bankshares common stock could decline in value due the acquisition of Commonwealth Bank. For example, during the twelve month period ending on December 31, 2014, the price of Poage Bankshares common stock varied from a low of $12.46 to a high of $16.60 and ended that period at $14.87. The market value of Poage Bankshares common stock fluctuates based upon general market economic conditions, Poage Bankshares’ business and prospects and other factors.

Poage Bankshares’ business differs in important respects from that of Commonwealth Bank, and, accordingly, the results of operations of the combined company and the market price of Poage Bankshares common stock in the future may be affected by factors different from those that affected the independent results of operations of Poage Bankshares.

Poage Bankshares May Fail to Realize the Anticipated Benefits of the Acquisitions, and the Value of the Poage Bankshares Stock May Decline.

The success of the acquisitions of Town Square Financial and Commonwealth Bank will depend on, among other things, Poage Bankshares’ ability to realize anticipated cost savings and to combine the businesses of Poage Bankshares and with the business of Town Square Financial and Commonwealth Bank in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of Town Square Financial and Commonwealth Bank or result in decreased revenues resulting from any loss of customers. If Poage Bankshares is not able to successfully achieve these objectives, the anticipated benefits of the acquisitions may not be realized fully or at all or may take longer to realize than expected, adversely affecting the financial condition and results of operations of Poage Bankshares and the value of Poage Bankshares common stock.

Certain employees of Town Square Financial have not been and certain employees of Commonwealth Bank may not be employed by Poage Bankshares or Town Square after the acquisitions. In addition, employees of either company that Poage Bankshares has retained may elect to terminate their employment. Replacing such employees or tasking existing employees with such employees’ responsibilities could result in inconsistencies in standards, controls, procedures and policies that adversely affect the ability of both parties to maintain relationships with their respective customers and employees or the ability of Poage Bankshares to achieve the anticipated benefits of the acquisition.

Stockholder Activists Could Cause a Disruption to Poage Bankshares’ Business.

Certain institutional investors have indicated that they disagree with the strategic direction and capital allocation policies of Poage Bankshares and may seek representation on its Board of Directors through a director election contest. Poage Bankshares’ business, operating results or financial condition could be adversely affected by a director election contest and may result in, among other things:

•	Increased operating costs, including increased legal expenses, insurance, administrative expenses and associated costs incurred in connection with director election contests;

•	Uncertainties as to Poage Bankshares’ future direction could result in the loss of potential business opportunities and could (i) make it more difficult to attract, retain, or motivate qualified personnel, and (ii) strain relationships with investors and customers; and

•	If an activist investor’s nominees are elected to the Board of Directors of Poage Bankshares, it may reduce or delay Poage Bankshares’ ability to effectively execute its current business strategy and to implement new strategies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2014, the net book value of our offices was $8.0 million.

	Leased or	Year Acquired	Square	Net Book Value
Location	Owned	or Leased	Footage	of Real Property
				(Dollars in thousands)
Main office:

1500 Carter Avenue
Ashland, Kentucky	Owned	2007	12,000	$3,733

Branch offices:

1608 Argilite Road
Flatwoods, Kentucky	Owned	1969	1,728	$219

852 US 23
South Shore, Kentucky	Owned	1978	1,575	$36

119 N Main Cross Street
Louisa, Kentucky	Owned	1984	1,748	$128

501 US 23, Greenup, Kentucky	Owned	2008	1,120	$461

9431 US 60, Cannonsburg, Kentucky	Owned	2014	9,840	$1,476

150 South Main St
Nicholasville, Kentucky	Owned	2014		$1,940

3500 Court St
Catlettsburg, Kentucky	Leased	2014	598	$-

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2014, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)       Our shares of common stock are traded on the NASDAQ Capital Market under the symbol PBSK. The approximate number of holders of record of Poage Bankshares, Inc.’s common stock as of December 31, 2014 was 474. Certain shares of Poage Bankshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Poage Bankshares, Inc. common stock for each quarter of the previous two fiscal years. Poage Bankshares, Inc. began trading on the NASDAQ Capital Market on September 13, 2011. The following information was provided by the NASDAQ Stock Market.

			Closing	Dividends
	High	Low	Price	Declared
Quarter ended December 31, 2014	$15.48	$14.20	$14.87	$0.05
Quarter ended September 30, 2014	16.60	14.22	15.00	0.05
Quarter ended June 30, 2014	14.78	14.05	14.75	0.05
Quarter ended March 31, 2014	14.28	12.46	14.20	0.05
Quarter ended December 31, 2013	14.68	13.55	14.01	0.05
Quarter ended September 30, 2013	15.09	13.06	14.45	0.04
Quarter ended June 30, 2013	15.10	14.06	15.00	0.04
Quarter ended March 31, 2013	15.10	12.75	14.95	0.04

Dividend payments by Poage Bankshares, Inc. are dependent primarily on dividends it receives from Town Square, because Poage Bankshares, Inc. has no source of income other than dividends from Town Square, earnings from the investment of proceeds from the sale of shares of common stock retained by Poage Bankshares, Inc., and interest payments with respect to Poage Bankshares Inc.’s loan to the Employee Stock Ownership Plan. For more information on regulatory restrictions regarding the payment of dividends, see “Item 1—Business—Supervision and Regulation—Dividends” and “—Holding Company Regulation—Permissible Activities.” For information regarding shares of Poage Bankshares common stock that is available for issuance under equity compensation plans, see “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Other than its employee stock ownership plan, Poage Bankshares, Inc. does not have any equity compensation plans that were not approved by stockholders.

(b)	Not applicable.

(c)

Issuer repurchases. The following table sets forth information in connection with repurchases of the Poage Bankshares’ common stock for the period January 1, 2014 through December 31, 2014. On June 14, 2013, the Board of Directors authorized the repurchase of up to 161,816 shares of Poage Bankshares common stock. Subsequently, on November 19, 2013, the Board of Directors terminated the June 14, 2013 repurchase authorization, and authorized the repurchase of up to 12,650 shares of Poage Bankshares common stock, pursuant to Securities and Exchange Commission rules regarding stock repurchases during the pendency of a merger transaction with Town Square Financial Corporation. The repurchase program commenced on or about November 21, 2013 and, in accordance with applicable Securities and Exchange Commission rules, terminated prior to the mailing of the proxy statement for the approval of the acquisition of Town Square Financial by its stockholders. On May 30, 2014, the Board of Directors authorized the repurchase of up to 195,244 shares of Poage Bankshares common stock. All shares indicated below were purchased pursuant to this repurchase authorization.

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

			Total	Number of
			Number of	Shares That
			Shares	May Yet be
			Purchased	Purchased
	Total		as Part of	Under
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
	Purchased	Per Share	Plan	Plan

January 1 - January 31, 2014	-	-	-	7,650
February 1 - February 28, 2014	-	-	-	7,650
March 1 - March 31, 21014	-	-	-	-
April 1 - April 30, 2014	-	-	-	-
May 1 - May 31, 2014	2,427	14.31		-
June 1 - June 30, 2014	20,540	14.40	20,000	175,244
July 1 - July 31, 2014	-	-	-	175,244
August 1 - August 31, 2014	-	-	-	175,244
September 1 - September 30, 2014	-	-	-	175,244
October 1 - October 31, 2014	-	-	-	175,244
November 1 - November 30, 2014	-	-	-	175,244
December 1- December 31, 2014	5,462	14.63	-	175,244
Total	28,429	14.44	20,000

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and other data of Poage Bankshares for the years and at the dates indicated. The information at December 31, 2014 and 2013, and for the year ended December 31, 2014, for the three months ended December 31, 2013, and the year ended September 30, 2013 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Poage Bankshares that appear in this Annual Report on Form 10-K. The information at September 30, 2013, 2012 and 2011 and the years ended September 30, 2012 and 2011 is derived in part from audited financial statements that do not appear in this Annual Report on Form 10-K.

Selected Financial and Other Data

	At December 31,		At September 30,
	2014	2013	2013	2012	2011

	(Dollars in thousands)
Financial Condition Data:
Total assets	$414,702	$289,230	$291,008	$317,159	$327,437
Cash and cash equivalents	16,967	6,684	8,192	23,430	48,440
Investment securities	65,262	86,062	87,930	94,456	76,745
Loans held for sale	712	307	482	719	1,012
Loans receivable, net	302,012	177,088	175,476	179,998	183,023
Deposits	323,138	209,440	217,340	236,472	242,722
Federal Home Loan Bank advances	17,952	19,958	13,230	17,672	23,117
Subordinated debenture	2,697	-	-	-	-
Retained earnings	31,885	30,789	31,074	29,416	28,242
Total equity	68,151	57,658	57,905	60,582	58,573

	For the Year Ended	For the Three Months	For the Years Ended
	December 31,	December 31,	September 30,
	2014	2013	2013	2012	2011

	(Dollars in thousands)
Operating Data:
Interest and dividend income	$17,592	$2,883	$11,750	$12,983	$12,912
Interest expense	2,164	462	2,328	3,253	4,530
Net interest income	15,428	2,421	9,422	9,730	8,382
Provision for loan losses	504	-	106	902	615
Net interest income after provision for loan losses	14,924	2,421	9,316	8,828	7,767
Non-interest income	2,730	274	2,266	1,291	1,067
Non-interest expenses	15,196	2,839	8,543	8,133	7,071
Income (loss) before income taxes	2,458	(144)	3,039	1,986	1,763
Income taxes	612	16	883	407	209
Net income (loss)	1,846	(160)	2,156	1,579	1,554

	At or For the	At or For the Three Months
	Year Ended	Ended	At or For the Years Ended
	December 31,	December 31,	September 30,
	2014	2013	2013	2012	2011
					(Revised)
Performance Ratios:
Return on average assets	0.47%	(0.22%)	0.70%	0.49%	0.52%
Return on average equity	2.84%	(1.11%)	3.62%	2.57%	5.49%
Interest rate spread (1)	4.01%	3.38%	3.09%	3.01%	3.04%
Net interest margin (2)	4.16%	3.54%	3.27%	3.22%	3.08%
Noninterest expense to average assets	3.81%	3.98%	2.78%	2.52%	2.36%
Efficiency ratio (3)	83.51%	105.34%	72.23%	73.80%	74.83%
Average interest-earnings assets to average interest-bearing liabilities	127.56%	122.33%	121.23%	119.47%	101.99%
Average equity to average assets	17.54%	19.89%	19.40%	18.99%	9.46%

Capital Ratios:
Total risk-based capital to risk-weighted assets	24.34%	32.12%	31.75%	29.29%	28.19%
Tier I capital to risk-weighted assets	23.61%	30.87%	30.49%	28.03%	27.11%
Tier I capital to adjusted total assets	15.07%	16.16%	15.89%	13.78%	12.72%

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	0.63%	1.07%	1.12%	1.10%	0.90%
Allowance for loan losses as a percentage of nonperforming loans	56.99%	206.05%	277.02%	153.21%	61.48%
Net charge-offs (recoveries) to average outstanding loans during the period	0.16%	0.05%	0.07%	0.31%	0.05%
Non-performing loans as a percent of total loans	1.10%	0.52%	0.40%	0.72%	1.46%
Non-performing assets as a percent of total assets	1.26%	0.45%	0.38%	0.73%	0.85%
Other:
Number of offices	8	6	6	6	6
Loan Production office	1	1

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

Overview

We have historically operated as a traditional thrift institution headquartered in Ashland, Kentucky. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential mortgage loans, commercial and multi-family real estate loans, commercial business loans, consumer loans, consisting primarily of automobile loans, home equity loans and lines of credit, and construction loans. Since the acquisition of Town Square Financial Corporation, our focus has moved towards commercial banking. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities, including obligations of state and political subdivisions and mortgage-backed securities. At December 31, 2014, we had total assets of $414.7 million, total deposits of $323.1 million and total equity of $68.2 million.

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

Business Strategy

Highlights of our current business strategy include the following:

•	Continuing to emphasize one- to four-family residential mortgage loans while increasing our holdings of such loans with adjustable rates. We have been primarily a one- to four-family residential mortgage lender to borrowers in our market area. As of December 31, 2014, $179.5 million, or 43.3%, of our total assets consisted of one- to four-family residential mortgage loans, compared to $135.2 million, or 46.7%, of total assets at December 31, 2013. We historically have held primarily fixed-rate loans in our one- to four-family residential mortgage loan portfolio. However, in order to better manage the interest rate sensitivity of our loan portfolio, in 2009 we began to increase our emphasis on adjustable-rate mortgage loan originations subject to demand for such loans in a lower interest rate environment. In addition, in fiscal year 2010, we began selling substantially all of our new fixed-rate one- to four-family residential mortgage loans through the FHLB-Cincinnati Mortgage Purchase Program.

•

Increasing our origination of commercial real estate loans, commercial business loans, home equity loans and lines of credit, and other consumer loans. While we will continue to emphasize one- to four-family residential mortgage loans, we also intend to continue to increase our origination of nonresidential real estate loans, home equity loans and lines of credit, other consumer loans and commercial business loans in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. Between December 31, 2013 and December 31, 2014, commercial real estate loans increased $45.7 million, or 263.6%, commercial business loans increased $19.9 million, or 352.5%, home equity loans and lines of credit increased $2.0 million or 33.9%, and other consumer loans increased $5.2 million, or 44.3%. This growth is attributable to the acquisition of Town Square Financial Corporation. We expect each of these loan categories to continue to grow over the next three years. The additional capital raised in the stock offering increased our commercial real estate lending capacity by enabling us to originate more loans and loans with larger balances. See “Item 1—Business—Town Square Bank—Lending Activities—Commercial Real Estate Lending.”

•	Managing interest rate risk while enhancing to the extent practicable our net interest margin. During the last several years, we have taken steps that are intended to enhance our interest rate margin (in relation to what it would have been had we remained exclusively a residential lender) as well as our ability to manage our interest rate risk in the future. In particular, we have attempted to increase our holdings of nonresidential loans including commercial real estate loans, commercial business loans, and consumer loans, which generally have shorter terms to maturity and higher yields than fixed-rate one- to four-family mortgage loans, and which allows us to reinvest these funds into market-rate loans as interest rates change. Our portfolio of these types of loans increased significantly as a result of the acquisition of Town Square Financial Corporation. In addition, we have increased our origination of adjustable-rate one- to four-family residential loans and have developed a secondary market capability with the FHLB-Cincinnati so that we can sell our new fixed-rate one- to four-family mortgage loans that do not fit within our asset/liability management parameters.

•	Increasing our “core” deposit base. We are seeking to build our core deposit base, with particular focus on NOW accounts and non-interest bearing demand accounts. We believe such core deposits not only have favorable cost and interest rate change resistance, but also allow us greater opportunity to connect with our customers and offer them other financial services and products. As part of this plan, we added a new branch office in Greenup in 2009 and installed ATMs at all of our retail offices. In addition, we added two branches in connection with our acquisition of Town Square Financial Corporation, which increased our core deposit base by approximately $26 million. We will continue to provide our high quality service and products, including our reward checking program, as well as competitive pricing to attract deposits.

•	Expanding our banking relationships to a larger base of customers. We were established in 1889 and have been operating continuously since that time. As of June 30, 2014 (the latest date for which deposit market share information is available from the FDIC), our market share of deposits represented 17.74% of FDIC-insured deposits in Boyd, Greenup, Lawrence and Jessamine Counties in Kentucky, combined taking into account the acquisition of Town Square Bank. We will seek to expand our customer base, primarily through opportunistic acquisitions and organic growth, and offer our products and services to the new base of customers by using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services.

•

Maintaining strong asset quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our primary market area. Our nonperforming assets totaled $5.2 million, or 1.3% of total assets at December 31, 2014. Our nonperforming loans totaled $3.4 million, or 1.1% of total loans at December 31, 2014.

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

Accounting for Business Combination: During 2014, the Company completed its acquisition of Town Square Financial Corporation.  The transaction was accounted for in accordance with the acquisition method as outlined in ASC Topic 805, Business Combinations and ASC Topic 310, Receivables. The acquisition method requires: a) identification of the entity that obtains control of the acquired; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed at fair value; and d) recognition and measurement of goodwill or bargain purchase gain.

Acquired loans are recorded at their estimated fair values, which includes a credit component, and the allowance for loan losses is not carried over.  Loans with evidence of credit deterioration since origination are accounted under ASC 310-30.  Under this guidance, the Company estimates the amount and timing of expected cash flows in excess of the amount paid, which is recorded as interest income over the remaining life (accretable yield).  The excess of the contractual principal and interest over the expect cash flow is not recorded (non-accretable difference).  Loans with no evidence of credit deterioration are recorded at their estimated fair value, with the difference between fair value and amortized cost amortized or accreted into income using the interest method.  Credit deterioration post acquisition is recorded as provision expense.

Discounts or premiums on other financial instruments are also amortized or accreted into income over the life using the income method.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

At December 31, 2014, the Poage Bankshares’ assets totaled $ 414.7 million, an increase of $125.5 million, or 43.4% from $289.2 million at December 31, 2013. The increase was attributed primarily to the acquisition of Town Square Financial Corporation.

Cash and Cash equivalents increased by $10.3 million, or 153.8% to $17.0 million at December 31, 2014 from $6.7 million at December 31, 2013, primarily due to the acquisition of Town Square Financial Corporation and the sale of $19.7 million in available for sale securities.

Loans held for sale increased $405,000, or 131.9%, to $712,000 at December 31, 2014 from $307,000 at December 31, 2013.

Loans receivable, net, increased $124.9 million, or 70.5%, to $302.0 million at December 31, 2014 from $177.1 million at December 31, 2013. Non-performing loans increased $2.5 million, or 270.0%, from $926,000 at December 31, 2013 to $3.4 million at December 31, 2014. These increases were primarily due to the acquisition of Town Square Financial Corporation.

Securities available for sale decreased by $20.8 million, or 24.2%, to $65.3 million at December 31, 2014 from $86.1 million at December 31, 2013. This decrease is due to $41.0 million in sales, calls, regular maturities and principal payments partially offset by an increase of securities totaling $14.7 million attributable to the acquisition of Town Square Financial Corporation and purchases totaling $3.9 million.

Deposits increased $113.7 million, or 54.3%, to $323.1 million at December 31, 2014 from $209.4 million at December 31, 2013. The increase was primarily attributable to the acquisition of Town Square Financial Corporation.

Federal Home Loan Bank advances decreased $2.0 million, or 10.1%, to $18.0 million at December 31, 2014 from $20.0 million at December 31, 2013. This decrease in borrowings was primarily due to $82.0 million in regular principal payments and maturities offset by $65.0 million in advances and $15.0 million in borrowings acquired from Town Square Financial Corporation.

Other borrowings increased by $2.7 million to $2.7 million at December 31, 2014 from $0 at December 31, 2013 as a result of the assumption of $4.0 million of subordinated debt assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of 4,124 trust preferred securities with a liquidation amount of $1,000 per security. The subordinated debt of $2.7 million is shown as a liability. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.07% at December 31, 2014.

Total shareholders’ equity increased by $10.5 million to $68.2 million at December 31, 2014, compared to $57.7 million at December 31, 2013. The increase resulted primarily from the issuance of common stock to acquire Town Square Financial Corporation of $7.6 million, net of issuance costs, and an increase in other comprehensive income of $1.3 million, net income of $1.8 million for the year ended December 31, 2014, offset by the payment of cash dividends totaling $702,000 and repurchase of stock totaling $410,000.

Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013

General. Net income increased $284,000, or 18.2%, to $1.8 million for the year ended December 31, 2014 from net income of $1.6 for the year ended December 31, 2013. The increase reflected an increase in net interest income of $5.9 million, or 62.3%, to $15.4 million for the year ended December 31, 2014 from $9.5 million for the year ended December 31, 2013, and increase in non-interest income of $555,000, or 25.5%, to $2.7 million for the year ended December 31, 2014 from $2.2 million for the year ended December 31, 2013 offset by an increase in non-interest expense of $5.9 million, or 63.8%, to $15.2 million for the year ended December 31, 2014 from $9.3 million for the year ended December 31, 2013.

Interest Income. Interest income increased $6.0 million, or 51.8%, to $17.6 million for the year ended December 31, 2014 from $11.6 million for the year ended December 31, 2013.

Interest income on loans increased $6.1 million, or 63.6%, to $15.7 million for the year ended December 31, 2014 from $9.6 million for the year ended December 31, 2013. The average yields on loans increased to 5.68% for the year ended December 31, 2014, compared to 5.45% for the year ended December 31, 2013 and the average balance of loans increased to $275.6 million for the year ended December 31, 2014 from $175.5 million for the year ended December 31, 2013. Interest income on investment securities decreased $106,000, or 14%, to $1.8 million for the year ended December 31, 2014 from $1.9 million for the year ended December 31, 2013, reflecting a decrease in the average balance of such securities to $77.1 million at December 31, 2014 from $92.9 million at December 31, 2013 offset by an increase in the average yield to 2.35% for the year ended December 31, 2014, from 2.07% for the year ended December 31, 2013. This increase in yield is due to investing in mortgage backed securities.

Interest Expense. Interest expense increased $82,000, or 3.9%, to $2.2 million for the year ended December 31, 2014 from $2.1 million for the year ended December 31, 2013. The increase reflected an increase in the average balance on interest bearing deposits to $264.6 million at December 31, 2014 from $217.1 million at December 31, 2013, offset by a decrease in the rate paid on such deposits to 0.65% for the year ended December 31, 2014 from 0.77% for the year ended December 31, 2013. Interest expense on FHLB-Cincinnati advances and subordinated debenture increased $35,000, or 8.3% to $455,000 for the year ended December 31, 2014 from $420,000 for the year ended December 31, 2013. This increase was due to an increase of $12.7 million in the average balance of these borrowings offset by a 16 basis point decrease to 0.74% from 0.90% in the average rate paid on these borrowings.

Interest expense on certificates of deposit increased $7,000, or 0.47%, to $1.5 million for the year ended December 31, 2014 from $1.5 million for the year ended December 31, 2013. This slight increase reflected and increase in the average balance of such certificates to $156.4 million from $130.6 million offset by a decrease in the average rate paid on certificates of deposits to 0.96% for the year ended December 31, 2014 from 1.15% for the year ended December 31, 2013. Interest expense on money market deposits, savings, NOW and demand deposits increased $40,000, or 24.5%, to $203,000 for the year ended December 31, 2014 from $163,000 for the year ended December 31, 2013. The increase reflected an increase in the average balance of these deposits to $108.2 million at December 31, 2014 from $86.5 million at December 31, 2013. The average rate paid on these deposits remained unchanged at 0.19% for the year ended December 31, 2014 and 0.19% for the year ended December 31, 2013.

Net Interest Income. Net interest income increased $5.9 million, or 62.3%, to $15.4 million for the year ended December 31, 2014 from $9.5 million for the year ended December 31, 2013. The interest rate spread increased to 4.01% from 3.21%, along with an increase in the ratio of the average interest earning assets to average interest bearing liabilities to 127.56% from 121.52%. Net interest margin increased to 4.16% from 3.37%. The increase in interest rate spread and net interest margin was largely due to the acquisition of Town Square Financial .

Provision for Loan Losses. Provision for loan losses increased $398,000, or 375.5%, to $504,000 for the year ended December 31, 2014 from $106,000 for the year ended December 31, 2013. The provisions for each period were based on management’s quarterly calculations and evaluation of trends in the portfolio to insure the allowance is adequate.

Noninterest Income. Noninterest income increased $555,000, or 25.5%, to $2.7 million for the year ended December 31, 2014 from 2.2 million for the year ended December 31, 2013. The increase in noninterest income was primarily attributable to an increase in service charges on deposits of $885,000, or 155.0%, to $1.5 million for the year ended December 31, 2014 from $571,000 for the year ended December 31, 2013, and an increase in gains on sales of securities of $210,000, or 954.5%, to $232,000 for the year ended December 31, 2014, from $22,000 for the year ended December 31, 2013, offset by a decrease in recovery on fictitious loans to $0 for the year ended December 31, 2014 from $753,000 from the year ended December 31, 2013.

Noninterest Expense. Noninterest expense increased $5.9 million, or 63.8%, to $15.2 million for the year ended December 31, 2014 from $9.3 million for the year ended December 31, 2013. This increase was due largely to an increase in salaries and employee benefits of $2.4 million, an increase in data processing expense of $916,000 and an early termination fee of $872,000 attributable to the acquisition of Town Square Financial Corporation.

Provision for Income Taxes. The provision for income taxes was $612,000 for the year ended December 31, 2014 compared to $738,000 for the year ended December 31, 2013. Poage Bankshares’ effective tax rate for the year ended December 31, 2014 was 24.9% compared to 32.09% for the year ended December 31, 2013. This decrease in income tax expense and effective tax rate is primarily due to non-taxable proceeds from life insurance collected for the year ended December 31, 2014 and approximately $327,000 of expenses relating to the merger with Town Square Financial Corporation that were not deductible for income tax purposes in 2013.

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

Interest income on loans decreased $217,000, or 8.5%, to $2.3 million for the three months ended December 31, 2013 from $2.6 million for the three months ended December 31, 2012. The average yields on loans decreased to 5.28% for the three months ended December 31, 2013, compared to 5.70% for the three months ended December 31, 2012 and the average balance of loans decreased to $177.0 million for the three months ended December 31, 2013 from $179.2 million for the three months ended December 31, 2012. Interest income on investment securities increased $68,000, or 14%, to $524,000 for the three months ended December 31, 2013 from $456,000 for the three months ended December 31, 2012, reflecting a decrease in the average balance of such securities to $88.4 million at December 31, 2013 from $96.7 million at December 31, 2012 offset by an increase in the average yield to 2.37% for the three months ended December 31, 2013, from 1.89% for the three months ended December 31, 2012. This increase in yield is due to increased investment in mortgage backed securities.

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

Noninterest Income. Noninterest income decreased $101,000, or 26.9%, to $274,000 for the three months ended December 31, 2013. The decrease in noninterest income was primarily attributable to a decrease of $95,000 in gains on mortgage banking activity to $66,000 for the three months ended December 31, 2013 from $161,000 for the three months ended December 31, 2012.

Noninterest Expense. Noninterest expense increased $724,000, or 34.2%, to $2.8 million for the three months ended December 31, 2013. This increase was due largely to an increase in salaries and employee benefits of $267,000 due to an increase in the number of employees as well as the expense related to the adoption of stock based compensation plans during April and May of 2013 of $132,000 for the three months ended December 31, 2013 as well as an increase in professional fees of $340,000 for the three months ended December 31, 2013 to $514,000 related to the pending merger with Town Square Financial. We expect to incur additional expense in connection with the additional employees resulting from the acquisition.

Provision for Income Taxes. The provision for income taxes was $16,000 for the three months ended December 31, 2013 compared to $161,000 for the three months ended December 31, 2012. Poage Bankshares’ effective tax rate for the three months ended December 31, 2013 and 2012 were (11.11)% and 27.06%, respectively. This decrease in income tax expense and effective tax rate is due to incurring an operating loss for the three months ended December 31, 2013. The operating loss resulted from approximately $327,000 of expenses relating to the acquisition of Town Square Financial that are not deductible for income tax purposes.

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

Net Interest Income. Net interest income decreased $308,000 or 3.2%, to $9.4 million for the year ended September 30, 2013 from $9.7 million for the year ended September 30, 2012. The increase reflected a slight increase in our interest rate spread to 3.09% in fiscal year 2013 from 3.01% in fiscal year 2012, and a slight increase in our net interest margin to 3.27% in fiscal year 2013 from 3.22% in fiscal year 2012.

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

Due to the fact that commercial loans are a relatively new product line for Town Square and considering little historical loss basis exists, we have made qualitative adjustments to the allowance for loan losses to account for the fact that this is a new product line.  At the time of the first of these commercial loan originations, peer data provided an industry average of approximately 2% which was applied to the commercial loan portfolio in the allowance for loan loss calculation.  Over time, the continued lack of historical loss in this product line allowed some reduction of the calculation percentage.  As economic conditions, unemployment and limited growth in the local economy have worsened, these and other qualitative factors were considered in continuing adjustments to the allowance for loan losses for commercial loans, which was 3.1% of the portfolio at September 30, 2013 with no loss to date.  In addition, minimal loss history is available for the consumer loan portfolio, which was 10.1% of the portfolio at September 30, 2013.

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

Noninterest Expense. Noninterest expense increased $410,000, or 5.1%, to $8.5 million for the year ended September 30, 2013 compared to $8.1 million for the year ended September 30, 2012. This increase was due largely to an increase in salaries and employee benefits to $4.3 million for the year ended September 30, 2013 from $4.2 million for the year ended September 30, 2012 as well as an increase in other expenses of $239,000 to $1.1 million for the year ended September 30, 2013 compared to $909,000 for the year ended September 30, 2012. Personnel expenses will continue to increase as we continue to build our management and administrative teams.

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

	For the Years Ended December 31,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$275,609	$15,645	5.68%	$175,539	$9,563	5.45%
Investment securities	77,101	1,816	2.36%	92,861	1,922	2.07%
FHLB stock	2,533	102	4.03%	1,952	82	4.20%
Other interest-earning assets	15,344	29	0.19%	12,103	23	0.19%
Total interest-earning assets	370,587	17,592	4.75%	282,455	11,590	4.10%

Noninterest-earning assets	22,662			17,430
Total assets	393,249			299,885

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	108,200	203	0.19%	86,503	163	0.19%
Certificates of deposit	156,387	1,506	0.96%	130,601	1,499	1.15%
Total interest bearing deposits	264,587	1,709	0.65%	217,104	1,662	0.77%

FHLB advances	25,922	339	1.31%	15,336	420	2.74%
Subordinated Debenture	2,089	116	5.55%	-	-	-
Total interest bearing liabilities	292,598	2,164	0.74%	232,440	2,082	0.90%

Non-interest bearing liabilities:
Non-interest bearing deposits	33,089			5,957
Accrued interest payable	281			269
Other liabilities	2,290			2,382
Total non-interest bearing liabilities	35,660			8,608
Total liabilities	328,258			241,048

Total equity	64,991			58,837
	393,249			299,885

Net interest income		15,428			9,508
Interest rate spread			4.01%			3.20%
Net interest margin			4.16%			3.37%
Average interest-earning assets to average
interest-bearing liabilities		126.65%			121.52%

	For the Three Months Ended December 31,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$176,954	$2,337	5.28%	$179,235	$2,554	5.70%
Investment securities	88,378	524	2.37%	96,671	456	1.89%
FHLB stock	1,953	20	4.10%	1,953	23	4.71%
Other interest-earning assets	6,410	2	0.12%	19,825	10	0.20%
Total interest-earning assets	273,695	2,883	4.21%	297,684	3,043	4.09%

Noninterest-earning assets	16,769			21,104
Total assets	290,464			318,788

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	83,446	38	0.18%	88,063	107	0.49%
Certificates of deposit	123,126	329	1.07%	140,533	475	1.35%
Total interest bearing deposits	206,572	367	0.71%	228,596	582	1.02%

FHLB advances	17,170	95	2.21%	17,160	126	2.94%
Total interest bearing liabilities	223,742	462	0.83%	245,756	708	1.15%

Non-interest bearing liabilities:
Non-interest bearing deposits	5,991			6,361
Accrued interest payable	275			481
Other liabilities	2,674			5,563
Total non-interest bearing liabilities	8,940			12,405
Total liabilities	232,682			258,161

Total equity	57,782			60,627
Total liabilities and equity	290,464			318,788

Net interest income		2,421			2,335
Interest rate spread			3.38%			2.94%
Net interest margin			3.54%			3.12%
Average interest-earning assets to average interest-bearing liabilities		122.33%			121.13%

	For the Years Ended September 30,
	2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)

Assets:
Interest-earning assets:
Loans	$176,108	$9,780	5.55%	$181,477	$10,558	5.82%
Investment securities	94,934	1,854	1.95%	95,929	2,301	2.40%
FHLB stock	1,953	85	4.35%	1,928	82	4.25%
Other interest-earning assets	15,457	31	0.20%	22,504	42	0.19%
Total interest-earning assets	288,452	11,750	4.07%	301,838	12,983	4.30%

Noninterest-earning assets	18,514			21,132
Total assets	306,966			322,970

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	87,657	232	0.26%	88,760	376	0.42%
Certificates of deposit	134,953	1,645	1.22%	143,623	2,270	1.58%
Total interest bearing deposits	222,610	1,877	0.84%	232,383	2,646	1.14%

FHLB advances	15,333	451	2.94%	20,263	607	3.00%
Total interest bearing liabilities	237,943	2,328	0.98%	252,646	3,253	1.29%

Non-interest bearing liabilities:
Non-interest bearing deposits	6,049			5,774
Accrued interest payable	320			454
Other liabilities	3,104			2,747
Total non-interest bearing liabilities	9,473			8,975
Total liabilities	247,416			261,621

Total equity	59,550			61,349
Total liabilities and equity	306,966			322,970

Net interest income		9,422			9,730
Interest rate spread			3.09%			3.01%
Net interest margin			3.27%			3.22%
Average interest-earning assets to average interest-bearing liabilities		121.23%			119.47%

Rate/Volume Analysis

The following tables present, for the periods indicated, the dollar amount of changes in interest income and interest expense for the major categories of Town Square’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of these tables, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

Year Ended December 31,
2014 Compared to 2013	Volume	Rate	Net
		(In thousands)

Interest income:
Loans receivable	$5,665	$417	$6,082
Investment securities	(351)	245	(106)
Other interest-earning assets	29	(3)	26
Total	5,343	659	6,002

Interest expense:
Now, Savings, Money Market, and other	41	(1)	40
Certificates	270	(263)	7
FHLB advances and other borrowings	320	(285)	35
Total	631	(549)	82
Increase (decrease) in net interest income	$4,712	$1,208	$5,920

Three Months Ended December 31,
2013 Compared to 2012	Volume	Rate	Net
		(In thousands)

Interest income:
Loans receivable	$(130)	$(87)	$(217)
Investment securities	(156)	224	68
Other interest-earning assets	(27)	16	(11)
Total	(313)	153	(160)

Interest expense:
Now, Savings, Money Market, and other	(22)	(47)	(69)
Certificates	(235)	89	(146)
FHLB advances	-	(31)	(31)
Total	(257)	11	(246)
Increase (decrease) in net interest income	$(56)	$142	$86

Year Ended September 30,
2013 Compared to 2012	Volume	Rate	Net
		(In thousands)

Interest income:
Loans receivable	$(307)	$(471)	$(778)
Investment securities	(24)	(423)	(447)
Other interest-earning assets	(13)	5	(8)
Total	(344)	(889)	(1,233)

Interest expense:
Now, Savings, Money Market, and other	(5)	(139)	(144)
Certificates	(130)	(495)	(625)
FHLB advances	(145)	(11)	(156)
Total	(280)	(645)	(925)
Increase (decrease) in net interest income	$(64)	$(244)	$(308)

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

Set forth below is an analysis of the changes to the economic value of our equity (“EVE”) that would occur December 31, 2014 in the event of designated changes in the United States treasury yield curve. At December 31, 2014, the economic value of our equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

	Economic Value of Equity			EVE as %
	(Dollars in thousands)			of EV of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
+400bp	$85,056	(3,131)	(3.55%)	22.24%	128	bp
+300bp	85,712	(2,475)	(2.81%)	21.91%	95	bp
+200bp	86,425	(1,762)	(2.00%)	21.58%	62	bp
+100bp	87,365	(822)	(0.93%)	21.29%	33	bp
0bp	88,187	-	-	20.96%	-	bp
-100bp	88,760	573	0.65%	20.55%	(41)	bp
-200bp	90,410	2,223	2.52%	20.38%	(58)	bp
-300bp	98,549	10,362	11.75%	21.67%	71	bp
-400bp	110,621	22,434	25.44%	23.69%	314	bp

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB-Cincinnati. At December 31, 2014, we had $18.0 million in advances from the FHLB-Cincinnati and an additional borrowing capacity of $90.2 million.

Town Square is subject to various regulatory capital requirements administered by its primary federal regulator, the OCC. Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on Town Square and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, Town Square must meet specific capital guidelines involving quantitative measures of Town Square’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Town Square’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Town Square to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), and tangible capital to adjusted total assets (as defined).

As of December 31, 2014, based on the most recent notification from the OCC, Town Square was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed Town Square’s prompt corrective action category.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk, see “Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Poage Bankshares, Inc.

Ashland, Kentucky

We have audited the accompanying consolidated balance sheets of Poage Bankshares, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the year ended December 31, 2014, the three months ended December 31, 2013 and the year ended September 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014, three month period ended December 31, 2013 and year ended September 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Louisville, Kentucky
March 31, 2015

POAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

(Dollar amounts in thousands except per share data)

	December 31,
	2014	2013
ASSETS
Cash and due from financial institutions	$16,967	$6,684
Securities available for sale	65,262	86,062
Loans held for sale	712	307
Loans, net of allowance of $1,911 and $1,908	302,012	177,088
Restricted stock, at cost	2,921	1,953
Other real estate owned, net	1,858	375
Premises and equipment, net	9,257	6,267
Company owned life insurance	6,760	6,936
Accrued interest receivable	1,347	1,126
Goodwill	1,082	-
Other intangible assets, net	1,470	-
Deferred tax asset	2,341	1,200
Other assets	2,713	1,232
Total Assets	$414,702	$289,230

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$49,646	$6,058
Interest bearing	273,492	203,382
Total deposits	323,138	209,440
Federal Home Loan Bank advances	17,952	19,958
Subordinated debenture	2,697	-
Accrued interest payable	47	33
Other liabilities	2,717	2,141
Total liabilities	346,551	231,572

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,876,455 and 3,347,263 issued and outstanding at December 31, 2014 and 2013 respectively	39	34
Additional paid-in-capital	37,978	30,080
Retained earnings	31,933	30,789
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,259)	(2,394)
Accumulated other comprehensive income (loss)	460	(851)
Total shareholders' equity	68,151	57,658
Total liabilities and shareholders' equity	$414,702	$289,230

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended December 31, 2014, Three months ended December 31, 2013 and Year ended September 30, 2013

(Dollar amounts in thousands except per share data)

	Year ended	Three months ended	Year ended
	December 31,	December 31,	September 30,
	2014	2013	2013
Interest and dividend income
Loans, including fees	$15,645	$2,337	$9,780
Taxable securities	1,316	399	1,258
Tax-exempt securities	500	125	596
Federal funds sold and other	131	22	116
	17,592	2,883	11,750
Interest expense
Deposits	1,709	367	1,877
Federal Home Loan Bank advances and other	455	95	451
	2,164	462	2,328
Net interest income	15,428	2,421	9,422

Provision for loan losses	504	-	106
Net interest income after provision for loan losses	14,924	2,421	9,316

Non-interest income
Recovery - fictitious loans	-	-	743
Service charges on deposits	1,456	142	562
Loss on disposal of equipment	(18)	-	(9)
Gains on mortgage banking activity	564	66	701
Net gains on sales of securities	232	-	22
Income from company owned life insurance	213	49	202
Income from death benefit	243	-	-
Other	40	17	45
	2,730	274	2,266
Non-interest expense
Salaries and employee benefits	6,974	1,355	4,293
Occupancy and equipment	1,680	285	874
Data processing	1,655	187	723
Federal deposit insurance	223	25	174
Loan processing and collection	291	38	135
Foreclosed assets, net	132	2	296
Advertising	207	27	123
Professional Fees	932	514	662
Other taxes	247	63	250
Amortization of intangible assets	264	-	-
Early contract termination	872	-	-
Other	1,719	343	1,013
	15,196	2,839	8,543
Income (loss) before income taxes	2,458	(144)	3,039
Income tax expense	612	16	883
Net income (loss)	$1,846	$(160)	$2,156
Earnings (loss) per share:
Basic	$0.52	$(0.05)	$0.69
Diluted	0.52	(0.05)	0.69

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Year ended December 31, 2014, Three months ended December 31, 2013 and Year ended September 30, 2013

(Dollar amounts in thousands except per share data)

	Year ended	Three months ended	Year ended
	December 31,	December 31,	September 30,
	2014	2013	2013

Net income (loss)	$1,846	$(160)	$2,156

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	2,218	(107)	(3,759)
Reclassification adjustments for (gains) losses recognized in income	(232)	-	(22)
Net unrealized holding gains (losses) on available for sale securities	1,986	(107)	(3,781)
Tax effect	(675)	36	1,285
Other comprehensive income (loss):	1,311	(71)	(2,496)

Comprehensive income (loss)	$3,157	$(231)	$(340)

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Year ended December 31, 2014, Three months ended December 31, 2013 and Year ended September 30, 2013

(Dollar amounts in thousands except per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balances, October 1, 2012	$34	$31,979	$29,416	$(2,563)	$1,716	$60,582

Net income	-	-	2,156	-	-	2,156

Stock repurchasing	(2)	(2,256)	-	-		(2,258)

Dividends paid ($0.16/share)	-	-	(498)	-	-	(498)

ESOP compensation earned	-	56	-	135	-	191

Stock based compensation expense	2	226	-	-	-	228

Change in other comprehensive income (loss)	-	-	-	-	(2,496)	(2,496)

Balances, September 30, 2013	34	30,005	31,074	(2,428)	(780)	57,905

Net loss	-	-	(160)	-	-	(160)

Stock repurchasing	-	(71)	-	-	-	(71)

Dividends paid ($.05/share)	-	-	(125)	-	-	(125)

ESOP compensation earned	-	14	-	34	-	48

Stock based compensation expense	-	132	-	-	-	132

Change in other comprehensive income (loss)	-	-	-	-	(71)	(71)

Balances, December 31, 2013	$34	$30,080	$30,789	$(2,394)	$(851)	$57,658

Net income	-	-	1,846	-	-	1,846

Issuance of 557,621 common shares, net of issuance costs	6	7,618	-	-	-	7,624

Stock repurchasing	(1)	(409)	-	-	-	(410)

Dividends paid ($.20/share)	-	-	(702)	-	-	(702)

ESOP compensation earned	-	60	-	135	-	195

Stock based compensation expense	-	629	-	-	-	629

Change in other comprehensive income (loss)	-	-	-	-	1,311	1,311

Balances, December 31, 2014	$39	$37,978	$31,933	$(2,259)	$460	$68,151

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, 2014, Three months ended December 31, 2013 and Year ended September 30, 2013

(Dollar amounts in thousands except per share data)

	Year ended	Three months ended	Year ended
	December 31,	December 31,	September 30,
	2014	2013	2013

CASH FLOW FORM OPERATING ACTIVITIES:
Net income (loss)	$1,846	$(160)	$2,156
Adjustments to reconcile net income (loss) to net cash from
operating activities:
Depreciation	569	147	414
Provision for loan losses	504	-	106
ESOP compensation expense	195	48	191
Stock based compensation expense	629	132	228
Gains on sales of securities	(232)	-	(22)
Loss on disposal of assets	18	-	9
Loss on sale of other real estate owned	75	-	219
Amortization of core deposit intangible	264	-	-
Accretion of fair value adjustments related to loans	(1,103)	-	-
Accretion of fair value adjustments related to deposits	(49)	-	-
Amortization of fair value related to subordinated debenture	48	-	-
Net amortization on securities	677	117	891
Deferred income tax (benefit) expense	266	(28)	300
Net gain on mortgage banking activities	(564)	(66)	(701)
Origination of loans held for sale	(7,940)	(1,732)	(10,482)
Proceeds from loans held for sale	8,099	1,973	11,420
Increase in cash value of life insurance	(213)	(49)	(202)
Income from death benefit	(243)	-	-
Change in asset and liabilities, net of assets and liabilities acquired:
Accrued interest receivable	259	8	121
Other assets	(862)	28	188
Accrued interest payable	(16)	(147)	(98)
Other liabilities	282	(114)	232
Net cash from operating activities	2,509	157	4,970

CASH FLOW FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sales	19,721	-	4,145
Proceeds from calls	15,030	-	11,265
Proceeds from maturities	385	415	2,684
Purchases	(3,936)	-	(28,799)
Principal payments received	5,832	1,228	12,580
Cash paid for acquisition, net of cash acquired (See Note 21)	1,445	-	-
Loan originations and principal payments on loans, net	(7,740)	(1,723)	4,190
Proceeds from death benefit	632	-	-
Proceeds from the sale of other real estate owned	128	-	599
Purchase of properties and equipment	(2,090)	(217)	(542)
Net cash from (used in) investing activities	29,407	(297)	6,122

CASH FLOW FROM FINANCING ACTIVITIES
Net change in deposits	(3,303)	(7,900)	(19,132)
Proceeds from Federal Home Loan Bank borrowings	65,000	37,500	-
Payments on Federal Home Loan Bank borrowings	(82,006)	(30,772)	(4,442)
Cash dividend paid	(702)	(125)	(498)
Stock issuance cost paid	(212)	-
Stock repurchases	(410)	(71)	(2,258)
Net cash used in financing activities	(21,633)	(1,368)	(26,330)

DECREASE IN CASH AND CASH EQUIVALENTS	10,283	(1,508)	(15,238)

Cash and cash equivalents at beginning of year	6,684	8,192	23,430

CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,967	$6,684	$8,192

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$2,180	$707	$2,426
Income taxes	200	94	350
Stock issued for consideration paid in acquisition, net of issuance costs (See Note 21)	$7,836	$-	$-
Real estate acquired in settlement of loans	$930	$-	$192
Real estate transferred from premises and equipment	$756	$-	$-

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Poage Bankshares, Inc. (the “Company”) and the Company’s wholly owned subsidiary, Town Square Bank (the “Bank”) (which was formerly operated under the name “Home Federal Savings and Loan Association”). The Company’s principal business is the business of the Bank. Inter-company transactions and balances are eliminated in consolidation.

The Bank is a federally chartered savings and loan association. The Bank currently serves the financial needs of communities in its market area through its main office located in Ashland, Kentucky and its branch offices located in Flatwoods, South Shore, Louisa, Cannonsburg, Catlettsburg, Nicholasville and Greenup, Kentucky. The Bank also has a loan production office in the Cincinnati, Ohio area. The Bank’s business involves attracting deposits from the general public and using such deposits, together with other funds, to originate one-to-four family residential mortgage loans, commercial and multi-family real estate, construction loans primarily in its market area which includes the Kentucky counties of Boyd, Greenup, Jessamine and Lawrence and the Ohio counties of Scioto and Lawrence.

Change of Accounting Year: On August 24, 2013 the Board of Directors of the Company amended the Company’s bylaws to change the Company’s year end from September 30 of each year to December 31.

Subsidiary name change: The Board of Directors of Home Federal Savings and Loan Association elected to amend the charter to change the institution’s name from “Home Federal Savings and Loan Association” to “Town Square Bank.” The name change was effective as of June 25, 2014.

Reorganization: The Board of Directors of Home Federal Savings and Loan Association adopted a Plan of Conversion on December 21, 2010 (the “Plan”) from a federally chartered mutual savings association to a federally chartered stock savings association (“the Conversion”). The Conversion was accomplished through the amendment of the Association’s charter and the sale of common stock in an amount equal to the market value of the Association. A subscription offering the shares of the Association’s common stock was offered to the Association’s depositors, and second, to the Association’s tax-qualified employee benefit plans. No shares in the subscription were offered for sale to the general public.

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

Voting rights are held and exercised exclusively by the stockholders of the new holding company. Deposit account holders continue to be insured by the FDIC.

A liquidation account was established in the amount of $29 million which represented the Association’s retained earnings as of the latest statement of financial condition contained in the final prospectus utilized in connection with the Conversion. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Association after the Conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Association may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. Any repurchases of the Company’s common stock will be conducted in accordance with applicable laws and regulations.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within a 50 mile radius of its home office. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the immediate area. The Company held common stock of the FHLB totaling $2.9 million at December 31, 2014 and 2.0 million at December 31, 2013, and other deposits totaling $1.5 million at December 31, 2014 and $1.4 million at December 31, 2013.

Purchased Credit Impaired Loans: The Company purchases groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. If a loan is categorized as loss under the regulatory definitions of loan classifications, the loan is immediately charged off. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which are inherent in the loan portfolio at December 31, 2014 and 2013.

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

Troubled debt restructurings are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No valuation allowance was required at December 31, 2014 or 2013. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

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

Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected December 31 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years.

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

Stock-Based Compensation: Compensation cost is recognized for restricted stock awards issued to employees over the required service period, generally defined as the vesting period. The fair value of restricted stock awards is estimated by using the market price of the Company’s common stock at the date of grant. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no such expenses recognized in the year ended December 31, 2014, the three months ended December 31, 2013 and, the year ended September 30, 2013.

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions. The Bank participates in the Pentegra Defined Benefit Pension Plan for Financial Institutions. This plan covers eligible employees who were employed by the Bank prior to January 1, 2007. Employees hired subsequent to that date are not eligible to participate. The employees hired prior to January 1, 2007 continue to earn benefits under the plan. It is the policy of the Association to fund the amount that is determined by annual actuarial valuations.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. The Bank is required to maintain reserve funds in cash or on deposit with a designated depository financial institution. The required reserve at December 31, 2014 was $623,000, at December 31, 2013 was $663,000.

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

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

Adoptions of New Accounting Standards: In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments are effective for interim and annual reporting periods beginning after December 15, 2013. Early adoption and retrospective application is permitted. Adoption of this standard did not have an impact on the Company’s operations or financial position.

Newly Issued Accounting Standard Not Yet Effective: In May 2014 the FASB amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer.

These amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

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

The Company reported this event to its blanket bond insurance provider and the blanket bond insurance provider paid the Bank $824,000 in exchange for the assignment by the Company and the Bank of all claims, rights and causes of action which they could have asserted against the employee and any other person or entities which are or may be liable to the Company and the Bank related to the losses suffered, and the general release by the Company and the Bank of the blanket bond insurer and its affiliates. The Company recorded this payment during the quarter ending June 30, 2013 as recovery for the previously recognized losses, resulting in a non-recurring increase in non-interest income for the quarter and year ended September 30, 2013.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of securities available for sale at December 31, 2014 and 2013, and September 30, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses:(in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
States and political subdivisions	$17,121	$633	$(8)	$17,746
U.S. Government agencies and sponsored entities	14,247	6	(267)	13,986
Government sponsored entities residential mortgage-backed:
FHLMC	14,346	251	(7)	14,590
FNMA	14,207	177	(9)	14,375
Collateralized mortgage obligations	4,644	-	(79)	4,565
Total securities	$64,565	$1,067	$(370)	$65,262

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
States and political subdivisions	$22,277	$484	$(238)	$22,523
U.S. Government agencies and sponsored entities	27,260	-	(1,260)	26,000
Government sponsored entities residential mortgage-backed:
FHLMC	17,390	38	(134)	17,294
FNMA	12,400	61	(118)	12,343
Collateralized mortgage obligations	3,834	-	(223)	3,611
SBA loan pools	4,190	101	-	4,291
Total securities	$87,351	$684	$(1,973)	$86,062

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

The proceeds from sales of securities and the associated gross gains and losses are listed below (in thousands):

	December 31,		September 30,
	2014	2013	2013
Proceeds	$19,721	$-	$4,145
Gross gains	389	-	66
Gross losses	(157)	-	(44)

The provision for income taxes related to net realized gains and losses was $79,000 and $7,000 for the years ended December 31, 2014 and September 30, 2013, respectively, based on an income tax rate of 34%.

The amortized cost and fair value of the securities portfolio at December 31, 2014 are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31,
	2014
	Amortized	Fair
	Cost	Value
	(in thousands)
Within one year	$250	$255
One to five years	10,069	10,200
Five to ten years	18,082	18,139
Beyond ten years	2,967	3,138
Mortgage-backed securities and collateralized mortgage obligations	33,197	33,530
Total	$64,565	$65,262

Securities pledged at December 31, 2014 and 2013 had a carrying amount of $10.8 million and $8.5 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At December 31, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of equity.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

The following table summarizes the securities with unrealized losses at December 31, 2014 and 2013.aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In thousands)

December 31, 2014
States and political subdivisions	$1,072	$(8)	$-	$-	$1,072	$(8)
U.S. Government agencies and sponsored entities	-	-	12,482	(267)	12,482	(267)
Government sponsored entities residential mortgage backed:
FHLMC	-	-	1,131	(7)	1,131	(7)
FNMA	2,063	(3)	946	(6)	3,009	(9)
Collateralized mortgage obligations	1,652	(13)	2,913	(66)	4,565	(79)
Total available-for-sale securities	$4,787	$(24)	$17,472	$(346)	$22,259	$(370)

December 31, 2013
States and political subdivisions	$7,302	$(238)	$-	$-	$7,302	$(238)
U.S. Government agencies and sponsored entities	20,916	(844)	5,084	(416)	26,000	(1,260)
Government sponsored entities residential mortgage backed:
FHLMC	10,769	(134)	-	-	10,769	(134)
FNMA	6,479	(118)	-	-	6,479	(118)
Collateralized mortgage obligations	3,611	(223)	-	-	3,611	(223)
Total available-for-sale securities	$49,077	$(1,557)	$5,084	$(416)	$54,161	$(1,973)

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

As of December 31, 2014, the Company’s security portfolio consisted of 73 securities, 18 of which were in an unrealized loss position.

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS

Loans at December 31, 2014 and 2013 were as follows (in thousands):

	December 31,	December 31,
	2014	2013

Real estate:
One to four family	$179,480	$135,243
Multi-family	5,916	889
Commercial Real Estate	62,979	17,321
Construction and land	5,142	2,176
	253,517	155,629

Commercial and Industrial	25,523	5,641

Consumer
Home equity loans and lines of credit	7,973	5,953
Motor vehicle	10,337	8,902
Other	6,774	2,960
	25,084	17,815

Total	304,124	179,085
Less: Net deferred loan fees	201	89
Allowance for loan losses	1,911	1,908

	$302,012	$177,088

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS (Continued)

The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment based on impairment method as of December 31, 2014 and 2013. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

December 31, 2014

	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$-	$-	$1,786	$1,786	$324	$708	$252,485	$253,517
Commercial and industrial	-	-	62	62	19	-	25,504	25,523
Consumer	-	-	63	63	-	-	25,084	25,084
Unallocated	-	-	-	-	-	-	-	-

Total	$-	$-	$1,911	$1,911	$343	$708	$303,073	$304,124

December 31, 2013

	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment:	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$-	$-	$1,818	$1,818	$-	$-	$155,629	$155,629
Commercial and industrial	-	-	8	8	-	-	5,641	5,641
Consumer	-	-	52	52	-	-	17,815	17,815
Unallocated	-	-	30	30	-	-	-	-

Total	$-	$-	$1,908	$1,908	$-	$-	$179,085	$179,085

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods indicated was as follows (in thousands):

Year Ended		Commercial
December 31, 2014	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,818	$8	$52	$30	$1,908
Provision for loan losses	433	30	71	(30)	504
Loans charged-off	(511)	(8)	(74)	-	(593)
Recoveries	66	13	13	-	92
Total ending allowance balance	$1,806	$43	$62	$-	$1,911

Three Months Ended
December 31, 2013	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,879	$8	$44	$58	$1,989
Provision for loan losses	9	-	19	(28)	-
Loans charged-off	(88)	-	(11)	-	(99)
Recoveries	18	-	-	-	18

Total ending allowance balance	$1,818	$8	$52	$30	$1,908

Year Ended
September 30, 2013	Real Estate	Commercial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,824	$47	$133	$-	$2,004
Provision for loan losses	168	(39)	(81)	58	106
Loans charged-off	(188)	-	(9)	-	(197)
Recoveries	75	-	1	-	76

Total ending allowance balance	$1,879	$8	$44	$58	$1,989

As of December 31, 2014, there were $4.1 million of purchased credit impaired loans which were acquired in a business combination completed on March 18, 2014. Impaired loans averaged $751,000 for the year ended December 31, 2014 and there were no impaired loans as of December 31, 2013 and September 30, 2013.

(Continued)

 POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS (Continued)

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014		December 31, 2013
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$2,223	$-	$810	$-
Multi-family	-	-	-	-
Commercial real estate	578	-	36	-
Construction and land	103	-	80	-
Commercial and industrial	396	-	-	-
Consumer:
Home equity loans and lines of credit	1	-	-	-
Motor vehicle	21	-	-	-
Other	31	-	-	-

Total	$3,353	$-	$926	$-

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 and 2013 by class of loans. Non-accrual loans of $3.4 million and $926,000 as of December 31, 2014 and 2013 respectively, are included in the tables below and have been categorized based on their payment status (in thousands):

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	90 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2014
Real estate:
One to four family	$2,028	$488	$1,259	$3,775	$1,262	$174,443	$179,480
Multi-family	-	-	-	-	-	5,916	5,916
Commercial real estate	1,102	124	38	1,264	2,031	59,684	62,979
Construction and land	-	-	103	103	340	4,699	5,142
Commercial and industrial	245	46	257	548	439	24,536	25,523
Consumer:
Home equity loans and lines of credit	86	23	-	109	7	7,857	7,973
Motor vehicle	102	4	20	126	-	10,211	10,337
Other	33	20	16	69	3	6,702	6,774

Total	$3,596	$705	$1,693	$5,994	$4,082	$294,048	$304,124

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	90 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2013
Real estate:
One to four family	$280	$11	$810	$1,101	$-	$134,142	$135,243
Multi-family	-	-	-	-	-	889	889
Commercial real estate	-	-	36	36	-	17,285	17,321
Construction and land	41	-	80	121	-	2,055	2,176
Commercial and industrial	-	-	-	-	-	5,641	5,641
Consumer:
Home equity loans and lines of credit	17	-	-	17	-	5,936	5,953
Motor vehicle	15	8	-	23	-	8,879	8,902
Other	2	8	-	10	-	2,950	2,960

Total	$355	$27	$926	$1,308	$-	$177,777	$179,085

 Troubled Debt Restructurings:

As of December 31, 2014, the Company has a recorded investment in two troubled debt restructurings which totaled $218,000. There were no troubled debt restructuring at December 31, 2013. A less than market rate and extended term was granted as concessions for both troubled debt restructurings. No additional charge-off or provision has been made for the loan relationships. No additional commitments to lend have been made to the borrower.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS (Continued)

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Not Rated

December 31, 2014
One to four family	$171,324	$3,794	$4,362	$-	$-
Multi family	5,916	-	-	-	-
Commercial real estate	60,250	54	2,675	-	-
Construction and land	4,402	52	688	.	.
Commercial and industrial	22,162	2,332	1,029	-	-
Home equity loans and lines of credit	7,935	30	8	-	-
Motor vehicle	10,299	22	16	-	-
Other	6,740	-	34	-	-

Total	$289,028	$6,284	$8,812	$-	$-

December 31, 2013
One to four family	$130,408	$3,176	$1,659	$-	$-
Multi family	889	-	-	-	-
Commercial real estate	16,861	-	460	-	-
Construction and land	1,668	-	508	-	-
Commercial and industrial	5,641	-	-	-	-
Home equity loans and lines of credit	5,914	33	6	-	-
Motor vehicle	8,876	5	21	-	-
Other	2,960	-	-	-	-

Total	$173,217	$3,214	$2,654	$-	$-

$3.0 million PCI loans are included in substandard disclosure above for the period ended December 31, 2014. There were no PCI loans for the period ended December 31, 2013.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS (Continued)

The Company holds purchased loans without evidence of credit quality deterioration and purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. A summary of non-impaired purchased loans and credit-impaired purchased loans with the carrying amount of those loans is as follows at December 31, 2014. (in thousands)

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of December 31, 2014	Loans	Loans
Real estate mortgage loans:
Residential:
1-4 Family	$36,256	$1,300
Multi-family	3,237	-
Construction & Land	2,391	340
Farm	6,299	23
Nonresidential	25,545	1,970
Commercial non-mortgage loans	11,073	439
Consumer loans	4,363	10
Total loans	$89,164	$4,082

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the year ended December 31, 2014. There were no purchased credit impaired loans as of December 31, 2013.

The following table presents the composition of the acquired loans at December 31, 2014 (in thousands):

	Contractual	Remaining	Carrying
As of December 31, 2014	Amount	Discount	Amount
Real estate mortgage loans:
Residential:
1-4 Family	$38,730	$(1,174)	$37,556
Multi-family	3,298	(61)	3,237
Construction & Land	2,782	(51)	2,731
Farm	6,357	(35)	6,322
Nonresidential	28,700	(1,185)	27,515
Commercial non-mortgage loans	14,575	(3,063)	11,512
Consumer loans	4,455	(82)	4,373
Total loans	$98,897	$(5,651)	$93,246

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality as of December 31, 2014 (in thousands):

Contractually-required principal and interest payments	$8,169
Non-Accretable difference	(3,462)
Accretable yield	(625)
Carrying amount	$4,082

The Company adjusted interest income to recognize $285,000 for the year ended December 31, 2014 of accretable yield on credit-impaired purchased loans.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company used the following methods and significant assumptions to estimate fair value:

Securities: The fair values for securities are determined by quoted market prices, if available (Level 1). If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments (Level 2). This includes the use of “matrix pricing” used to value debt securities absent the exclusive use of quoted prices. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3). As of December 31, 2014 and 2013, all securities were classified as a level 2 fair value.

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis, at December 31, 2014 and 2013, are as follows (in thousands):

		Fair Value Measurements at
		December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$17,746	$-	$17,746	$-
U.S. Government agencies and sponsored entities	13,986	-	13,986	-
Mortgage backed securities: residential	28,965	-	28,965	-
Collateralized mortgage obligations	4,565	-	4,565	-
Total securities	$65,262	$-	$65,262	$-

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$22,523	$-	$22,523	$-
U.S. Government agencies and sponsored entities	26,000	-	26,000
Mortgage backed securities: residential	29,637	-	29,637	-
Collateralized mortgage obligations	3,611	-	3,611	-
SBA loan pools	4,291	-	4,291	-
Total securities	$86,062	$-	$86,062	$-

There were no transfers between Level 1 and Level 2.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - FAIR VALUE (Continued)

Assets measured at fair value on a non-recurring basis at December 31, 2014 and 2013 are summarized below (in thousands):

		Fair Value Measurements at
		December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned:
One to four family, net	$72	$-	$-	$72
Commercial real estate, net	115	-	-	115

		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned:
One to four family, net	$6	$-	$-	$6
Commercial real estate, net	290	-	-	290

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

At December 31, 2014, other real estate owned recorded at fair value had a net carrying amount of $187,000 made up of the outstanding balance of $244,000 net of a valuation allowance of $57,000. At December 31, 2013, other real estate owned recorded at fair value had a net carrying amount of $296,000 made up of the outstanding balance of $454,000, net of a valuation allowance of $158,000. There were no writedowns for the year ended December 31, 2014 or three months period ended December 31, 2013.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2014 and 2013 are as follows (in thousands):

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
December 31, 2014
Financial assets
Cash and cash equivalents	$16,967	$16,967	$-	$-	$16,967
Securities	65,262	-	65,262	-	65,262
Restricted stock	2,921	N/A	N/A	N/A	N/A
Loans held for sale	712	-	712	-	712
Loans, net	302,012	-	-	316,493	316,493
Accrued interest receivable	1,347	-	293	1,054	1,347

Financial liabilities
Deposits	$323,138	$159,384	$165,190	$-	$324,574
Federal Home Loan Bank advances	17,952	9,000	9,171	-	18,171
Subordinated debenture	2,697	-	2,697	-	2,697
Accrued interest payable	47	-	47	-	47

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
December 31, 2013
Financial assets
Cash and cash equivalents	$6,684	$6,684	$-	$-	$6,684
Securities	86,062	-	86,062	-	86,062
Federal Home Loan Bank stock	1,953	N/A	N/A	N/A	N/A
Loans held for sale	307	-	314	-	314
Loans, net	177,088	-	-	188,666	188,666
Accrued interest receivable	1,126	-	471	655	1,126

Financial liabilities
Deposits	$209,440	$87,733	$122,596	$-	$210,329
Federal Home Loan Bank advances	19,958	-	20,044	-	20,044
Accrued interest payable	33	-	33	-	33

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LOAN SERVICING

Mortgage loans serviced for others are not reported as assets. The principal balance of these loans at December 31, 2014 and 2013 were $36,988,000 and $32,862,000, respectively. Custodial escrow balances maintained in connection with serviced loans were $108,000 and $66,000, at December 31, 2014 and 2013, respectively.

Activity for loan servicing rights during the period and year ends was as follows (in thousands):

	Year ended	Three months ended	Year ended
	December 31,	December 31,	September 30,
	2014	2013	2013

Beginning of year	$288	$305	$220
Additions	79	20	117
Amortized to expense	(48)	(37)	(32)
End of year	$319	$288	$305

There was no valuation allowance for servicing rights at December 31, 2014 and 2013. The fair value of servicing rights is estimated to be $383,000, $321,000 and $310,000 at year-end December 31, 2014 and 2013 and September 30, 2013, respectively. Fair value at December 31, 2014 was determined using a discount rate of 8%, prepayment speeds ranging from 201% to 288%, depending on the stratification of the specific right and a weighted average default rate of 0%. Fair value at September 30, 2013 was determined using a discount rate of 8%, prepayment speeds ranging from 213% to 399%, depending on the stratification of the specific right and a weighted average default rate of 0%. There was no fair value valuation performed for December 31, 2013.

The weighted average amortization period is 7.2 years.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2014 and 2013 were as follows (in thousands):

	December 31,	December 31,
	2014	2013

Land	$2,298	$1,132
Buildings and leasehold improvements	8,259	6,109
Furniture, fixtures, and equipment	2,487	1,725
Automobiles	180	59
	13,224	9,025
Less: Accumulated depreciation	3,967	2,758
	$9,257	$6,267

Depreciation expense was $569,000, $147,000 and $414,000 for the year ended December 31, 2014, the three months ended December 31, 2013 and the year ended September 30. 2013, respectively.

Operating Leases: The Company leases one branch property and an operations center under operating leases. The Company purchased the Nicholasville branch, which was previously rented, in November 2014. Rent expense was $159,485, $15,389, and $42,492 for the year ended December 31, 2014, the three months ended December 31, 2013 and the year ended September 30, 2013, respectively. Rent commitments, before considering renewal options that generally are present, were $79,524 for 2015 and $25,524 per year for 2016, 2017, 2018 and 2019.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill: The change in goodwill during the year is as follows (in thousands):

	Year ended	Three months ended	Year ended
	December 31,	December 31,	September 30,
	2014	2013	2013

Beginning of year	$-	$-	$-
Acquired goodwill	1,082	-	-
Impairment	-	-	-
End of year	$1,082	$-	$-

Acquired intangible assets were as follows at year-end (in thousands):

	Year ended		Three months ended
	December 31,		December 31,
	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$1,734	$264	$-	$-

Aggregate amortization expense was $264,000 for 2014. Estimated amortization expense for each of the next five years:

2015	$322
2016	312
2017	306
2018	300
2019	230

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2014 and 2013 were $66.4 million and $37.2 million, respectively.

Scheduled maturities of time deposits for the next five years were as follows (in thousands):

December 31,
2014
2015	$85,695
2016	31,238
2017	32,746
2018	7,416
2019	6,659
Total	$163,754

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2014 and 2013, advances from the Federal Home Loan Bank were as follows:

	December 31,	December 31,
	2014	2013

Maturities January 2015 through June 2024, fixed rate at rates from 0.19% to 6.70%, weighted average rate of 1.55% at
December 31, 2014 and weighted average rate of 1.88% at
December 31, 2013.	$17,952	$19,958

Rates on advances were as follows:

	December 31,	December 31,
	2014	2013

0.00% - 1.75%	$9,000	$7,500
1.76% - 2.75%	4,655	6,408
2.76% - 3.75%	3,453	4,778
3.76% - 4.75%	807	1,201
4.76% - 5.75%	-	-
5.76% - 6.75%	37	71
	$17,952	$19,958

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by all of the Bank’s one to four family first mortgage loans under a blanket lien arrangement at December 31, 2014 and 2013 and the Company’s FHLB stock. Based on this collateral and the Company’s holdings of FHLB stock, the Bank is eligible to borrow an additional $90,159,474 at December 31, 2014.

Payments contractually required over the next five years as of December 31, 2014 (in thousands):

2015	$12,182
2016	2,222
2017	1,779
2018	1,359
2019	303
Thereafter	107
Total	$17,952

NOTE 11 - SUBORDINATED DEBENTURES

In December 2006, Town Square Statutory Trust I, a trust formed by the Town Square Financial Corporation, closed a pooled private offering of 4,000 trust preferred securities with a liquidation amount of $1,000 per security. The Company issued $4,124,000 of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $124,000 and is included in other assets.

The Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1,000, on or after December 22, 2012 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on December 22, 2036. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.07% at year-end 2014.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - BENEFIT PLANS

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“The Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413C and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Funded Status (Market value of plan assets divided by funding target) as of July 1,

	2014*	2013**
Source	Valuation	Valuation
	Report	Report

Bank Plan	111.23%	93.86%

*Market value of plan assets reflects any contributions received through December 31, 2014.

**Market value of plan assets reflects any contributions received through September 30, 2013.

Employer Contributions

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $190.8 million and $135.2 million for the plan years ending June 30, 2014 and June 30, 2013, respectively. The Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The following contributions were paid by the Bank during the fiscal year ending December 31, 2014, three months ended December 31, 2013 and the fiscal year ending September 30, 2013 (in thousands):

December 31,		December 31,		September 30,
2014		2013		2013
Date Paid	Amount	Date Paid	Amount	Date Paid	Amount
12/26/2014	$76	12/27/2013	$175	12/31/2012	$249

This plan was “frozen” as of February 1, 2013. Contributions will be limited to sustaining earned participant benefits.

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Expense for the year ended December 31, 2014, three months ended December 31, 2013 and for the years ended September 30, 2013 was $60,000, $11,000, and $46,000, respectively.

Deferred Compensation Plan: A deferred compensation plan covers all directors and certain executive officers. Under the plan, the Bank pays each participant, or their beneficiary, the amount of fees deferred plus interest over 20 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans. In January 2003, the Bank adopted a non-contributory retirement plan which provides benefits to directors and certain key officers. The Company’s obligations under the plan have been informally funded through the purchase of single premium key man life insurance of which the Company is the beneficiary. The expense incurred for the deferred compensation for the year ended December 31, 2014, three months ended December 31, 2013 and year ended September 30, 2013 was $157, $47 and $181, respectively resulting in a deferred compensation liability of $1.5 million and $1.4 million at December 31, 2014 and 2013, respectively. The cash surrender value of the key man life insurance policies totaled $6.8 million and $6.9 million at December 31, 2014 and 2013, respectively.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year ended	Three months ended	Year ended
	December 31,	December 31,	September 30,
	2014	2013	2013

Current expense	$346	$44	$583
Deferred expense (benefit)	266	(28)	300
	$612	$16	$883

The following tabulation reconciles the federal statutory tax rate of 34% to the effective rate of taxes provided for income taxes (in thousands):

	Year ended	Three months ended	Year ended
	December 31,	December 31,	September 30,
	2014	2013	2013

Tax at statutory rate	$836	$(48)	$1,033
Tax exempt interest	(163)	(41)	(184)
Income from company owned life insurance	(72)	(17)	(69)
Nondeductible merger expenses	54	111	-
Other	(43)	11	103
Federal income tax expense	$612	$16	$883

Effective Tax Rate	24.90%	(11.11%)	29.06%

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES (Continued)

The components of the Company’s net deferred tax asset as of December 31, 2014 and 2013 are summarized as follows (in thousands):

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Deferred compensation plan	$396	$376
Deferred loan origination fees	68	30
Allowance for loan losses	650	649
AMT credit carryforward	339	343
Unrealized losses on available for sale securities	-	438
Stock based compensation plans	133	122
Basis in other real estate owned	20	54
ESOP compensation expense	38	28
Interest on non-accrual loans	588	18
Purchase accounting fair value adjustments	1,519	-
Other	8	3
	3,759	2,061

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	462	431
Basis in property and equipment	107	324
Accretion on securities	4	7
Mortgage servicing rights	108	98
Core deposit intangible	500	-
Unrealized gains on available for sale securities	237	-
	1,418	860
Net deferred tax asset	$2,341	$1,201

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - INCOME TAXES (Continued)

Management evaluated whether a valuation allowance was necessary based on taxes paid in prior periods and recoverable, projected future income, projected future reversals of deferred tax items, and tax planning strategies. Based on its assessments, management concluded that it was more likely than not that all deferred tax assets could be realized based primarily on current taxes paid and recoverable and projected reversals of deferred tax liabilities, as well as future income. As such, no valuation allowance was recorded as of December 31, 2014 or 2013.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before September 30, 2010.

The Company had no unrecognized tax benefits at December 31, 2014 or 2013. No change in unrecognized tax benefits is expected in the next twelve months.

Retained earnings at December 31, 2014 and 2013 included approximately $2,341,000, for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at September 30, 1987, which is the end of the Bank’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2014 and 2013 was approximately $796,000.

NOTE 14 - RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates at December 31, 2014 and 2013 were as follows (in thousands):

	December 31,	December 31,
	2014	2013
Beginning balance	$600	$585
New loans	33	26
Acquired with Town Square acquisition	1,082	-
Repayments	(211)	(11)

Ending balance	$1,504	$600

Deposits from principal officers, directors, and their affiliates at December 31, 2014 and 2013 were $3,616,000 and $3,127,000, respectively.

During the year ended December 31, 2014, three months ended December 31, 2013 and year ended September 30, 2013, the Company paid approximately $3,800, $7,000 and $32,000, respectively, to a principal officer who is a Certified Residential Real Estate Appraiser for appraisals performed on real estate properties that were used as collateral on loans extended to customers. The appraisals are validated through an internal validation process and once a property is foreclosed upon or the loan is deemed impaired, an appraisal from an outside party is obtained.

NOTE 15 - REGULATORY CAPITAL MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (OCC). Failure to meet the minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material effect on the Bank and the consolidated financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Management believes as of December 31, 2014, the Bank meets all capital requirements to which it is subject.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - REGULATORY CAPITAL MATTERS (Continued)

The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations) and Tier I capital to adjusted total assets (as defined).

As of December 31, 2014, based on the most recent notification from the OCC, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Association’s prompt corrective action category.

Actual and required capital amounts (in thousands) and ratios for the Company are presented below at December 31, 2014 and 2013:

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Risk-Based Capital
(to Risk-weighted Assets)	$64,002	24.34%	$21,034	8.00%	$26,293	10.00%
Tier I Capital
(to Risk-weighted Assets)	62,068	23.61%	10,517	4.00%	15,776	6.00%
Tier I Capital
(to Adjusted Total Assets)	62,068	15.07%	16,477	4.00%	20,597	5.00%

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2013:
Total Risk-Based Capital
(to Risk-weighted Assets)	$48,796	32.12%	$12,155	8.00%	$15,194	10.00%
Tier I Capital
(to Risk-weighted Assets)	46,896	30.87%	6,077	4.00%	9,116	6.00%
Tier I Capital
(to Adjusted Total Assets)	46,896	16.16%	11,609	4.00%	14,511	5.00%

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - REGULATORY CAPITAL MATTERS (Continued)

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of December 31, 2014, the Company could, without prior approval, declare dividends of approximately $4,284,000, plus and 2015 retained profits.

NOTE 16 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at December 31, 2014 and 2013 were as follows (in thousands):

	December 31, 2014
	Fixed		Variable
	Rate	Rate	Rate	Rate	Total

Commitments to make loans held for sale	$712	3.50% - 4.125%	$-	0.00%	$712
Commitments to make loans	-	0.00%	-	4.65% - 4.95%	-
Unused lines of credit	7,311	1.75-19.90	17,680	1.75%-7.25%	24,991
Standby letters of credit	358	0.00%	-	0.00%	358

	December 31, 2013
	Fixed		Variable
	Rate	Rate	Rate	Rate	Total

Commitments to make loans held for sale	$307	3.50% - 4.63%	$-	0.00%	$307
Commitments to make loans	-	0.00%	4,250	4.65% - 4.95%	4,250
Unused lines of credit	2,744	5.00% - 8.00%	5,122	3.25% - 6.50%	7,866
Standby letters of credit	40	0.00%	-	0.00%	40

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - ESOP PLAN

Effective January 1, 2011, the company adopted an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The ESOP borrowed $2.7 million from the Company and used those funds to acquire 269,790 shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The debt is secured by the shares purchased with the debt proceeds and will be repaid by the ESOP over the 20-year term of the debt with funds from Town Square’s contributions to the ESOP and dividends payable on shares, if any. The interest rate on the ESOP loan adjusts annually and is the prime rate on the first business day of the calendar year, as published in The Wall Street Journal.

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

Compensation expense recognized for the year ended December 31, 2014, three months ended December 31, 2013 and the year ended September 30, 2013 was $195,000, $48,000 and $191,000, respectively.

Shares held by the ESOP at December 31, 2014 and 2013 were as follows (in thousands):

	December 31,	December 31,
	2014	2013
Allocated to participants	29,967	30,351
Released, but unallocated	-	-
Unearned	239,442	239,439

Total ESOP shares	269,409	269,790

Fair value of unearned shares	3,561	3,355

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – EARNINGS PER SHARE

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

	December 31,	December 31,	September 30,
	2014	2013	2013
Basic
Net income (loss)	$1,846	$(160)	$2,156
Less: Net income (loss) attributable to participating securities	54	(6)	45
Net income (loss) available to common shareholders	1,792	$(154)	$2,111

Weighted average common shares outstanding	3,773,667	3,350,672	3,359,638
Less: Average unallocated ESOP shares	(239,402)	(252,781)	(256,291)
Average participating shares	(110,454)	(134,119)	(61,753)
Average shares	3,423,811	2,963,772	3,041,594

Basic earnings (loss) per common share	$0.52	$(0.05)	$0.69

Diluted
Net income (loss)	$1,792	$(154)	$2,111

Weighted average common shares outstanding
for basic earnings (loss) per common share	3,423,811	2,963,772	3,041,594
Add: Dilutive effects of assumed exercises of stock options	-	-	-

Average shares and dilutive potential common shares	3,423,811	2,963,772	3,041,594

Diluted earnings (loss) per common share	$0.52	$(0.05)	$0.69

There were no potentially dilutive securities outstanding as of December 31, 2014 or 2013 or September 30, 2013. Stock options of 299,500, 300,000 and 290,000 shares of common stock were not considered in computing diluted earnings per common share for December 31, 2014 or 2013 or September 30, 2013, respectively, because they were antidilutive.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – STOCK REPURCHASE PROGRAM

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

On November 20, 2013, the Board of Directors of the Company authorized a program to repurchase, from time to time and subject to market conditions, up to 12,650 shares of Company outstanding common stock through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Third Repurchase Program”). The Third Repurchase Program commenced on November 21, 2013 and terminated prior to the mailing of the proxy statement for the approval of Poage Bankshare’s acquisition of Town Square Financial Corporation to its stockholders. On May 30, 2014, the Board of Directors authorized the repurchase of up to 195,244 shares of Poage Bankshares common stock. The Company has repurchased 5,000 shares of its common stock at a weighted average price of $14.20 per share under the Plan.

NOTE 20 – STOCK BASED COMPENSATION

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

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – STOCK BASED COMPENSATION (Continued)

The following table summarizes stock option activity for the year ended December 31, 2014 and three months ended December 31, 2013:

		Weighted Average
	Options	Exercise Price
Outstanding - October 1 2013	290,000	$15.00
Granted	10,000	$14.86
Exercised	-	-
Forfeited	-	-
Outstanding - December 31, 2013	300,000	$15.00
Granted	20,000	$14.07
Exercised	-	-
Forfeited	(20,500)	15.00
Outstanding - December 31, 2014	299,500	$14.94

Fully vested and exercisable at December 31, 2014	57,950
Fully vested and exercisable at December 31, 2013	-
Expected to vest in future periods	241,550

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

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of options granted was as follows:

	Year ended	Three months ended
	December 31, 2014	December 31, 2013

Risk-free interest rate	2.16%	2.34%
Expected dividend yield	1.42%	1.08%
Expected stock volatility	11.97	12.59
Expected life (years)	7	7
Weighted average fair value of options granted	$1.91	$2.39

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. 57,950 options were vested during the year ended December 31, 2014. Stock-based compensation expense for stock options included in salaries and benefits for the year ended December 31, 2014 was $142,000. Stock-based compensation expense for vested and non-vested stock options for the three months ended December 31, 2013 was $31,000. Total unrecognized compensation cost related to vested and non-vested stock options was $386,000 at December 31, 2014 and, $535,000 at December 31, 2013 and is expected to be recognized over a weighted average period of 4.5 years.

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – STOCK BASED COMPENSATION (Continued)

The following table summarizes non-vested restricted stock activity for the year ended December 31, 2014 and three months ended December 31, 2013:

Balance - October 1, 2013	133,548
Granted	1,347
Forfeited	-
Vested	-
Balance - December 31, 2013	134,895
Granted	-
Forfeited	-
Vested	(34,271)
Balance - December 31, 2014	100,624

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the restricted stock included in salaries and benefits for the year ended December 31, 2014 was $487,000. The weighted average grant date fair value was $15.10 per award. Stock-based compensation expense for the vested and non-vested restricted stock for the three months ended December 31, 2013 was $100,000. Unrecognized compensation expense for vested and non-vested restricted stock awards was $1,264,000 at December 31, 2014 and is expected to be recognized over a weighted-average period of 4.5 years.

NOTE 21 – BUSINESS COMBINATION

On March 18, 2014, the Company acquired 100% of Town Square Financial, a bank holding company for Town Square Bank, Inc. in exchange for cash and common shares of the Company’s stock. Under the terms of the Merger Agreement, 55% of the outstanding shares of Town Square Financial common stock were converted into 2.3289 shares of Poage common stock for each share of Town Square Financial common stock. Each of the remaining 45% of the outstanding shares of Town Square Financial common stock was exchanged for $33.86 in cash. Town Square Financial shareholders received approximately 557,621 shares of Company common stock and an aggregate of $6.6 million in cash. The fair value of the common stock issued as part of the consideration paid for Town Square Financial was determined based on the average of the daily closing sales prices of a share of Poage Common Stock as reported on the NASDAQ Capital Market for the five (5) consecutive trading days immediately preceding the acquisition date. Town Square Financial was a registered bank holding company engaged in commercial banking and financial services through its wholly owned subsidiary, Town Square Bank, a Kentucky chartered bank headquartered in Ashland, Kentucky.

Town Square Bank’s business consisted primarily of accepting savings accounts and certificates of deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in first lien one-to-four family mortgage loans, commercial and multi-family real estate loans, commercial and industrial loans, consumer loans, consisting primarily of automobile loans, and construction loans. With the acquisition the Company expanded its customer base in in the eastern and central Kentucky area with an institution that shares its community banking orientation and enjoys a favorable reputation in the community. Town Square Bank also purchased investment securities consisting primarily of mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises, and obligations of state and political subdivisions. Town Square Bank offered a variety of deposit accounts, including NOW and demand accounts, certificates of deposits, money market accounts and individual retirement accounts, as well as credit cards for both personal and business purposes. Town Square Bank had three branches located in Boyd County, Kentucky and one branch in Jessamine County, Kentucky.

Acquisition costs of $1.2 million are included in the Company’s consolidated statement of income for the year ended December 31, 2014. The Company has determined that the acquisition constitutes a business acquisition as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values as required by the accounting guidance. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements.

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

Cash and Due from Banks and Interest-bearing Deposits in Banks– The Company acquired $8.1 million in cash and cash equivalents. The carrying amount of these assets, adjusted for any cash items deemed uncollectible by management, was determined to be a reasonable estimate of fair value based on their short-term nature.

Investment Securities– The Company acquired $14.7 million in securities at fair value. Federal Home Loan Bank stock totaling $727,600 and Bankers Bank of Kentucky stock totaling $240,000 was acquired at cost, as it is not practicable to determine its fair value because of restrictions on its marketability.

Loans– The Company acquired approximately $117.5 million in loans with and without evidence of credit quality deterioration. The loans acquired consist of residential real estate, commercial real estate, real estate construction, commercial and consumer loans.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – BUSINESS COMBINATION (Continued)

At the acquisition date, the Company recorded $112.0 million of loans without evidence of credit quality deterioration and $5.5 million of purchased credit-impaired loans subject to nonaccretable difference of $3.9 million. The acquired loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Fair values for loans were based on discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting current market rates for new originations of comparable loans adjusted for the risk inherent in the cash flow estimates. Certain loans that were determined to be collateral dependent were valued based on the fair value of the underlying collateral. These estimates were based on the most recently available real estate appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral. (in thousands)

	Non-impaired	Credit-impaired
	Purchased Loans	Purchased Loans
Real estate mortgage loans:
Residential:
1-4 Family	$40,429	$1,370
Multi-family	3,838	-
Construction	8,868	576
Farm	7,200	787
Nonresidential and land	23,696	2,058
Commercial non-mortgage loans	21,024	565
Consumer Loans	6,943	161
Total Loans	$111,998	$5,517

The composition of the acquired loans at March 18, 2014 follows (in thousands):

	Contractual Amount	Fair Value Adjustments	Fair Value
Real estate mortgage loans:
Residential:
1-4 Family	$44,061	$(2,262)	$41,799
Multi-family	3,874	(36)	3,838
Construction	9,557	(113)	9,444
Farm	8,341	(354)	7,987
Nonresidential and land	27,341	(1,587)	25,754
Commercial non-mortgage loans	24,390	(2,801)	21,589
Consumer loans	7,136	(32)	7,104
Total Loans	$124,700	$(7,185)	$117,515

Loans purchased in the acquisition are accounted for using one of two following accounting standards:

•	ASC Topic 310-20 is used to value loans that have not demonstrated post origination credit quality deterioration and the acquirer expect to collect all contractually required payments from the borrower. For these loans, the difference between fair value of the loan at acquisition and the amortized cost of the loan would be amortized or accreted into income using the interest method.

•	ASC Topic 310-30 is used to value loans with post origination credit quality deterioration. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC 310-30, the expected cash flows that exceed the initial investment in the loan (fair value) represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans. The excess of the loan’s contractual principal and interest over the expected cash flows is the nonaccretable difference.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – BUSINESS COMBINATION (Continued)

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality as of March 18, 2014. (in thousands)

Contractually-required principal and interest payments	$10,311
Non-Accretable difference	(3,905)
Accretable yield	(889)

$5,517

Core Deposit Intangible– This intangible asset represents the value of the relationships that Town Square Bank had with its deposit customers. The fair value of this intangible asset will be estimated based on a discounted cash flow methodology that gave appropriate consideration to the type of deposit, deposit retention, cost of the deposit base, and net maintenance cost attributable to customer deposits.

Deposits - The Company assumed $117.1 million in deposits at estimated fair value. Savings accounts and demand deposit accounts totaled $66.1 million, while certificates of deposit had face value of $50.7 million. The Company recorded a premium associated with the certificates of deposit of $327,465 due to the interest rates associated with the time deposits, which caused those deposits to be valued at $51.0 million.

PRO FORMA INFORMATION (Unaudited)

The following table presents pro forma information as if the acquisition had occurred at the beginning of the periods presented (January 1, in this case.) The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates. (in thousands)

	Twelve months ended
	December 31,
	2014	2013

Net Interest Income	$17,141	$16,650

Net Income before tax	$5,468	$5,143
Tax (expense)	(1,914)	(1,800)

Net Income	$3,554	$3,343

Basic and diluted earnings per share	$1.04	$1.11

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – BUSINESS COMBINATION (Continued)

The Company paid approximately $14.4 million ($6.6 million in cash and $7.8 million in stock) for Town Square Financial. A summary of the net assets acquired as of March 18, 2014 follows (in thousands):

March 18, 2014

Consideration
Stock Consideration	$7,836
Cash	6,635
Fair Value of Total Consideration Transferred	$14,471
Recognized amounts of identifiable assets acquired and liabilities assumed
Assets acquired
Cash and due from banks	$3,484
Federal funds sold	4,596
Securities available for sale	14,691
Restricted stock	968
Loans	117,515
Premises and equipment, net	2,243
Accrued interest receivable	480
Prepaid expenses and other assets	619
Deferred federal income taxes	2,112
Core deposit intangible	1,734
Total assets acquired	$148,442
Fair value of liabilities assumed
Deposits	117,050
Subordinated debenture and FHLB advances	17,649
Accrued interest payable	30
Other liabilities	324
Total liabilities assumed	135,053
Total identifiable net assets	$13,389
Goodwill	$1,082

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following balance sheets, statements of operations and comprehensive income (loss) and statements of cash flows for Poage Bankshares, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

BALANCE SHEETS

December 31, 2014 and 2013

(In Thousands)

	December 31,	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$2,871	$9,008
Investment in subsidiary	65,113	46,054
Investment in statutory trust	124	-
ESOP note receivable	2,372	2,477
Other assets	672	506

Total assets	71,152	58,045

LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities	304	387
Subordinated Debenture	2,697	-
Total shareholders' equity	68,151	57,658

Total liabilities and shareholders' equity	$71,152	$58,045

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Year ended December 31, 2014,

Three months ended December 31, 2013 and

Year ended September 30, 2013

(In thousands)

	Year ended	Three months ended	Year ended
	December 31,	December 31,	September 30,
	2014	2013	2013

Interest income	$80	$21	$85
Dividends from subsidiaries	3,002	-	-
Interest expense	116	-	-
Other expense	1,699	664	811
Income (Loss) before income taxes and equity in undistributed income of Subsidiary	1,267	(643)	(726)
Income tax benefit	(535)	(108)	(247)
Net income (loss) before equity in undistributed income of Bank	1,802	(535)	(479)
Equity in undistributed income of Bank	44	375	2,635

Net income (loss)	$1,846	$(160)	$2,156

Comprehensive income (loss)	$3,157	$(231)	$(340)

(Continued)

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – HOLDING COMPANY ONLY FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

Year ended December 31, 2014, Three months ended December 31, 2013 and

Year ended September 30, 2013

(In Thousands)

	Year ended	Three months ended	Year ended
	December 31,	December 31,	September 30,
	2014	2013	2013
Cash flows from operating activities:
Net income (loss)	$1,846	$(160)	$2,156
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fair value related to subordinated debenture	48	-	-
Deferred income tax benefit	(227)	(71)	(225)
Equity in undistributed net income of Bank	(44)	(375)	(2,635)
Share based compensation expense	824	132	228
(Increase) decrease in other assets	(672)	(9)	(67)
Increase (decrease) in other liabilities	(132)	258	99

Net cash from (used in) operating activities	1,643	(225)	(444)

Cash flows from investing activities:
Cash (paid) received in acquisition	(6,561)	-	-
Payments received loan to ESOP	105	102	99

Net cash from (used in) investing activities	(6,456)	102	99

Cash flows from financing activities:
Stock repurchases	(410)	(71)	(2,258)
Stock issuance costs paid	(212)
Dividends paid	(702)	(125)	(498)

Net cash used in financing activities	(1,324)	(196)	(2,756)

Net decrease in cash and cash equivalents	(6,137)	(319)	(3,101)
Cash and cash equivalents at beginning of period	9,008	9,327	12,428

Cash and cash equivalents at end of period	$2,871	$9,008	$9,327

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the year ended December 31, 2014 and three months ended December 31, 2013 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities
	Year ended	Three months ended
	December 31, 2014	December 31, 2013
Beginning balance	$(851)	$(780)

Other comprehensive income (loss), net of tax before reclassification	1,464	(71)

Amounts reclassified from accumulated to other comprehensive income for gains on sale of securities, net of tax expense of $79 and $0 respectively.	(153)	-

Net current period other comprehensive income (loss)	1,311	(71)

Ending Balance	$460	$(851)

NOTE 24 – PENDING BUSINESS COMBINATION

On September 9, 2014, the Company and Commonwealth Bank, FSB (“Commonwealth”) issued a joint press release announcing that they have entered into a definitive agreement for the Company to acquire Commonwealth in a conversion merger transaction. Under the terms of the definitive agreement, which has been approved by the Boards of Directors of both institutions, Commonwealth will convert from a federally-chartered mutual savings association to a federally- chartered stock savings association and issue all of its outstanding shares of common stock to the Company.

Commonwealth Bank is a federally chartered mutual savings association with one office, located in Mt. Sterling, Kentucky. Commonwealth Bank is a traditional community bank that provides financing primarily for home ownership and that offers traditional savings opportunities for customers in the local community. As of September 30, 2014, Commonwealth had assets of $19.3 million and equity of $1.7 million (unaudited).

In connection with the acquisition and in accordance with a related Plan of Conversion Merger (the “Plan”), the Company will offer newly issued shares of its common stock in a subscription offering, on a priority basis, first to eligible depositors of Commonwealth as of the close of business on July 31, 2013, and then to other eligible members of Commonwealth. If any shares remain unsold in the subscription offering, the Company will offer those shares in a community offering and, if necessary, in a syndicated community offering. The amount of stock that the Company will issue and sell will be based on an independent appraisal of Commonwealth. Following the completion of the stock offering, Commonwealth will merge with and into Town Square Bank, with Town Square Bank as the surviving institution. The transaction is expected to close in the second quarter of 2015, subject to regulatory approval, the approval of Commonwealth’s members and the satisfaction of other customary closing conditions.

(Continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officers and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective, in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

As of December 31, 2014, management assessed the effectiveness of Poage Bankshares’ internal control over financial reporting based upon the framework established in Internal Control—1992 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that Poage Bankshares’ internal control over financial reporting as of December 31, 2014 is effective using these criteria. This annual report does not include an attestation report of Poage Bankshares’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Poage Bankshares’ registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Poage Bankshares (as a smaller reporting company) to provide only management’s report in this annual report.

(c)	Changes in internal controls.

There were no significant changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K appears under the caption “Proposal I—Election of Directors” in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders (the “Proxy Statement”) and is hereby incorporated by reference.

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

The information required by Item 10 of Form 10-K appears under the caption “Proposal III—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as item 8 of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets – at December 31, 2014 and December 31, 2013

(C) Consolidated Statements of Operations – Year ended December 31, 2014, three months ended December 31, 2013 and year ended September 30, 2013

(D) Consolidated Statements of Comprehensive Income (Loss) – Year end December 31, 2014, three months ended December 31, 2013 and year ended September 30, 2013 and 2012

(E) Consolidated Statements of Changes In Shareholder’ Equity – Year ended December 31, 2014, three months ended December 31, 2013 and year ended September 30, 2013

(F) Consolidated Statements of Cash Flows – Year ended December 31, 2014, three months ended December 31, 2013 and year ended September 30, 2013

(G) Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(b)	Not applicable.

(c)	Not applicable.

(a)(3) Exhibits

3.1	Articles of Incorporation of Poage Bankshares, Inc.*
3.2	Bylaws of Poage Bankshares, Inc.**
4	Form of Common Stock Certificate of Poage Bankshares, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Employment Agreement, dated April 26, 2012, by and between Ralph E. Coffman, Jr. and Home Federal Savings and Loan Association***
10.3	Employment Agreement dated May 1, 2011, by and among Miles R. Armentrout, Poage Bankshares, Inc. and Home Federal Savings and Loan Association****
10.4	Three Year Change in Control Agreement, dated September 12, 2011, by and between James W. King and Home Federal Savings and Loan Association.*
10.5	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 29, 2003, by and between James W. King and Home Federal Savings and Loan Association.*
10.6	Form of Director Supplemental Retirement Plan Agreement.*
10.7	Form of Executive Supplemental Retirement Plan Agreement.*
10.8	Form of Amendment to the Executive Supplemental Retirement Plan Agreement.*
10.9	Poage Bankshares, Inc. 2014 Equity Incentive Plan*****
10.10	Agreement and Plan of Merger, dated as of October 21, 2013, by and among Poage, Bankshares, Inc., Poage Merger Subsidiary, Inc. and Home Federal Savings and Loan Association, and Town Square Financial Corporation and Town Square Bank.******
10.11	Employment Agreement, dated March 18, 2014, by and between Bruce VanHorn and Home Federal Savings and Loan Association *******
21	Subsidiaries of registrant
23	Consent of Crowe Horwath LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Operations for the year ended December 31, 2014, three months ended December 31, 2013, and the year ended September 30, 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2014, three months ended December 31, 2013, and the year ended September 30, 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2014, three months ended December 31, 2013, and the year ended September 30, 2013, (v) the Consolidated Statements of Cash Flows for the year ended December 31, 2014, three months ended December 31, 2013, and the year ended September 30, 2013, and (vi) the Notes to the Consolidated Financial Statements.

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

Date: April 2, 2015

/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Position	Date

By:	/s/ R. E. Coffman, Jr.	President, Chief Executive	April 2, 2015
	R. E. Coffman, Jr.	Officer and Director
(Principal Executive Officer)

By:	/s/ Jane Gilkerson	Chief Financial Officer	April 2, 2015
	Jane Gilkerson	(Principal Financial and
Accounting Officer)

By:	/s Thomas P. Carver	Chairman of the Board	April 2, 2015
Thomas P. Carver

By:	/s/ Darryl E. Akers	Director	April 2, 2015
Darryl E. Akers

By:	/s/ Everette B. Gevedon	Director	April 2, 2015
Everette B. Gevedon

By:	/s/ Stuart N. Moore	Director	April 2, 2015
Stuart N. Moore

By:	/s/ Charles W. Robinson	Director	April 2, 2015
Charles W. Robinson

By:	/s/ John C. Stewart, Jr.	Director	April 2, 2015
John C. Stewart, Jr.

By:	/s/ Thomas Burnette	Director	April 2, 2015
Thomas Burnette

