Form 10-K/A
period 2014-12-31
Poage Bankshares, Inc.
filed 2015-05-01
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

Commission file number: 001-35295

POAGE BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-3204393
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1500 Carter Avenue, Ashland, Kentucky	41101
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (616) 324-7196

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐      NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐      NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒      NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐      NO ☒

As of March 28, 2015, there were 3,794,021 shares of the Registrant’s common stock, $0.01 par value per share, issued and outstanding. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, computed by reference to the last sale price of the common stock on June 30, 2014, was $48.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Poage Bankshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on April 2, 2015, in accordance with General Instruction G(3) to Form 10-K, to include in the Form 10-K the information required to be filed pursuant to Part III of Form 10-K.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Executive Officers of Poage Bankshares, Inc. and Town Square Bank

The following table sets forth information regarding the executive officers of Poage Bankshares, Inc. and Town Square Bank and their ages as of December 31, 2014. The executive officers of Poage Bankshares, Inc. and Town Square Bank are elected annually.

Name	Age	Position

Ralph E. Coffman, Jr.	63	President and Chief Executive Officer
Jane Gilkerson	53	Executive Vice President and Chief Financial Officer
Bruce Van Horn(1)	60	Executive Vice President
Jeffery W. Clark	56	Senior Vice President and Controller
Miles R. Armentrout	58	Executive Vice President and Chief Credit Officer
James W. King(2)	56	Executive Vice President, Chief Information Officer and Secretary

(1)	Mr. Van Horn also serves as President of Town Square Bank, and has served in that capacity since 2014. Mr. Van Horn is currently a director of Town Square Bank (f/k/a Home Federal Savings and Loan Association). He served as a director of Town Square Bank from 2000 until the acquisition by Poage Bankshares, Inc. in 2014, and was appointed as director of Town Square Bank (f/k/a Home Federal Savings and Loan Association) in December, 2014. His current term as director of Town Square Bank expires in 2015.
(2)	Mr. J. King is currently a director of Town Square Bank (f/k/a Home Federal Savings and Loan Association), and has served in that capacity since 1997. His current term as director of Town Square Bank expires in 2015.

Directors of Poage Bankshares, Inc. and Town Square Bank

Poage Bankshares, Inc. has nine directors. Directors serve three-year staggered terms. Directors of Town Square Bank are elected by Poage Bankshares, Inc. as its sole stockholder. Each director of Poage Bankshares, Inc., except for Messrs. Akers and D. King, is also a director of Town Square Bank.

The following table states our directors’ names, their ages as of December 31, 2014, the years that they began serving as director, and when their current term as directors of Poage Bankshares, Inc. expires:

Name	Position(s) Held With Poage Bankshares, Inc.	Age	Director Since(1)	Current Term Expires

Darryl E. Akers	Director	63	1991	2015
Thomas P. Carver II	Chairman of the Board	64	2006	2015
Daniel King III (2)	Director	65	2015	2015
Stuart N. Moore	Director	57	2005	2017
Charles W. Robinson	Director	69	1996	2017
Thomas Burnette(3)	Vice Chairman of the Board	65	2014	2017
Ralph E. Coffman, Jr.	President, Chief Executive Officer and Director	63	2013	2016
Everett B. Gevedon	Director	57	1998	2016
John C. Stewart, Jr.(3)	Director	68	2014	2016

(1)	Includes service with Poage Bankshares, Inc. and Town Square Bank (f/k/a Home Federal Savings and Loan Association).
(2)	Mr. D. King was appointed by the Board of Directors on March 17, 2015 to fill the vacancy created by the death of J. Thomas Rupert in November, 2014. In accordance with the Bylaws of Poage Bankshares, Inc., Mr. King was appointed to for the remainder of the full term of the class of directors in which Mr. Rupert was then serving, which term was set to expire at the 2015 Annual Meeting of Stockholders.
(3)	Prior to their appointment in 2014 in connection with the acquisition of Town Square Financial Corporation, each of Messrs. Burnette and Stewart had served as a director of Town Square Financial Corporation and Town Square Bank since 2011.

The Business Background of Our Directors and Executive Officers

The biographies of each of our directors and executive officers are set forth below. With respect to directors, the biographies also contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Nominating Committee to determine that the person should serve as a director.

Directors

Darryl E. Akers is a director. Mr. Akers has served as a director of Town Square Bank (f/k/a Home Federal Savings and Loan Association) since 1991. He served as President and Chief Executive Officer or Co-President and Co-Chief Executive Officer from 1997 until his retirement in May 2012. He held several positions from 1973 through 1997, including President, Vice President, loan officer and controller. Mr. Akers was selected to serve as a director of Poage Bankshares, Inc. because his extensive experience in a variety of roles at Town Square Bank, including as senior loan officer, provides a broad and unique perspective on the challenges facing our organization and our business strategies and operations.

Thomas P. Carver II was appointed as Chairman of the Board of Directors in December 2014 following the death of our former Chairman J. Thomas Rupert. He is currently a partner in Cascar Properties, an Ohio partnership formed in 1990 for the purpose of managing real estate properties. He previously served, until his retirement in 2012, as President of Light Express, Inc., a federal motor carrier and licensed transportation company in Ashland, Kentucky (since 1997), President of Cascar Management & Leasing Corp., a management and equipment leasing company in Ashland, Kentucky (since 1993), and President of Light Logistics, Inc., a transportation brokerage and logistics provider in Ashland, Kentucky (since 1993). Mr. Carver has served as a director of Town Square Bank (f/k/a Home Federal Savings and Loan Association) since 2006, and was selected to serve as director of Poage Bankshares, Inc. because his extensive experience as president of several different businesses provides a broad and unique perspective on the challenges facing the senior management of our organization and our business strategies and operations.

Daniel King III is a director. He was appointed as a director effective March 17, 2015 to fill the vacancy resulting from J. Thomas Rupert’s death in November, 2014. Mr. King has practiced law as a solo practitioner in Catlettsburg, Kentucky since 1978. He is also the Assistant Attorney for Boyd County, a position he has held since 1985. Mr. King holds a bachelor’s degree from the University of Kentucky and a JD from the University of Kentucky College of Law. Mr. King was appointed to the board of directors because his extensive experience as a business attorney provides a unique perspective on our business and operations, and because his client service and community service provide insight into the needs of members of our community, particularly in the Catlettsburg area into which the Company recently expanded.

Stuart N. Moore, DMD is a director. He retired from dentistry in 2006 after practicing for twenty-five years at Dr. Stuart N. Moore PSC in Ashland, Kentucky. He has served as President of Jasmine Properties LLC in Ashland, Kentucky, which owns and manages residential and commercial rental properties, since 1982. Dr. Moore obtained his real estate sales license in 1993 and was listed as a part-time real estate agent for various real estate agencies in Ashland, Kentucky until placing his license in an inactive escrow status in 2013. Dr. Moore has served on the board of directors of Town Square Bank (f/k/a Home Federal Savings and Loan Association) since 2005, and was selected to serve as a director of Poage Bankshares, Inc. because his knowledge of real estate value from construction, comparable sales and income approaches are helpful in evaluating loan approvals, as well as experience reviewing financial statements.

Charles W. Robinson is a director. He is a certified public accountant who has worked extensively with businesses operating in our community. Mr. Robinson has worked in public accounting since 1973, and has been employed at Charles W. Robinson P.S.C. CPA in Ashland, Kentucky since 1984. Mr. Robinson performed the audit of Home Federal Savings and Loan Association prior to becoming a director in 1996. Mr. Robinson has served as a director of Town Square Bank (f/k/a Home Federal Savings and Loan Association) since 1996, and was selected to serve as a director of Poage Bankshares, Inc. because his experience in public accounting and real estate provides a broad and unique perspective on the challenges facing our organization and our business strategies and operations, and because his experience as a certified public accountant provides unique insight into our financial accounting practices and procedures, financial reporting and our relationship with our auditors.

Thomas Burnette is Vice Chairman of the Board of Directors. He was appointed as a director in March 2014 in connection with the acquisition of Town Square Financial Corporation and Town Square Bank after serving on the boards of directors of those institutions since 2011, and was appointed as Vice Chairman of the Board of Directors in December, 2014. Mr. Burnette has been the President and Owner of Ashland Office Supply, Inc., an office supply retailer in Ashland, Kentucky, since 1978. He is a graduate of Morehead State University. Mr. Burnette has served in a variety of capacities at civic and community organizations in Boyd County, including the Ashland Kiwanis Club, Ashland National Little League, United Way of Boyd and Greenup Counties, King’s Daughters’ Health Foundation, Community Hospice, the YMCA, the Boyd County Public Library, Junior Achievement of the Ohio Valley, ACC Entrepreneur Center, the Ashland Planning Commission, the Woodlands Foundation and the Kentucky Heart Institute and Kingsbrook Lifecare Center. He has also previously served as a director of the Bank of Ashland and Fifth-Third Bank of Ashland. Mr. Burnette was selected to serve as a director of Poage Bankshares because his extensive involvement in the management of a local business provides insight as to the lending needs of owners and operators of small businesses in our market area, and because his prior service on the board of directors of other financial institutions with operations in our market area, as well as his experience with the Town Square acquisition, will provide insight into the integration of Commonwealth Bank F.S.B. into our operations. In addition, his extensive community service will be beneficial to Town Square Bank’s operations.

Ralph E. Coffman, Jr. has served as President and Chief Executive Officer of Poage Bankshares, Inc. and Chief Executive Officer of Town Square Bank (f/k/a Home Federal Savings and Loan Association) since 2012. He has been employed in the community banking industry since 1971. Most recently, he served as President, Chief Operating Officer and Interim Chief Executive Officer of First Security Group, Chattanooga, Tennessee from 2010 to 2012, as President of State of Ohio total banking operations of WesBanco Bank, Cincinnati, Ohio from 2007 to 2009, and in a variety of positions, including President and Chief Executive Officer, Chief Administrative Officer and Area President and Branch Administrator at Oak Hill Financial, Inc., Jackson, Ohio, and its subsidiaries from 1996 to 2007. Mr. Coffman was selected to serve as a director because his extensive experience in the banking industry in our market area provides a broad and unique perspective on the challenges facing our organization and our business strategies and operations, and because his involvement in community organizations and trade associations are beneficial to Town Square Bank’s lending operations.

Everett B. Gevedon, MD is a director. He is President and Chief Executive Officer of Family Allergy Services, Inc. in Ashland, Kentucky, a position he has held for 23 years. Dr. Gevedon is a founding member and past Chairman of the Ashland Alliance, the new Chamber of Commerce and Economic Development serving a two-county area. He also served as Chairman of the City of Ashland’s Economic Development Board for five years. His other community service and business activities include current service on the Ashland City Park Board and the Boyd County Board of Health. Dr. Gevedon has previously served as Chairman of the Ashland Tourism Commission and as a board member of the Ashland Community College Foundation and the Highlands Museum and Discovery Center. Dr. Gevedon has served as a director of Town Square Bank (f/k/a Home Federal Savings and Loan Association) since 1998. He was selected to serve as a director of Poage Bankshares, Inc. because his long experience as President and Chief Executive Officer of a small business provides insight with respect to the lending needs of owners and operators of small businesses in our market area. Further, his extensive experience on area economic development boards provides insight into economic conditions and business development projects within our market area, as well as contacts with area commercial loan prospects.

John C. Stewart, Jr. is a director. He was appointed in March 2014 in connection with the acquisition of Town Square Financial Corporation and Town Square Bank after serving on the boards of directors of those institutions since 2011. He retired as President of Big Sandy Furniture, Inc., a furniture retailer in Ashland, Kentucky, in April 2010 after dedicating 42 years to the company where he began his career in 1968 as a salesperson. Mr. Stewart is a life-long resident of Ashland, Kentucky and he graduated from the University of Kentucky with a B. S. in Business/Economics. Mr. Stewart previously served on the Board of Directors for Community Trust and National City Bank. Mr. Stewart is very active in civic and educational organizations within Boyd County, including service on the Executive Committee of KDMC, as Chairman of the Board of ACTC, and as Financial Secretary of Holy Family Church and School. Mr. Stewart was selected to serve as a director of Poage Bankshares, Inc. because his extensive involvement in the management of a local business provides insight as to the lending needs of owners and operators of small businesses in our market area, and because his prior service on the board of directors of Town Square, as well as his experience with the Town Square acquisition, will provide insight into the integration of Commonwealth Bank, F.S.B into our operations.

Executive Officers Who Are Not Directors:

Bruce Van Horn was appointed as Executive Vice President of Poage Bankshares, Inc. and President of Town Square Bank (f/k/a Home Federal Savings and Loan Association) in March 2014. He is also a member of the board of directors of Town Square Bank (f/k/a Home Federal Savings and Loan Association), to which he was appointed in December 2014. Previously, he served as President, Chief Executive Officer and Chairman of the Board of Town Square Financial Corporation and Town Square Bank. Mr. Van Horn has worked in the financial industry since 1987. He began his banking career with Third National Bank serving as Vice President and Branch Administrator where he was responsible for seven branches in the Boyd and Greenup County markets. Mr. Van Horn was one of the founders of Town Square Bank and held the position of Executive Vice President and Chief Operations Officer. In July of 2001, he was promoted to President and Chief Executive Officer and later named Chairman of the Board. Mr. Van Horn’s educational background includes an associate degree in chemistry from the University of Kentucky, a Bachelor of Business Administration from Marshall University, and an MBA from Morehead State University. He has also graduated from the Kentucky School of Banking at the University of Louisville and the Graduate School of Banking at Louisiana State University. Mr. Van Horn is very active in several not-for profit organizations within Boyd County, and currently is an officer within those organizations.

Jane Gilkerson was appointed as Executive Vice President and Chief Financial Officer of Poage Bankshares, Inc. and Town Square Bank (f/k/a Home Federal Savings and Loan Association) in March 2014, after serving as Senior Vice President and Chief Financial Officer of Town Square Financial Corporation and Town Square Bank since February 2003. Previously, Ms. Gilkerson worked for Hayflich & Steinberg CPA in Huntington, West Virginia from February 2000 to February 2003. Prior to entering public accounting, Ms. Gilkerson worked in the banking industry since 1979, including as internal auditor at Matewan National Bank in Matewan, West Virginia and controller of First Bank of Ceredo in Ceredo, West Virginia. From 1996 to February 2000, Ms. Gilkerson served as Chief Financial Officer of First Sentry Bank in Huntington, West Virginia where she assisted in the opening of the de novo bank. She is a Certified Public Accountant licensed to practice in West Virginia. She holds a Bachelor of Business Administration in Accounting from Marshall University. Ms. Gilkerson currently serves as Treasurer for Hope’s Place, a not-for-profit organization, in Ashland, Kentucky.

Jeffery W. Clark is Senior Vice President and Controller of Poage Bankshares, Inc. and Town Square Bank (f/k/a Home Federal Savings and Loan Association). He served as Chief Financial Officer from September 2011 until March 2014, after serving as Senior Accountant since July 2011.  He previously served as Vice President and Chief Financial Officer of Ohio River Bank, Ironton, Ohio since July 2007.  Prior to his employment with Ohio River Bank, he served as Deputy Treasurer with the Lawrence County, Ohio Treasurers Office since March 2006.  Prior to his employment with the County Treasurers Office, Mr. Clark served as Southeastern Ohio Market Area President for Classic Bank, Ashland, Kentucky since May 2003.  Prior to this position, Mr. Clark served as Controller of First Federal Savings Bank of Ironton, Ohio since September 1986 and Chief Financial Officer of its holding company, First Federal Financial Bancorp of Ironton, Ohio, since 1996.

Miles R. Armentrout was appointed Executive Vice President and Chief Credit Officer of Poage Bankshares, Inc. and Town Square Bank (f/k/a Home Federal Savings and Loan Association) in June 2012. He previously served as Senior Vice President and Senior Loan Officer of Farmers and Merchants Bank, Miamisburg, Ohio since 2011. Prior to his employment with Farmers and Merchants Bank, he served as Executive Vice President and Senior Commercial Banking Officer with WesBanco Bank, Wheeling, West Virginia since 2007 and Executive Vice President and Chief Lending Officer for Oak Hill Banks, Jackson, Ohio since 2005. Prior to this position, he served as Regional President for the Western Ohio markets since 2003 and Senior Vice President and Senior Loan Officer of Oak Hill subsidiary bank, Towne Bank, Cincinnati, Ohio since 2001. Mr. Armentrout served as Regional Executive of Sky Bank, Bowling Green, Ohio since 1999 and as a Vice President and Commercial Loan Officer for Mid-American Bank and Trust Company, Bowling Green, Ohio since 1993. Prior to that position, he served in various lending management and commercial lending positions with Farmers Banking Company, Lakeview, Ohio and BancOhio National Bank, Columbus, Ohio since 1978.

James W. King currently serves as Executive Vice President, Chief Information Officer and Secretary. He has also served as a member of the board of directors of Town Square Bank (f/k/a Home Federal Savings and Loan Association) since 1997. Mr. King has been employed by Town Square Bank (f/k/a Home Federal Savings and Loan Association) since 1983, and has held several positions prior to being named Executive Vice President in 1997 and adding the title of Chief Information Officer in 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended December 31, 2014, no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Code of Ethics

Poage Bankshares, Inc. has adopted a Code of Ethics that is applicable to its senior financial officers, including the principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions. We have posted this Code of Ethics on our Internet website at www.townsquarebank.com.

Audit Committee

The Audit Committee is comprised of Directors Burnette, Carver, Gevedon, Stewart and Robinson, each of whom is “independent” in accordance with applicable SEC rules and Nasdaq listing standards. Mr. Robinson serves as chair of the Audit Committee. The Audit Committee also serves as the audit committee of the board of directors of Town Square Bank. The Board of Directors has determined that Mr. Robinson qualifies as an “audit committee financial expert” as defined under applicable SEC rules because Mr. Robinson is a certified public accountant and has nearly 40 years of public accounting experience. In addition, each Audit Committee member has the ability to analyze and evaluate our financial statements as well as an understanding of the Audit Committee’s functions. In addition, each Audit Committee member has overseen and assessed the finances and financial reporting of various businesses that they own or with which they have been employed.

Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our Internet website at www.townsquarebank.com. As more fully described in the Audit Committee Charter, the Audit Committee reviews the financial records and affairs of Poage Bankshares, Inc. and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States of America. The Audit Committee met six times during the year ended December 31, 2014.

ITEM 11.	Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by our Chief Executive Officer and the two next highly compensated officers (“named executive officers”) for the years ended December 31, 2014 and December 31, 2013.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards(1) ($)	Option Awards(1) ($)	All other compensation(2) ($)	Total ($)
Ralph E. Coffman, Jr.	2014	211,180	20,930	—	—	16,358	248,468
President and Chief Executive Officer	2013	211,063	—	224,053	115,000	11,497	561,613

Bruce Van Horn	2014	154,109	—	—	38,200	7,018	199,327
Executive Vice President

Miles R. Armentrout	2014	152,854	14,420	—	—	7,113	174,387
Executive Vice President and Chief Credit Officer	2013	144,108	—	142,589	50,000	2,775	339,472

(1)	These amounts represent the aggregate grant date fair value for outstanding restricted stock awards and stock option awards granted during the year indicated computed in accordance with FASB ASC Topic 718. The assumptions used to determine the value of restricted stock awards and stock option awards are described in Note 20 of the notes to the consolidated financial statements included in the Poage Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2014. For stock option awards, amounts reported are grant date fair values computed based upon the Black-Scholes option valuation model, which estimated the present dollar value of Poage Bankshares, Inc.’s common stock options at the time of the grant. The actual value, if any, that may be realized will depend on the excess of the stock price over the exercise price on the date the option is exercised. Therefore, there is no assurance that the value realized by an executive officer will be at or near the value shown above. For restricted stock awards, the amount shown reflects the aggregate grant date fair value of restricted stock awards granted to each named executive officer on April 16, 2013 with a grant date market value of $15.10 per share. Since all grants vest (are earned) at a rate of 20% per year beginning in 2014, none of the named executive officers recognized any income from the awards during 2013.
(2)	For 2014, the amounts in this column reflect what Town Square Bank (f/k/a Home Federal Savings and Loan Association) paid for, or reimbursed, the applicable named executive officer for the various benefits and perquisites as follows:

Name	Board Fees(1) ($)	Dividends on Restricted Stock(2)($)	Auto Expenses(3) ($)	Insurance(4) ($)	Country Club Dues ($)	Other(5) ($)	Total All Other Compensation ($)
Ralph E. Coffman, Jr.	1,500	2,522	6,000	2,376	3,960	—	16,358
Bruce Van Horn	—	1,605	968	975	2,970	500	7,018
Miles R. Armentrout	—	1,605	—	1,548	3,960	—	7,113

(1)	Represents fees paid for service on the Board of Directors of Poage Bankshares, Inc. and the Board of Directors of Town Square Bank (f/k/a Home Federal Savings and Loan Association).
(2)	Represents dividends paid on non-vested restricted stock awards.
(3)	Represents amount paid to Mr. Coffman for his use of an automobile.
(4)	Represents imputed income from life insurance premiums paid by Town Square Bank (f/k/a Home Federal Savings and Loan Association).
(5)	Represents cell phone allowance for Mr. Van Horn.

(3)	Amounts reflect payments to Mr. Van Horn from the first date of his employment, March 18, 2014, through December 31, 2014.

Benefit Plans and Agreements

Employment Agreements and Change in Control Agreements. Previously, the named executive officers were parties to employment agreements or change in control agreements. However, the terms of all such employment agreements and change in control agreements have expired.

Employment Agreement. Town Square Bank (f/k/a Home Federal Savings and Loan Association) entered into an employment agreement (the “Agreement”) with Bruce VanHorn, Executive Vice President of Poage Bankshares, Inc. and President of Town Square Bank (“Executive”), dated March 18, 2014. The Agreement has an initial term of three years. Commencing on May 1, 2014 and on each anniversary date thereafter, the Agreement will be extended for a period of one year in addition to the then-remaining term, unless a notice is provided to Executive that the Agreement will not be extended further. The current base salary for Executive is $202,000. In addition to base salary, Executive received a retention bonus of $30,000 on March 18, 2014 and $30,000 on March 18, 2015, and he will be eligible for subsequent retention payments of $30,000 each, provided Executive is employed with Town Square Bank on the following employment dates: March 18, 2016 and March 18, 2017. The Agreement also provides that Executive will be entitled to the continued use of an automobile, with maintenance and insurance coverage provided by Town Square Bank. Town Square Bank will also reimburse or pay Executive amounts sufficient to establish or maintain membership in a country club or any other club or organization that will benefit Town Square Bank. Executive will be entitled to participate in incentive compensation and bonus programs, employee benefit plans, medical, life insurance and disability income plans, retirement, vacation, and expense reimbursement plans and other benefit plans or credit card privileges which Town Square Bank may from time to time have in effect for its senior executives.

Certain events resulting in Executive’s termination or resignation entitle Executive to payments of severance benefits following termination of employment. In the event of Executive’s involuntary termination for reasons other than for cause, change in control or retirement, or in the event Executive resigns during the term of the Agreement following (a) failure to appoint Executive to the executive position set forth in the Agreement, (b)  relocation of Executive’s office by more than 20 miles, (c) a material reduction in the benefits or perquisites paid to Executive unless such reduction is part of a reduction that is generally applicable to officers or employees of Town Square Bank, (d) a liquidation or dissolution of Town Square Bank, or (e) a material breach of the Agreement by Town Square Bank, then Executive would be entitled to a severance payment in the form of a cash lump sum equal to (a) one times the sum of (i) the highest rate of base salary paid to Executive at any time, (ii) the highest bonus paid to Executive with respect to the three completed fiscal years prior to the date of termination, and (iii) the remaining retention payments that have not yet been paid. Internal Revenue Code Section 409A may require that a portion of the above payments cannot be made until six months after termination of employment if Executive is a “key employee” under IRS rules. In addition, Executive would be entitled, at no expense to Executive, to the continuation of life insurance and non-taxable medical and dental coverage for one year.

In the event of a change in control of Town Square Bank or Poage Bankshares, Inc. followed by Executive’s involuntary termination other than for cause or retirement, or resignation for one of the reasons set forth above within 18 months thereafter, Executive would be entitled to a severance payment in the form of a cash lump sum equal to (a) three times the sum of (i) the highest rate of base salary paid to Executive at any time, (ii) the highest bonus paid to Executive with respect to the three completed fiscal years prior to the change of control, and (iii) the remaining retention payments that have not yet been paid. In addition, Executive would be entitled, at no expense to Executive, to the continuation of life insurance and non-taxable medical and dental coverage for thirty-six months following the termination of employment. In the event payments made to Executive include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payments will be cutback by the minimum dollar amount necessary to avoid this result.

Upon termination of Executive’s employment, Executive will be subject to certain restrictions on his ability to compete, or to solicit business or employees of Town Square Bank and Poage Bankshares, Inc. for a period of two years following termination of employment. The covenant not to compete will not apply if Executive’s termination of employment occurs after a change in control of Town Square Bank or Poage Bankshares, Inc.

401(k) Plan. Town Square Bank (f/k/a Home Federal Savings and Loan Association) participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). Employees who have completed two consecutive months of service and attained the age of 21 will be eligible to participate in the 401(k) Plan.

Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, up to 75% of his or her salary in any plan year, subject to limits imposed by the Internal Revenue Code. For 2014, the salary deferral contribution limit is $17,500, provided, however, that a participant over age 50 may contribute an additional $5,500 to the 401(k) Plan. During 2014, Town Square Bank (f/k/a Home Federal Savings and Loan Association) provided an employer matching contribution equal to 50% of a participant’s 401(k) contributions up to 6% of a participant’s annual salary. A participant is always 100% vested in his or her salary deferral contributions and a participant will become 100% vested in employer contributions after completing three years of service. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of a participant’s termination of employment with Town Square Bank.

Defined Benefit Pension Plan. Town Square Bank (f/k/a Home Federal Savings and Loan Association) participates in the Pentegra Defined Benefit Plan for Financial Institutions, a multi-employer pension plan (the “Pension Plan”). The Pension Plan covers all eligible employees meeting certain service and age requirements that were employed by Town Square Bank (f/k/a Home Federal Savings and Loan Association) prior to January 1, 2007. Effective January 1, 2007, the Pension Plan was amended to provide that employees hired after December 31, 2006 would not be eligible to participate in the Pension Plan. No new or additional benefits accrue under the Pension Plan. During the year ended December 31, 2014, Town Square Bank (f/k/a Home Federal Savings and Loan Association) recognized $51,080 as a pension expense.

Employee Stock Ownership Plan. In connection with the conversion, Town Square Bank (f/k/a Home Federal Savings and Loan Association) adopted an employee stock ownership plan for eligible employees. Eligible employees who have attained age 21 and completed one year of service will begin participation in the employee stock ownership plan on the later of the effective date of the conversion (December 12, 2011) or upon the first entry date commencing on or after the eligible employee’s completion of 1,000 hours of service during a continuous 12-month period.

The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 269,790 shares of common stock issued in the offering. The employee stock ownership plan funded its stock purchase with a $2.7 million loan from Poage Bankshares, Inc., to be repaid over 20 years. The loan will be repaid principally through Town Square Bank’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the 20-year term of the loan. The interest rate for the employee stock ownership plan loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal, on the first business day of the calendar year, retroactive to January 1 of such year.

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as we repay the loan. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. A participant will become 100% vested in his or her account balance after completing three years of service. Participants who were employed by Town Square Bank (f/k/a Home Federal Savings and Loan Association) immediately prior to the offering received credit for vesting purposes for years of service prior to adoption of the employee stock ownership plan. Participants also become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon separation from service. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

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

Under applicable accounting requirements, Town Square Bank records a compensation expense for the employee stock ownership plan at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants results in a corresponding reduction in Poage Bankshares, Inc.’s earnings.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards that had not vested as of December 31, 2014 for each named executive officer.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Ralph E. Coffman, Jr.	11,500	56,000	15.00	5/10/2023	11,871	176,522
Bruce Van Horn	4,000	16,000	14.16	3/18/2024	—	—
Miles R. Armentrout	5,000	20,000	15.00	5/10/2023	7,555	112,343

(1)	Stock options vest at the rate of 20% per year commencing May 21, 2014 (March 18, 2015 for Mr. Van Horn), one year from the date of grant, and continuing on each anniversary thereafter through May 21, 2018 (March 18, 2019 for Mr. Van Horn), five years from the date of grant.
(2)	Restricted stock vests at the rate of 20% per year commencing April 16, 2014, one year from the date of grant, and continuing on each anniversary thereafter through April 16, 2018.
(3)	Reflects the closing market price of the stock on December 31, 2014 ($14.87) multiplied by the number of shares of restricted stock held by the named executive officer on such date.

Stock Benefit Plan

2013 Equity Incentive Plan. In January 2013, the Company’s stockholders approved the Poage Bankshares, Inc. 2013 Equity Incentive Plan (the “Equity Incentive Plan”), which provides officers, employees, and directors of Poage Bankshares, Inc. and Town Square Bank (f/k/a Home Federal Savings and Loan Association) with additional incentives to promote the Company’s growth and performance. Most of the companies that the Company competes with for directors and management-level employees are public companies that offer equity compensation as part of their overall director and officer compensation programs. By approving the Equity Incentive Plan, the Company’s stockholders have given the Company flexibility needed to continue to attract and retain highly qualified officers and directors by offering a competitive compensation program that is linked to the performance of the Company’s common stock.

The Equity Incentive Plan authorizes the issuance or delivery of up to 472,132 shares of Poage Bankshares, Inc. common stock pursuant to grants of restricted stock awards, incentive stock options, and non-qualified stock options; provided, however, that the maximum number of shares of stock that may be delivered pursuant to the exercise of stock options is 337,237 (all of which may be granted as incentive stock options) and the maximum number of shares of stock that may be issued as restricted stock awards is 134,895.

The Equity Incentive Plan is administered by the members of Poage Bankshares, Inc.’s Compensation Committee of the Board of Directors (the “Committee”) who are “Disinterested Board Members,” as defined in the Equity Incentive Plan. The Committee has the authority and discretion to select the persons who will receive awards; establish the terms and conditions relating to each award; adopt rules and regulations relating to the Equity Incentive Plan; and interpret the Equity Incentive Plan. The Equity Incentive Plan also permits the Committee to delegate all or any portion of its responsibilities and powers.

The Company’s employees and outside directors are eligible to receive awards under the Equity Incentive Plan. Awards may be granted in a combination of restricted stock awards, incentive stock options, and non-qualified stock options. The exercise price of stock options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. Stock options are subject to vesting conditions and restrictions as determined by the Committee. Stock awards under the Equity Incentive Plan will be granted only in whole shares of common stock. All restricted stock and stock option grants will be subject to conditions established by the Committee that are set forth in the award agreement.

All stock options and restricted stock awards are subject to time-based vesting and vest over a five-year period, with 20% of the awards vesting each year. The recipients of restricted stock awards are entitled to receive the cash dividends paid on all restricted stock awards, whether such awards are vested or not.

Director Compensation

The following table sets forth for the fiscal year ended December 31, 2014 certain information as to the total remuneration we paid to our directors other than to our named executive officers. Information with respect to director compensation paid to directors who are also named executive officers is included above in “—Executive Compensation—Summary Compensation Table.”

Name	Fees earned or paid in cash ($)	Stock awards(1) ($)	Option awards(1) ($)	All other compensation(2) ($)	Total ($)
Darryl Akers.	18,200	—	—	30,368	48,568
Thomas Burnette(3)	15,500	—	—	—	15,500
Thomas P. Carver II	18,950	—	—	1,376	20,326
Everett B. Gevedon	17,900	—	—	2,772	20,672
Daniel King III(4)	—	—	—	—	—
Stuart N. Moore	17,900	—	—	3,408	21,308
Charles W. Robinson	18,400	—	—	3,965	22,365
J. Thomas Rupert(5)	30,500	—	—	3,375	33,875
John C. Stewart, Jr (3)	14,100	—	—	—	14,100

(1)	As of December 31, 2014, each non-employee director, other than Messrs. Burnette, King and Stewart, held 2,400 vested stock option, 9,600 unvested stock options and 8,094 restricted stock awards.

(2)

Represents long term care insurance premiums paid by Town Square Bank (f/k/a Home Federal Savings and Loan Association) on behalf of each director, and for Mr. Akers only, the amount includes $25,934 for consulting services and $2,376 of group life insurance premiums paid by Town Square Bank (f/k/a Home Federal Savings and Loan Association). In addition, the amounts include dividends paid on non-vested restricted stock awards in the amount of $1,376 for each director, except the amount for Messrs. Akers, Burnette, King and Stewart is $459, $0, $0 and 0, respectively

(3)	Messrs. Burnette and Stewart were appointed as directors on March 19, 2014 in connection with the acquisition of Town Square Financial Corporation and Town Square Bank.

(4)	Mr. D. King was appointed on March 17, 2015 to fill the vacancy created by the death of J. Thomas Rupert, and did not receive any compensation during the year ended December 31, 2014.

(5)	Mr. Rupert passed away in November, 2014. Table includes fees in the amount of $3,000 that were paid to his estate for services performed prior to his passing.

Director Fees

Each person who serves as a director of Poage Bankshares, Inc., other than Messrs. Akers and King, also serves as a director of Town Square Bank and earns director and committee fees in his capacity as a director or committee member of Poage Bankshares and Town Square Bank.  However, if a Poage Bankshares meeting immediately precedes or follows a Town Square Bank meeting the directors will only be paid for one meeting.  All director fees are paid by Town Square Bank. Each director or committee member is paid only if in attendance in person or by telephone.  Employee directors are only paid for special meetings if they are held after 5:00 p.m.

Each director of Town Square Bank is paid a regular monthly meeting fee of $1,400, except that Mr. Rupert received, and Mr. Carver now receives, $2,500 as Chairman of the Board and Mr. Carver received, and Mr. Burnette currently receives, $1,450 as Vice-Chairman of the Board.  Each non-employee director receives $500 per committee meeting, except that each non-employee director receives $150 per meeting of the Directors Loan Committee.   In addition, each former director of Commonwealth Bank, F.S.B. who serves as a member of the advisory board of Town Square Bank receives a fee of $225 per month, and the former chairman of the board of Commonwealth Bank, F.S.B. receives a fee of $325 per month for service on the advisory board.

Director Plans

Director Supplemental Retirement Plans. Town Square Bank (f/k/a Home Federal Savings and Loan Association) has purchased insurance policies on the lives of Messrs. Carver, Gevedon, Moore, Robinson and Rupert and has entered into a Director Supplemental Retirement Plan (the “Plan”) with each of Messrs. Carver, Gevedon, Moore, Robinson and Rupert. The insurance policies are owned by Town Square Bank (f/k/a Home Federal Savings and Loan Association), which paid each premium due on the policies in a single lump sum. The amount of the premiums paid for the life insurance policies was $220,000 $60,845, $121,000, $115,504 and $132,030, respectively, on behalf of Messrs. Carver, Gevedon, Moore, Robinson and Rupert. Under the Director Supplemental Retirement Plans, upon a director’s death, the director’s beneficiary will be paid a death benefit equal to the director’s accrued liability retirement plan, as defined in the plan. In the event of the directors’ deaths as of December 31, 2014, the beneficiaries of Messrs. Carver, Gevedon, Moore and Robinson would receive a death benefit of approximately $62,659, $23,452, $22,743 and $105,194, respectively. Upon Mr. Rupert’s passing in November, 2014, $107,578 was paid to Mr. Rupert’s beneficiary pursuant to the terms of the plan.

In the event Messrs. Carver, Gevedon, Moore and Robinson remain in the service of Town Square Bank until normal retirement age (age 70), each shall receive an annual benefit payable over thirteen years (fourteen years for Mr. Robinson) in monthly installments commencing thirty (30) days following the date of the director’s retirement. In the event a director terminates employment following a change in control, then the director shall receive the benefits as if the director had attained normal retirement age. In the event of a termination of employment following a change in control as of December 31, 2014, Messrs. Carver, Gevedon, Moore and Robinson would receive, beginning at normal retirement age (as defined in the plan), amounts specified in an exhibit to each director’s agreement, which provides for different payment amounts in different years. The first year’s payment amounts are $13,327, $12,921, $8,655 and $11,832, respectively, which would be payable for up to thirteen years (fourteen for Mr. Robinson).

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Securities Authorized for Issuance Under Stock-Based Compensation Plans. The following table sets forth information as of March 31, 2015 about common stock that may be issued under Poage Bankshares, Inc.’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under stock-based compensation plans (excluding securities reflected in first column
Equity compensation plans approved by stockholders (1)	299,500	$14.94	37,737
Equity compensation plans not approved by stockholders	—	—	—
Totals	299,500	$14.94	37,737

(1)	These awards were granted pursuant to the Poage Bankshares, Inc. 2013 Equity Incentive Plan.

(b) Security Ownership of Management and Certain Beneficial Owners.    Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of March 31, 2015, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers and the Home Federal Savings and Loan Association Employee Stock Ownership Plan is 1500 Carter Avenue, Ashland, Kentucky 41101.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1), (2)		Percent of Shares of Common Stock Outstanding

Five Percent Stockholders

Home Federal Savings and Loan Association ESOP	269,688		7.11%

Joseph Stilwell Stilwell Partners, L.P. Stilwell Value LLC Stilwell Value Partners II, L.P. Stilwell Value Partners V, L.P. Stilwell Value Partners VII, L.P Stilwell Activist Fund, L.P. Stilwell Activist Investments, L.P.	374,708	(3)	9.88%
111 Broadway, 12th Floor
New York, New York 10006

Ithan Creek Master Investors (Cayman), L.P. Wellington Hedge Management, LLC	315,817	(4)	8.32%
c/o Wellington Management Company, LLP
280 Congress Street
Boston, Massachusetts 02210

Sandler O’Neill Asset Management, LLC SOAM Holdings, LLC Terry Maltese	227,200	(5)	5.99%
150 East 52nd Street, 30th Floor
New York, New York 10022

Directors and Executive Officers

Ralph E. Coffman, Jr., President, Chief Executive Officer and Director	40,778	(6)	1.07%
Darryl E. Akers, Director	10,633	(7)	*
Thomas Burnette, Vice Chairman of the Board	77,267		2.04%
Thomas P. Carver II, Chairman of the Board	43,200	(8)	1.14%
Everett B. Gevedon, Director	42,894	(9)	1.13%
Daniel King III, Director	7,288	(10)	*
Stuart N. Moore, Director	47,444	(11)	1.25%
Charles W. Robinson, Director	44,394	(12)	1.17%
John C. Stewart, Jr., Director	56,893	(13)	1.50%
James W. King, Executive Vice President, Chief Information Officer and Secretary	30,515	(14)	*
Jane Gilkerson, Executive Vice President and Chief Financial Officer	2,888	(15)	*
Miles R. Armentrout, Executive Vice President and Chief Credit Officer	17,241	(16)	*
Bruce Van Horn, Executive Vice President	28,255	(17)	*
Jeffery W. Clark, Senior Vice President and Controller	15,910	(18)	*

All directors and executive officers as a group (14 persons)	465,600		12.03%

*	Less than 1%.
(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
(2)	As of March 31, 2015. An aggregate of 16,760 shares held in our employee stock ownership plan have been allocated to participant accounts.
(3)	Based on a Schedule 13D filed with the Securities and Exchange Commission on February 27, 2015.
(4)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2014.
(5)	Based on a Schedule 13D filed with the Securities and Exchange Commission on April 14, 2014.
(6)

Includes 4,250 shares held by an IRA for the benefit of Mr. Coffman, 11,870 unvested shares of restricted stock and options to purchase 23,000 shares of stock that have vested or will vest within 60 days of the record date.

(7)

Includes 2,135 shares held by our employee stock ownership plan, 2158 unvested shares of restricted stock and options to purchase 4,800 shares of stock that have vested or will vest within 60 days of the record date.

(8)

Includes 15,000 shares held by Mr. Carver’s wife, over which Mr. Carver is deemed to have shared voting and dispositive power together with his wife, 6,475 unvested shares of restricted stock and options to purchase 4,800shares of stock that have vested or will vest within 60 days of the record date.

(9)

Includes 15,000 shares held by the estate of Mr. Gevedon’s mother of which Mr. Gevedon is the executor, over which Mr. Gevedon is deemed to have voting and dispositive power, 6,475 unvested shares of restricted stock and options to purchase 4,800 shares of stock that have vested or will vest within 60 days of the record date.

(10)	Includes 3,543 shares held jointly with Mr. King’s wife, 3,492 shares held jointly with Mr. King’s wife and daughter, and 198 shares held in an IRA for the benefit of Mr. King’s wife, over all of which Mr. King has shared voting and dispositive power together with his wife and daughter.
(11)

Includes 15,000 shares held by Mr. Moore’s wife, over which Mr. Moore is deemed to have shared voting and dispositive power together with his wife, 6,475 unvested shares of restricted stock and options to purchase 4,800 shares of stock that have vested or will vest within 60 days of the record date.

(12)

Includes 15,000 shares held by Mr. Robinson’s wife, over which Mr. Robinson is deemed to have shared voting and dispositive power together with his wife, 6,475 unvested shares of restricted stock and options to purchase 4,800 shares of stock that have vested or will vest within 60 days of the record date.

(13)	Includes 11,460 shares held by Scorpio Assurance, a company controlled by Mr. Stewart, over which Mr. Stewart is deemed to have voting and dispositive power, 500 shares held by the John C. Stewart, Jr. Living Trust, for which Mr. Stewart serves as trustee, and 44,933 shares held by the John C. Stewart, Jr. and Mary Patricia Stewart Living Trust, for which Mr. Stewart serves as trustee.
(14)

Includes 1,415 shares held by our employee stock ownership plan, 7,554 unvested shares of restricted stock and options to purchase 5,000 shares of stock that have vested or will vest within 60 days of the record date.

(15)	Includes 34 shares held jointly with Ms. Gilkerson’s husband, over which Ms. Gilkerson is deemed to have shared voting and dispositive power, and 2,854 shares held in an IRA for the benefit of Ms. Gilkerson.
(16)	Includes 9,443 unvested shares of restricted stock and options to purchase 5,000 shares of stock that have vested or will vest within 60 days of March 31, 2015.
(17)

Includes 18,450 shares held jointly with Mr. Van Horn’s wife, over which Mr. Van Horn is deemed to have shared voting and dispositive power, and 5,805 shares held by an IRA for the benefit of Mr. Van Horn and options to purchase 4,000 shares of stock that have vested or will vest within 60 days of the record date.

(18)	Includes 7,554 unvested shares of restricted stock and options to purchase 4,900 shares of stock that have vested or will vest within 60 days of the record date.

(c) Changes in Control.    Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Transactions With Certain Related Persons

Loans and Extensions of Credit. Federal law requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. Federal regulations adopted under this law permit executive officers and directors to receive the same terms that are widely available to other employees as long as the director or executive officer is not given preferential treatment compared to the other participating employees. Loans to executive officers must be approved by the full Board of Directors, regardless of amounts, for such purposes as first and second mortgages on primary residences, consumer loans or commercial loans.

Town Square Bank (f/k/a Home Federal Savings and Loan Association) historically made loans to its employees through an employee loan program. Directors, executive officers and Regulation O officers were excluded from this program. The program applied to consumer loans, including automobile loans. Pursuant to this program, Town Square Bank (f/k/a Home Federal Savings and Loan Association) waived the $100 loan processing fee for loans made under the employee loan program. Except for the waived loan processing fee, these loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features. Prior to the acquisition, Town Square Bank made loans to directors and officers under the same terms available to customers. Employees who were not subject to Regulation O were eligible through an employee loan program for a one percent (1.00%) reduction in interest rate on consumer loans, and for a waiver of the origination fee on loans on primary residences. The Town Square Bank program has been adopted following the acquisition of Town Square Bank, and the prior employee program of Home Federal Savings and Loan Association has been amended to provide the same benefits.

All loans made by Town Square Bank (f/k/a Home Federal Savings and Loan Association) and all loans made by Town Square Bank prior to the acquisition to their respective directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the respective institution, and did not involve more than the normal risk of collectability of present other unfavorable features.

Other Transactions. Since the beginning of our last fiscal year, there have been no transaction and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers and directors had or will have a direct or indirect material interest.

Board and Committee Independence

The Board of Directors has determined that each of Poage Bankshares, Inc.’s directors, with the exception of Messrs. Akers and Coffman, is “independent” as defined in Rule 4200(a)(15) of the listing standards of the NASDAQ Stock Market. Mr. Akers is not independent by virtue of his employment as Co-President and Co-Chief Executive Officer within the past three years, and Mr. Coffman is not independent by virtue of his current employment as President and Chief Executive Officer.

In determining the independence of the other directors, the Board of Directors considered the following facts, which are not required to be disclosed under “Transactions With Certain Related Persons” pursuant to applicable SEC rules: that during the fiscals years ended December 31, 2014, 2013 and 2012, Town Square Bank (f/k/a Home Federal Savings and Loan Association and including Town Square Bank for periods prior to the acquisition in 2014) paid $25,699, $117,554, and $26,000, respectively, for office furniture and supplies to Ashland Office Supplies, a company of which Director Thomas Burnette is President and owner. The Board of Directors determined that the payment of market prices for office furniture and supplies does not interfere with Mr. Burnette’s exercise of independent judgment in carrying out his responsibilities as a director.

ITEM 14.	Principal Accountant Fees and Services

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Horwath LLP during the years ended December 31, 2014 and December 31, 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013

Audit Fees	$78,000	$89,950
Audit-Related Fees	$101,911	$2,389
Tax Fees	$—	$—
All Other Fees	$—	$1,500

Audit Fees. Audit fees represent the aggregate fees billed to us for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements.

Audit Related Fees. There were no audit-related fees billed to us during the year ended December 31, 2014. Audit-related fees billed to us during the year ended December 31, 2013 were for services rendered in connection with accounting for our ESOP allocation and loan repayment.

Tax Fees. There were no fees billed to us for professional services rendered for tax preparation, tax consultation and tax compliance during the years ended December 31, 2014 or December 31, 2013.

All Other Fees. Other fees billed to us during the years ended December 31, 2014 and December 31, 2013 were for advice related to the acquisition of Town Square Financial Corporation and Town Square Bank and to the pending acquisition of Commonwealth Bank, F.S.B.

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

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(3)	Exhibits

31.1	Certification of Ralph E. Coffman, Jr., President and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Jane Gilkerson, Executive Vice President and Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Poage Bankshares, Inc.

Date: April 30, 2015	By:	/s/ Ralph E. Coffman, Jr.
Ralph E. Coffman, Jr.
President and Chief Executive Officer (duly authorized representative)