Form 10-Q
period 2015-03-31
Poage Bankshares, Inc.
filed 2015-05-15
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

Or

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

As of May 6, 2015 3,786,723 shares of the Registrant’s common stock, par value $.01 per share, were outstanding.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash and due from financial institutions	$16,696	$16,967
Securities available for sale	70,067	65,262
Loans held for sale	590	712
Loans, net of allowance of $2,013 and $1,911	300,292	302,012
Restricted stock, at cost	2,921	2,921
Other real estate owned, net	1,699	1,858
Premises and equipment, net	9,514	9,257
Company owned life insurance	6,805	6,760
Accrued interest receivable	1,414	1,347
Goodwill	1,277	1,082
Other intangible assets, net	1,389	1,470
Deferred tax asset	2,135	2,341
Other assets	1,812	2,713
Total Assets	$416,611	$414,702

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$43,540	$49,646
Interest bearing	282,890	273,492
Total deposits	326,430	323,138
Federal Home Loan Bank advances	16,173	17,952
Subordinated debenture	2,713	2,697
Accrued interest payable	89	47
Other liabilities	3,561	2,717
Total liabilities	348,966	346,551

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized,
3,793,483 and 3,876,455 issued and outstanding at
March 31, 2015 and December 31, 2014 respectively	38	39
Additional paid-in-capital	36,892	37,978
Retained earnings	32,326	31,933
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,225)	(2,259)
Accumulated other comprehensive income	614	460
Total shareholders' equity	67,645	68,151
Total liabilities and shareholders' equity	$416,611	$414,702

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,
	2015	2014
	(in thousands)
Interest and dividend income
Loans, including fees	$4,210	$2,569
Taxable securities	261	391
Tax exempt securities	102	125
Federal funds sold and other	33	26
	4,606	3,111
Interest expense
Deposits	447	358
Federal Home Loan Bank advances and other	103	97
	550	455

Net interest income	4,056	2,656

Provision for loan losses	91	-

Net interest income after provision for loan losses	3,965	2,656

Non-interest income
Service charges on deposits	441	210
Other service charges	10	6
Gains on mortgage banking activity	159	94
Income from company owned life insurance	45	67
Gains on insurance settlements/claims	41	-
Other	4	3
	700	380
Non-interest expense
Salaries and employee benefits	1,843	1,274
Occupancy and equipment	397	300
Data processing	549	332
Federal deposit insurance	64	29
Loan processing and collection	71	29
Foreclosed assets, net	106	29
Advertising	38	41
Professional Fees	187	371
Other taxes	95	59
Director fees and expenses	54	58
Amortization of intangible assets	81	-
Early Termination Fee	-	877
Other	270	216
	3,755	3,615

Income (loss) before income taxes	910	(579)

Income tax expense (benefit)	324	(154)

Net income (loss)	$586	$(425)
Earnings (loss) per share:
Basic	$0.16	$(0.13)
Diluted	$0.16	$(0.13)
Dividend per share	$0.05	$0.05

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended
	March 31,
	2015	2014
	(in thousands)

Net income (loss)	$586	$(425)

Other comprehensive income:
Unrealized holding gains on available for sale securities	233	756
Reclassification adjustments for (gains) losses recognized in income	-	-
Net unrealized holding gains on available for sale securities	233	756
Tax effect	(79)	(256)
Other comprehensive income:	154	500

Comprehensive income	$740	$75

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
			(in thousands)

Balances, January 1, 2015	$39	$37,978	$31,933	$(2,259)	$460	$68,151

Net income	-	-	586	-	-	586
Stock repurchasing, 82,434 shares repurchased	(1)	(1,233)	-	-	-	(1,234)
Dividends paid ($0.05/share)	-	-	(193)	-	-	(193)
ESOP compensation earned	-	17	-	34	-	51
Stock based compensation expense, net of 539 forfeited restricted shares	-	130	-	-	-	130
Other comprehensive income	-	-	-	-	154	154

Balances, March 31, 2015	$38	$36,892	$32,326	$(2,225)	$614	$67,645

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2015	2014
	(in thousands)
CASH FLOW FORM OPERATING ACTIVITIES:
Net income (loss)	$586	$(425)
Adjustments to reconcile net income (loss) to net cash from
operating activities:
Depreciation	150	117
Provision for loan losses	91	-
ESOP compensation expense	51	48
Stock based compensation expense	130	131
Loss on sale of other real estate owned	51	10
Gain on sale of repossessed assets	(1)	-
Amortization of core deposit intangible	81	-
Accretion of fair value adjustments related to loans	(339)	-
Accretion of fair value adjustments related to deposits	(16)	-
Amortization of fair value related to subordinated debenture	16	-
Net amortization on securities	116	108
Deferred income tax benefit	(69)	(58)
Net gain on mortgage banking activities	(159)	(94)
Origination of loans held for sale	(2,078)	(707)
Proceeds from loans held for sale	2,359	744
Increase in cash value of life insurance	(45)	(67)
Change in asset and liabilities, net assets and liabilities acquired:
Accrued interest receivable	(67)	5
Other assets	920	105
Accrued interest payable	42	71
Other liabilities	844	874
Net cash from operating activities	2,663	862

CASH FLOW FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sales	-	-
Proceeds from calls	1,000	7,000
Proceeds from maturities	405	120
Purchases	(7,632)	-
Principal payments received	1,540	1,408
Cash paid for acquisition, net of cash acquired	-	1,445
Loan originations and principal payments on loans, net	1,916	(2,828)
Proceeds from the sale of other real estate owned	108	-
Proceeds from the sale of repossessed assets	34	-
Purchase of properties and equipment	(407)	(92)
Net cash from (used in) investing activities	(3,036)	7,053

CASH FLOW FROM FINANCING ACTIVITIES
Net change in deposits	3,308	3,761
Proceeds from Federal Home Loan Bank borrowings	14,000	26,000
Payments on Federal Home Loan Bank borrowings	(15,779)	(27,448)
Cash dividend paid	(193)	(167)
Stock repurchases	(1,234)	-
Net cash used in financing activities	102	2,146

DECREASE IN CASH AND CASH EQUIVALENTS	(271)	10,061

Cash and cash equivalents at beginning of year	16,967	6,684

CASH AND CASH EQUIVALENTS AT END OF YEAR	$16,696	$16,745

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$508	$351
Income taxes	250	-

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Estimates used in the preparation of the financial statements are based on various factors including the current interest rate environment and the general strength of the local economy.  Changes in the overall interest rate environment can significantly affect the Company’s net interest income and the value of its recorded assets and liabilities.  Actual results could differ from those estimates used in the preparation of the financial statements.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2015 and December 31, 2014 and the results of operations and cash flows for the interim periods ended March 31, 2015 and 2014. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

In connection with the acquisition and in accordance with a related Plan of Conversion Merger (the “Plan”), the Company will offer newly issued shares of its common stock in a subscription offering, on a priority basis, first to eligible depositors of Commonwealth as of the close of business on July 31, 2013, and then to other eligible members of Commonwealth. If any shares remain unsold in the subscription offering, the Company will offer those shares in a community offering and, if necessary, in a syndicated community offering. The amount of stock that the Company will issue and sell will be based on an independent appraisal of Commonwealth. Following the completion of the stock offering, Commonwealth will merge with and into Town Square Bank, with Town Square Bank as the surviving institution. The transaction is expected to close in the second quarter of 2015, subject to the approval of Commonwealth’s members and the satisfaction of other customary closing conditions.

NOTE 2- ACCOUNTING STANDARDS NEWLY ISSUED NOT YET EFFECTIVE

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

These amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. There is a proposal to defer adoption for 1 year. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

In January 2014, the FASB amended existing guidance to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required.

These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at March 31, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2015
States and political subdivisions	$16,679	$720	$9	$17,390
U.S. Government agencies and sponsored entities	13,247	33	(91)	13,189
Government sponsored entities residential mortgage-backed:
FHLMC	13,663	239	(5)	13,897
FNMA	13,637	163	(13)	13,787
Collateralized mortgage obligations	7,996	1	(71)	7,926
SBA loan pools	3,914	-	(36)	3,878
Total securities	$69,136	$1,156	$(225)	$70,067

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
States and political subdivisions	$17,121	$633	$(8)	$17,746
U.S. Government agencies and sponsored entities	14,247	6	(267)	13,986
Government sponsored entities residential mortgage-backed:
FHLMC	14,346	251	(7)	14,590
FNMA	14,207	177	(9)	14,375
Collateralized mortgage obligations	4,644	-	(79)	4,565
Total securities	$64,565	$1,067	$(370)	$65,262

The amortized cost and fair value of the securities portfolio at March 31, 2015 are shown in the following table by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands).

	March 31,
	2015
	Amortized	Fair
	Cost	Value

Within one year	$250	$253
One to five years	10,347	10,555
Five to ten years	16,559	16,835
Beyond ten years	2,770	2,936
Mortgage-backed securities and collateralized mortgage obligations	35,296	35,610
SBA loan pools	3,914	3,878
Total	$69,136	$70,067

The following table summarizes the securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2015
States and political subdivisions	$1,060	$(9)	$-	$-	$1,060	$(9)
U.S. Government agencies and sponsored entities	-	-	8,659	(91)	8,659	(91)
Government sponsored entities residential mortgage backed:
FHLMC	1,094	(5)	-	-	1,094	(5)
FNMA	2,893	(13)	-	-	2,893	(13)
Collateralized mortgage obligations	4,498	(12)	2,738	(59)	7,236	(71)
SBA loan pools	1,863	(36)	-	-	1,863	(36)
Total available-for-sale securities	$11,408	$(75)	$11,397	$(150)	$22,805	$(225)

December 31, 2014
States and political subdivisions	$1,072	$(8)	$-	$-	$1,072	$(8)
U.S. Government agencies and sponsored entities	-	-	12,482	(267)	12,482	(267)
Government sponsored entities residential mortgage backed:
FHLMC	-	-	1,131	(7)	1,131	(7)
FNMA	2,063	(3)	946	(6)	3,009	(9)
Collateralized mortgage obligations	1,652	(13)	2,913	(66)	4,565	(79)
Total available-for-sale securities	$4,787	$(24)	$17,472	$(346)	$22,259	$(370)

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

NOTE 4 – LOANS

Loans at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31,	December 31,
	2015	2014

Real estate:
One to four family	$176,650	$179,480
Multi-family	5,882	5,916
Commercial Real Estate	63,485	62,979
Construction and land	4,514	5,142
	250,531	253,517

Commercial and Industrial	27,740	25,523

Consumer
Home equity loans and lines of credit	7,861	7,973
Motor vehicle	10,067	10,337
Other	6,349	6,774
	24,277	25,084

Total	302,548	304,124
Less: Net deferred loan fees	243	201
Allowance for loan losses	2,013	1,911

	$300,292	$302,012

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2015 and December 31, 2014. Accrued interest receivable and net deferred loans fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

March 31, 2015
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$70	$-	$1,808	$1,878	$1723	$3,276	$245,532	$250,531
Commercial and industrial	-	-	72	72	199	436	27,105	27,740
Consumer	-	-	63	63	-	9	24,268	24,277
Unallocated	-	-	-	-	-	-	-	-

Total	$70	$-	$1,943	$2,013	$1,922	$3,721	$296,905	$302,548

December 31, 2014
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$-	$-	$1,786	$1,786	$324	$3,633	$249,560	$253,517
Commercial and industrial	-	-	62	62	19	439	25,065	25,523
Consumer	-	-	63	63	-	10	25,074	25,084
Unallocated	-	-	-	-	-	-	-	-

Total	$-	$-	$1,911	$1,911	$343	$4,082	$299,699	$304,124

The following table presents information related to impaired loans by class of loans as of March 31, 2015 and December 31, 2014.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
March 31, 2015
With no related allowance recorded:
Commercial	$199	$199	$-	$109	$-	$-
Commercial real estate:
Construction	-	-	-	-	-	-
Other	520	520		422	-	-
Residential real estate:
Nontraditional	-	-	-	-	-	-
Other	453	453	-	-	-	-
Subtotal	1,172	1,172	-	531	-	-

With an allowance recorded:
Commercial	$-	$-	$-	$-	$-	$-
Commercial real estate:
Construction	-	-	-	-	-	-
Other	496	462	34	231	-	-
Residential real estate:
Nontraditional	-	-		-	-	-
Other	254	218	36	109	-	-
Subtotal	750	680	70	340	-	-

Total	$1,922	$1,852	$70	$871	$-	$-

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
December 31, 2014
With no related allowance recorded:
Commercial	$19	$-	$19	$19	$-	$-
Commercial real estate:
Construction	-	-	-	-	-	-
Other	199	-	199	199	-	-
Residential real estate
Nontraditional	-	-	-	-	-	-
Other	125	125	-	31	-	-
Subtotal	343	125	218	249	-	-

With an allowance recorded:
Commercial	-	-	-	-	-	-
Commercial real estate:
Construction	-	-	-	-	-	-
Other	-	-	-	-	-	-
Residential real estate:
Nontraditional	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	-	-	-	-	-	-

Total	$343	$125	$218	$249	$-	$-

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following table sets forth an analysis of our allowance for loan losses for the three months ended March 31, 2015 and 2014 (in thousands):

Three Months Ended		Commercial
March 31, 2015	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,806	$43	$62	$-	$1,911
Provision for loan losses	(1)	54	38	-	91
Loans charged-off	(52)	(52)	(47)	-	(151)
Recoveries	125	27	10	-	162

Total ending allowance balance	$1,878	$72	$63	$-	$2,013

Three Months Ended		Commercial
March 31, 2014	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,818	$8	$52	$30	$1,908
Provision for loan losses	3	(15)	(6)	18	-
Loans charged-off	(56)	-	(5)	-	(61)
Recoveries	2	18	-	-	20

Total ending allowance balance	$1,767	$11	$41	$48	$1,867

There were $3.7 million and $5.4 million of purchased credit impaired loans which were acquired in a business combination completed on March 18, 2014 at March 31, 2015 and 2014, respectively. Impaired loans averaged $834,000 and $24,000 for the three months ended March 31, 2015 and 2014, respectively.

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015		December 31, 2014
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$2,499	$-	$2,223	$-
Multi-family	-	-	-	-
Commercial real estate	1,069	-	578	-
Construction and land	49	-	103	-
Commercial and industrial	255	-	396	-
Consumer:	-	-	-	-
Home equity loans and lines of credit	1	-	-	-
Motor vehicle	9	-	21	-
Other	30	-	31	-

Total	$3,912	$-	$3,353	$-

The following table presents the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by class of loans. Non-accrual loans of $3.9 million as of March 31, 2015 and $3.4 million at December 31, 2014 are included in the tables below and have been categorized based on their payment status (in thousands).

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	90 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
March 31, 2015
Real estate:
One to four family	$1,648	$343	$1,589	$3,580	$1,211	$171,859	$176,650
Multi-family	-	-	-	-	-	5,882	5,882
Commercial real estate	18	-	750	768	1,796	60,921	63,485
Construction and land	24	-	49	73	269	4,172	4,514
Commercial and industrial	-	1	226	227	436	27,077	27,740
Consumer:
Home equity loans and lines of credit	59	-	-	59	7	7,795	7,861
Motor vehicle	46	-	9	55	-	10,012	10,067
Other	53	3	18	74	2	6,273	6,349

Total	$1,848	$347	$2,641	$4,836	$3,721	$293,991	$302,548

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	90 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2014
Real estate:
One to four family	$2,028	$488	$1,259	$3,775	$1,262	$174,443	$179,480
Multi-family	-	-	-	-	-	5,916	5,916
Commercial real estate	1,102	124	38	1,264	2,031	59,684	62,979
Construction and land	-	-	103	103	340	4,699	5,142
Commercial and industrial	245	46	257	548	439	24,536	25,523
Consumer:
Home equity loans and lines of credit	86	23	-	109	7	7,857	7,973
Motor vehicle	102	4	20	126	-	10,211	10,337
Other	33	20	16	69	3	6,702	6,774

Total	$3,596	$705	$1,693	$5,994	$4,082	$294,048	$304,124

Troubled Debt Restructurings:

As of March 31, 2015 and December 31, 2014, the Company has a recorded investment in two troubled debt restructurings which totaled $218,000. A less than market rate and extended term was granted as concessions for both troubled debt restructurings. No additional charge-off or provision has been made for the loan relationships. No additional commitments to lend have been made to the borrower.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Not Rated
March 31, 2015
One to four family	$168,104	$3,764	$4,782	$-	$-
Multi family	5,882	-	-	-	-
Commercial real estate	60,722	161	2,602	-	-
Construction and land	3,811	-	703	-	-
Commercial and industrial	25,805	1,208	727	-	-
Home equity loans and lines of credit	7,832	-	29	-	-
Motor vehicle	10,042	8	17	-	-
Other	6,315	-	34	-	-

Total	$288,513	$5,141	$8,894	$-	$-

	Pass	Special Mention	Substandard	Doubtful	Not Rated
December 31, 2014
One to four family	$171,324	$3,794	$4,362	$-	$-
Multi family	5,916	-	-	-	-
Commercial real estate	60,250	54	2,675	-	-
Construction and land	4,402	52	688	-	-
Commercial and industrial	22,162	2,332	1,029	-	-
Home equity loans and lines of credit	7,935	30	8	-	-
Motor vehicle	10,299	22	16	-	-
Other	6,740	-	34	-	-

Total	$289,028	$6,284	$8,812	$-	$-

The Company holds purchased loans without evidence of credit quality deterioration and purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. A summary of non-impaired purchased loans and credit-impaired purchased loans with the carrying amount of those loans is as follows at March 31, 2015.

	Non-impaired	Credit-impaired
	Purchased	Purchased
(in thousands)	Loans	Loans
Real estate mortgage loans:
Residential:
1-4 Family	$32,042	$1,211
Multi-family	3,224	-
Construction & Land	2,088	269
Farm	6,180	19
Nonresidential	25,342	1,777
Commercial non-mortgage loans	10,450	436
Consumer loans	3,735	9

Total loans	$83,061	$3,721

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three months ended March 31, 2015. There were $4.1 million purchased credit impaired loans as of December 31, 2014.

The following table presents the composition of the acquired loans at March 31, 2015:

	Contractual	Unaccreted	Amortized
(in thousands)	Amount	Discount	Book Value
Real estate mortgage loans:
Residential:
1-4 Family	$34,527	$(1,274)	$33,253
Multi-family	3,250	(26)	3,224
Construction & Land	2,382	(25)	2,357
Farm	6,233	(34)	6,199
Nonresidential	27,980	861	27,119
Commercial non-mortgage loans	13,803	(2,917)	10,886
Consumer loans	3,859	(115)	3,744

Total loans	$92,034	$(5,252)	$86,782

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality as of March 31, 2015.

(in thousands)

Contractually-required principal and interest payments	$7,651
Non-Accretable difference	(3,416)
Accretable yield	(514)

Amortized book value of loans	$3,721

The Company adjusted interest income to recognize $110,000 for the three months ended March 31, 2015 of accretable yield on credit-impaired purchased loans.

NOTE 5: FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at March 31, 2015 and December 31, 2014 were as follows (in thousands):

	March 31,	December 31,
	2015	2014

Maturities April 2015 through June 2025, fixed rate at
rates from 0.17% to 6.70%, weighted average rate of 1.59%
at March 31, 2015 and 1.55% at December 31, 2014	$16,173	$17,952

Payments contractually required over the next five years are as follows (in thousands):

March 31,
2016	$10,855
2017	2,160
2018	1,734
2019	1,153
2020	170
Thereafter	101
Total	$16,173

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at
	March 31, 2015 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$17,390	$-	$17,390	$-
U.S. Government agencies and sponsored entities	13,189	-	13,189	-
Mortgage backed securities: residential	27,684	-	27,684	-
Collateralized mortgage obligations	7,926	-	7,926	-
SBA loan pools	3,878	-	3,878	-
Total securities	$70,067	$-	$70,067	$-

	Fair Value Measurements at
	December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$17,746	$-	$17,746	$-
U.S. Government agencies and sponsored entities	13,986	-	13,986	-
Mortgage backed securities: residential	28,965	-	28,965	-
Collateralized mortgage obligations	4,565	-	4,565	-
Total securities	$65,262	$-	$65,262	$-

For the periods ended March 31, 2015 and December 31, 2014, there were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at
	March 31, 2015 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans
One to four family, net	$462	$-	$-	$462
Commercial real estate, net	218	-	-	218

Other real estate owned
One to four family, net	$72	$-	$-	$72
Commercial real estate, net	115	-	-	115

	Fair Value Measurements at
	December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned
One to four family, net	$72	$-	$-	$72
Commercial real estate, net	115	-	-	115

Commercial and residential real estate properties classified as OREO are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Appraisals for real estate properties classified as other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank’s management. The appraisal values are discounted to allow for selling expenses and fees, and the discounts range from 5% to 10%.

At March 31, 2015, OREO recorded at fair value had a net carrying amount of $187,000 made up of the outstanding balance of $244,000 net of a valuation allowance of $57,000. There were no write-downs for the three months ended March 31, 2015. At December 31, 2014, OREO recorded at fair value had a net carrying amount of $187,000 made up of the outstanding balance of $244,000, net of a valuation allowance of $57,000. At March 31, 2014, OREO recorded at fair value had a net carrying amount of $286,000 made up of the outstanding balance of $454,000 net of a valuation allowance of $168,000, which resulted in a write-down of $10,000 for the three months ended March 31, 2014.

At March 31, 2015, impaired loans recorded at fair value had a net carrying amount of $680,000 made up of outstanding balance of $750,000 net of a valuation allowance of $70,000. There were no write-downs for the three months ended March 31, 2015. There were no impaired loans recorded at fair value at December 31, 2014 or March 31, 2014. There were no write-downs for the year ended December 31, 2014 or the three months ended March 31, 2014.

The carrying amounts and estimated fair values of financial instruments at March 31, 2015 and December 31, 2014 are as follows (in thousands):

		Fair Value Measurements
	Carrying
March 31, 2015	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$16,696	$16,696	$-	$-	$16,696
Securities	70,067	-	70,067	-	70,067
Restricted stock	2,921	N/A	N/A	N/A	N/A
Loans held for sale	590	-	590	-	590
Loans, net	300,292	-	-	315,307	315,307
Accrued interest receivable	1,414	-	383	1,031	1,414

Financial liabilities
Deposits	$326,430	$167,769	$160,052	$-	$327,821
Federal Home Loan Bank advances	16,173	8,000	8,373	-	16,373
Subordinated debenture	2,713	-	2,713	-	2,713
Accrued interest payable	89	-	89	-	89

		Fair Value Measurements
	Carrying
December 31, 2014	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$16,967	$16,967	$-	$-	$16,967
Securities	65,262	-	65,262	-	65,262
Restricted stock	2,921	N/A	N/A	N/A	N/A
Loans held for sale	712	-	712	-	712
Loans, net	302,012	-	-	316,493	316,493
Accrued interest receivable	1,347	-	293	1,054	1,347

Financial liabilities
Deposits	$323,138	$159,384	$165,190	$-	$324,574
Federal Home Loan Bank advances	17,952	9,000	9,171	-	18,171
Subordinated debenture	2,697	-	2,697	-	2,697
Accrued interest payable	47	-	47	-	47

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

There were no contributions to the ESOP for the three months ended March 31, 2015 or 2014.

Shares held by the ESOP at March 31, 2015 and December 31, 2014 were as follows (dollars in thousands) :

	March 31,	December 31,
	2015	2014
Allocated to participants	29,967	29,967
Released, but unallocated	-	-
Unearned	239,442	239,442

Total ESOP shares	269,409	269,409

Fair value of unearned shares	$3,675	$3,561

NOTE 8 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three months ended March 31, 2015 and 2014, were as follows (in thousands):

	Three months ended
	March 31,
Basic	2015	2014
Net income (loss)	$586	$(425)
Less: Net income (loss) attributable to participating securities	14	(17)
Net income (loss) available to common shareholders	572	(408)

Weighted average common shares outstanding	3,848,948	3,427,808
Less: Average unallocated ESOP shares	(239,439)	(239,439)
Average participating shares	(91,589)	(134,895)
Average shares	3,517,920	3,053,474

Basic earnings (loss) per common share	$0.16	$(0.13)

Diluted
Net income (loss)	$572	$(408)

Weighted average common shares outstanding
for basic earnings (loss) per common share	3,517,920	3,053,474
Add: Dilutive effects of assumed exercises of stock options	-	-

Average shares and dilutive potential common shares	3,517,920	3,053,474

Diluted earnings (loss) per common share	$0.16	$(0.13)

Stock options of 295,500 and 320,000 shares of common stock were not considered in computing diluted earnings per common share for 2015 or 2014 because they were antidilutive.

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

The following table summarizes stock option activity for the three months ended March 31, 2015:

		Weighted Average
	Options	Exercise Price

Outstanding - December 31, 2014	299,500	$14.94
Granted	-	-
Exercised	-	-
Forfeited	(4,000)	14.86
Outstanding - March 31, 2015	295,500	$14.94

Fully vested and exercisable at March 31, 2015	71,550
Fully vested and exercisable at December 31, 2014	57,950
Expected to vest in future periods	223,950

 Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. No options were vested during the three months ended March 31, 2015. Stock-based compensation expense for stock options included in salaries and benefits for the three months ended March 31, 2015 and 2014 was $30,000 and $29,000, respectively. Total unrecognized compensation cost related to non-vested stock options was $355,000 at March 31, 2015 and $386,000 at December 31, 2014 and is expected to be recognized over a period of 4-5 years.

The following table summarizes non-vested restricted stock activity for the three months ended March 31, 2015:

Balance - December 31, 2014	100,624
Granted	-
Forfeited	(539)
Vested	(8,903)
Balance - March 31, 2015	91,182

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three months ended March 31, 2015 and 2014 was $100,000 and $102,000, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $1.2 million at March 31, 2015 and $1.3 million at December 31, 2014 and is expected to be recognized over a weighted-average period of 4-5 years.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the three months ended March 31, 2015.

Unrealized Gains and Losses on Available-for-Sale Securities
Three months ended
March 31, 2015
Beginning balance	$460

Other comprehensive income, net of tax before reclassification	154

Amounts reclassified from accumulated to other comprehensive income for gains on sale of securities, net of tax expense of $0 for the three months ended March 31, 2015.	-

Net current period other comprehensive income	154

Ending Balance	$614

NOTE 11 – PENDING BANK ACQUISITION

On September 9, 2014, Poage Bankshares, Inc. (“Poage”) and Commonwealth Bank, FSB (“Commonwealth”) issued a joint press release announcing that they have entered into a definitive agreement for Poage to acquire Commonwealth in a conversion merger transaction. Under the terms of the definitive agreement, which has been approved by the Boards of Directors of both institutions, Commonwealth will convert from a federally-chartered mutual savings association to a federally-chartered stock savings association and issue all of its outstanding shares of common stock to Poage. As of March 31, 2015, Commonwealth had total assets of $19.5 million and equity of $1.5 million with $15.1 million in net loans and $15.4 million in deposits (unaudited).

In connection with the acquisition and in accordance with a related Plan of Conversion Merger (the “Plan”), Poage will offer newly issued shares of its common stock in a subscription offering, on a priority basis, first to eligible depositors of Commonwealth as of the close of business on July 31, 2013, and then to other eligible members of Commonwealth. If any shares remain unsold in the subscription offering, Poage will offer those shares in a community offering and, if necessary, in a syndicated community offering. The amount of stock that Poage will issue and sell will be based on an independent appraisal of Commonwealth. Following the completion of the stock offering, Commonwealth will merge with and into Town Square Bank, with Town Square Bank as the surviving institution. The transaction is expected to close in the second quarter of 2015, subject to the approval of Commonwealth’s members and the satisfaction of other customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Poage Bankshares, Inc. for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

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

•	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

•	significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	our ability to successfully enhance internal controls;

•	our business may not be combined successfully with the business of Town Square Financial Corporation and Commonwealth Bank, or such combination may take longer to accomplish than expected;

•	the growth opportunities and cost savings from the acquisitions of Town Square Financial Corporation and Commonwealth Bank may not be fully realized or may take longer to realize than expected;

•	our ability to manage increased expenses following the acquisitions of Town Square Financial Corporation and Commonwealth Bank, including salary and employee benefit expenses and occupation expenses;

•	operating costs, customer losses and business disruption following the acquisitions of Town Square Financial Corporation and Commonwealth Bank, including adverse effects of relationships with employees, may be greater than expected;

•	competition among depository and other financial institutions;

•	our success in increasing our originations of adjustable-rate mortgage loans;

•	our success in increasing our commercial business and commercial real estate;

•	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending, including as a result of the acquisitions of Town Square Financial Corporation and Commonwealth Bank;

•	our ability to retain customers and name recognition in the communities we serve as a result of changing our name to “Town Square Bank”;

•	our success in introducing new financial products;

•	our ability to attract and maintain deposits, including depositors of the former Town Square Bank and former depositors of Commonwealth Bank;

•	decreases in our asset quality;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans and our ability to retain key members of our senior management team;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party providers to perform their obligations to us; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

At March 31, 2015, the Company’s assets totaled $416.6 million, an increase of 1.9% million, or 0.5%, from $414.7 million at December 31, 2014. The increase was primarily attributed to growth in deposit accounts resulting from the migration of customers from a competitor in the Louisa, Kentucky market following their acquisition and new accounts and increased balances for city governments in Flatwoods and Ashland, Kentucky.

Cash and Cash equivalents decreased by $271,000, or 1.6%, to $16.7 million at March 31, 2015 from $17.0 million at December 31, 2014. The decrease was attributable to the purchase of $7.6 million in available for sale securities, offset by the increase in deposits and reduction in net loans.

Loans held for sale decreased $122,000, or 17.1%, to $590,000 at March 31, 2015 from $712,000 at December 31, 2014.

Loans receivable, net, decreased $1.7 million, or 0.6%, to $300.3 million at March 31, 2015 from $302.0 million at December 31, 2014. The decrease was primarily attributable to a $3.0 million decrease in loans secured by real estate and $807,000 decrease in consumer loans, offset by an increase of $2.2 million in commercial loans. Non-performing loans increased $559,000, or 16.7%, to $3.9 million at March 31, 2015 from $3.4 million at December 31, 2014.

Securities available for sale increased by $4.8 million, or 7.4%, to $70.1 million at March 31, 2015 from $65.3 million at December 31, 2014. This increase is due to $7.6 million in purchases, offset by $2.9 million in sales, calls, regular maturities and principal payments.

Deposits increased $3.3 million, or 1.0%, to $326.4 million at March 31, 2015 from $323.1 million at December 31, 2014. The increase was primarily attributable to new accounts and increased balances for city governments in two markets we serve.

Federal Home Loan Bank advances decreased $1.8 million, or 9.9%, to $16.2 million at March 31, 2015 from $18.0 million at December 31, 2014. This decrease in borrowings was primarily due to regular principal payments and maturities.

Other borrowings increased by $16,000 to $2.7 million at March 31, 2015 from $2.7 million at December 31, 2014 due to the amortization of the fair value related to the subordinated debenture assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of 4,124 trust preferred securities with a liquidation amount of $1,000 per security. The subordinated debt of $2.7 million is shown as a liability because the Company is not considered the primary beneficiary of the Trust. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.10% at March 31, 2015.

Total shareholders’ equity decreased by $506,000 to $67.7 million at March 31, 2015, compared to $68.2 million at December 31, 2014. The decrease resulted primarily from the repurchase of common stock totaling $1.2 million and the payment of a cash dividends totaling $193,000, offset by net income of $586,000 for the three months ended March 31, 2015 and an increase in other comprehensive income of $154,000.

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

The average balance, interest and dividends paid and received, and yield/cost of assets and liabilities include assets and liabilities acquired through the Town Square acquisition. Because the Town Square acquisition was consummated on March 18, 2014, the information for the three months ended March 31, 2015 reflects the accretive benefits and costs from the transaction, but the information for the three months ended March 31, 2014 only partially reflects the benefits and costs from the transactions.

	For the Three Months Ended March 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/Cost	Average Balance	Interest and Dividends	Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$302,024	$4,210	5.58%	$196,464	$2,569	5.23%
Investment securities	67,018	363	2.17%	85,000	516	2.43%
FHLB stock	2,681	27	4.03%	2,093	22	4.20%
Other interest-earning assets	16,066	6	0.15%	8,473	4	0.19%
Total interest-earning assets	387,789	4,606	4.75%	292,030	3,111	4.26%

Noninterest-earning assets	26,365			20,666
Total assets	414,154			312,696

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	118,053	57	0.19%	89,011	38	0.17%
Certificates of deposit	161,047	390	0.97%	127,449	320	1.00%
Total interest bearing deposits	279,100	447	0.64%	216,460	358	0.66%

FHLB advances	17,074	67	1.57%	25,314	94	1.49%
Subordinated Debenture	2,708	36	5.32%	353	3	3.40%
Total interest bearing liabilities	298,882	550	0.74%	242,127	455	0.75%

Non-interest bearing liabilities:
Non-interest bearing deposits	45,070			9,771
Accrued interest payable	150			145
Other liabilities	1,986			2,823
Total non-interest bearing liabilities	47,206			12,739
Total liabilities	346,088			254,866

Total equity	68,066			57,830
Total liabilities and equity	414,154			312,696

Net interest income		4,056			2,656
Interest rate spread			4.01%			3.51%
Net interest margin			4.18%			3.64%
Average interest-earning assets to average
interest-bearing liabilities		129.75%			120.61%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At March 31, 2015, we had $16.2 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $93.2 million.

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

On July 9, 2013, the Federal Reserve and the FDIC approved rules that implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.  The rules include a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and Tier 2 risk-based capital requirements.  The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.  Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.  Based on the Company’s current capital composition and levels, management does not presently anticipate that the rules present a material risk to the Company’s financial condition or results of operations.

As of March 31, 2015, the capital of the Company exceeded all required regulatory guidelines.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums at March 31, 2015 and December 31, 2014.

(in thousands)	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2015:

Risk-based capital:
Common equity tier 1 capital	$63,707	24.24%	$11,826	4.50%	$51,881	19.74%
Tier 1 capital	63,707	24.24%	15,768	6.00%	47,939	18.24%
Total capital	65,744	25.02%	21,024	8.00%	44,720	17.02%
Tier 1 leverage ratio	63,707	15.49%	16,446	4.00%	47,261	11.49%

(in thousands)	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:

Risk-based capital:
Common equity tier 1 capital	$62,068	23.61%	$11,832	4.50%	$50,236	19.11%
Tier 1 capital	62,068	23.61%	15,776	6.00%	46,292	17.61%
Total capital	64,002	24.34%	21,034	8.00%	42,968	16.34%
Tier 1 leverage ratio	62,068	15.07%	16,477	4.00%	45,591	11.07%

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. These arrangements are not expected to have a material impact on the Company’s financial condition or results of operations.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and March 31, 2014

Net income increased $1.0 million to $586,000 for the three months ended March 31, 2015 from a loss of $425,000 for the three months ended March 31, 2014. The increase in net income reflected an increase in net interest income of $1.4 million to $4.1 million for the three months ended March 31, 2015 from $2.7 million for the three months ended March 31, 2014 and an increase in non-interest income of $320,000 to $700,000 for the three months ended March 31, 2015 from $380,000, offset by an increase in provision for loan losses of $91,000 to $91,000 for the three months ended March 31, 2015 from no provision for the three months ended March 31, 2014, an increase in non-interest expense of $140,000 to $3.8 million for the three months ended March 31, 2015 from $3.6 million for the three months ended March 31, 2014 and an increase in income tax expense of $478,000 to $324,000 for the three months ended March 31, 2015 from an income tax benefit of $154,000 for the three months ended March 31, 2014.

Interest Income. Interest income increased $1.5 million, or 48.1%, to $4.6 million for the three months ended March 31, 2015 from $3.1 million for the three months ended March 31, 2014. Because the Town Square Financial Corporation acquisition was consummated on March 18, 2014, the information for the three months ended March 31, 2015 reflects the accretive benefits from the transaction, but the information for the three months ended March 31, 2014 only partially reflects the benefits from the transactions.

Interest income on loans increased $1.6 million, or 63.9%, to $4.2 million for the three months ended March 31, 2015 from $2.6 million for the three months ended March 31, 2014. The average yields on loans increased 35 basis points to 5.58% for the three months ended March 31, 2015, compared to 5.23% for the three months ended March 31, 2014. The average balance of loans increased $105.6 million, or 53.7%, to $302.0 million for the three months ended March 31, 2015 from $196.5 million for the three months ended March 31, 2014. The increase in interest income is attributable to the acquisition of Town Square Financial Corporation on March 18, 2014. Interest income on investment securities decreased $153,000, or 29.7%, to $363,000 for the three months ended March 31, 2015 from $516,000 for the three months ended March 31, 2014. The average yield on securities decreased 26 basis points to 2.17% for the three months ended March 31, 2015, compared to 2.43% for the three months ended March 31, 2014. The average balance of investment securities decreased $18.0 million, or 21.2%, to $67.0 million for the three months ended March 31, 2015 from $85.0 million for the three months ended March 31, 2014 due to the sale of $19.7 million in investment securities during the three months ended June 30, 2014.

Interest Expense. Interest expense increased $95,000, or 20.9%, to $550,000 for the three months ended March 31, 2015 from $455,000 for the three months ended March 31, 2014. The increase reflected an increase of $62.6 million, or 28.9%, in the average balance of interest bearing deposits to $279.1 million for the three months ended March 31, 2015 from $216.5 million for the three months ended March 31, 2014, offset by a decrease of 2 basis points in the average interest rate paid on interest bearing deposits to 0.64% from 0.66% for the same periods. Interest expense on Federal Home Loan Bank advances and subordinated debentures increased $6,000, or 6.3%, to $103,000 for the three months ended March 31, 2015 from $97,000 for the three months ended March 31, 2014. This increase was due to an 8 basis point increase in the average rate paid on these Federal Home Loan Bank advances to 1.57% from 1.49% as short-term borrowings with lower interest rates matured and a 192 basis point increase in the average rate paid on subordinated debentures to 5.32% from 3.40% resulting from the amortization of fair value, offset by a decrease of $8.2 million in the average balance of Federal Home Loan Bank advances.

Interest expense on certificates of deposit increased $70,000, or 21.9%, to $390,000 for the three months ended March 31, 2015 from $320,000 for the three months ended March 31, 2014. Despite the increase in the average balance on certificates to $161.0 million from $127.4 million, the average rate paid on certificates of deposits decreased to 0.97% for the three months ended March 31, 2015 from 1.00% for the three months ended March 31, 2014. Interest expense on money market deposits, savings, and NOW and demand deposits increased $19,000, or 50.0%, to $57,000 for the three months ended March 31, 2015 from $38,000 for the three months ended March 31, 2014. The increase was due to an increase in the average balance on money market deposits, savings, and NOW and demand deposits to $118.1 million from $89.0 million for the same periods. The increase in deposits is primarily attributable to the acquisition of Town Square Financial Corporation and deposit growth in the Louisa, Flatwoods and Ashland markets.

Net Interest Income. Net interest income increased $1.4 million, or 51.9%, to $4.1 million for the three months ended March 31, 2015 from $2.7 million for the three months ended March 31, 2014. The increase in net interest income was due to an increase in our interest rate spread to 4.01% from 3.51%, combined with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 129.75% from 120.61%. Our net interest margin increased to 4.18% from 3.64%. The increase in the interest rate spread and net interest margin for the three months ended March 31, 2015 increased due to the higher yields on loans assumed in the acquisition of Town Square Financial Corporation.

Provision for Loan Losses. We recorded $91,000 for the provision for loan losses for the three months ended March 31, 2015 and no provision for loan losses for the three months ended March 31, 2014. The provisions for each period were based on management’s quarterly calculations and reflect the minimal levels of nonperforming loans and charge-offs, net of recoveries, during the periods.

Noninterest Income. Noninterest income increased $320,000, or 84.2%, to $700,000 for the three months ended March 31, 2015 from $380,000 for the three months ended March 31, 2014. The increase in noninterest income was primarily attributable to an increase in service charges on deposits of $231,000, or 110.0%, to $441,000 for the three months ended March 31, 2015 from $210,000 for the three months ended March 31, 2014. The increase in service charge income reflects the monthly account service fees, overdraft charges and cardholder activity fees collected on deposit accounts attributable to the acquisition of Town Square Financial Corporation. In addition, mortgage banking activities increased $65,000, or 69.1%, to $159,000 for the three months ended March 31, 2015 from $94,000 for the three months ended March 31, 2014. This increase is attributable to the addition of two loan originators from the acquisition of Town Square Financial Corporation. Income from company owned life insurance decreased $22,000, or 32.8%, for the three months ended March 31, 2015 from $67,000 for the three months ended March 31, 2014 due to redemptions made on two life insurance policies as a result of the death of Director J. Thomas Rupert in November 2014. Insurance claims received of $41,000 represents a reimbursement of $30,000 for a settlement related to Town Square Financial Corporation and a $10,000 claim for a bank vehicle totaled during icy weather.

Noninterest Expense. Noninterest expense increased $140,000, or 3.9%, to $3.8 million for the three months ended March 31, 2015 from $3.6 million for the three months ended March 31, 2014. This increase was due largely to an increase in salaries and employee benefits primarily attributable to an increase in the number of employees due to the acquisition of Town Square Financial Corporation, as well as the expense related to the grants of options and stock awards under our stock based compensation plans established in April and May of 2013, an increase in occupancy expense associated with the additional banking locations acquired, an increase in data processing due to conversion related costs and the amortization of intangibles attributable to the acquisition of Town Square Financial Corporation, offset by a reduction in professional fees and early termination fee of $877,000 paid during the three months ended March 31, 2014 attributable to the acquisition of Town Square Financial Corporation.

Income Tax Expense. The provision for income taxes was $324,000 for the three months ended March 31, 2015 compared to a $154,000 tax benefit for the three months ended March 31, 2014. Our effective tax rate for the three months ended March 31, 2015 was 35.6%.

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

During the quarter ended March 31, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer repurchases. The following table sets forth information in connection with repurchases of the Company’s common stock for the period January 1, 2015 through March 31, 2015. On May 30, 2014, the Board of Directors authorized the repurchase of up to 195,244 shares of Poage Bankshares common stock.

All shares indicated below were purchased pursuant to this repurchase authorization. The Company’s stock repurchases pursuant to the repurchase program are dependent on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

				Maximum
			Total	Number of
			Number of	Shares That
			Shares	May Yet be
			Purchased	Purchased
	Total		as Part of	Under
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
	Purchased	Per Share	Plan	Plan

January 1 - January 31, 2015	20,000	14.80	20,000	155,244
February 1 - February 28, 2015	11,301	14.95	11,301	143,943
March 1 - March 31, 2015	50,522	15.03	50,522	93,421
Total	81,823	14.96	81,823

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

Poage Bankshares, Inc.

Date: May 15, 2015

/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President & Chief Executive Officer

/s/ Jane Gilkerson
Jane Gilkerson
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
number	Description

31.1	Certification of R. E. Coffman, Jr., President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Jane Gilkerson, Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of R. E. Coffman, Jr., President and Chief Executive Officer, and Jane Gilkerson, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statement of Shareholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

