Form 10-Q
period 2015-06-30
Poage Bankshares, Inc.
filed 2015-08-14
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

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

As of August 13, 2015, the number of shares of the Registrant’s common stock, par value $.01 per share, was 3,948,244.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash and due from financial institutions	$15,812	$16,967
Securities available for sale	67,862	65,262
Loans held for sale	-	712
Loans, net of allowance of $2,073 and $1,911	317,487	302,012
Restricted stock, at cost	3,276	2,921
Other real estate owned, net	1,459	1,858
Premises and equipment, net	10,789	9,257
Company owned life insurance	6,850	6,760
Accrued interest receivable	1,366	1,347
Goodwill	1,277	1,082
Other intangible assets, net	1,536	1,470
Deferred tax asset	2,590	2,341
Other assets	2,141	2,713
Total Assets	$432,445	$414,702

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$50,198	$49,646
Interest bearing	290,218	273,492
Total deposits	340,416	323,138
Federal Home Loan Bank advances	14,948	17,952
Subordinated debenture	2,729	2,697
Accrued interest payable	123	47
Other liabilities	3,711	2,717
Total liabilities	361,927	346,551

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,952,944 and 3,876,455 issued and outstanding at June 30, 2015 and December 31, 2014 respectively	40	39
Additional paid-in-capital	38,611	37,978
Retained earnings	33,815	31,933
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,192)	(2,259)
Accumulated other comprehensive income	244	460
Total shareholders' equity	70,518	68,151
Total liabilities and shareholders' equity	$432,445	$414,702

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Interest and dividend income
Loans, including fees	$4,180	$4,275	$8,389	$6,844
Taxable securities	243	388	504	780
Tax exempt securities	105	146	207	271
Federal funds sold and other	36	34	70	60
	4,564	4,843	9,170	7,955
Interest expense
Deposits	450	439	897	797
Federal Home Loan Bank advances and other	102	114	205	211
	552	553	1,102	1,008

Net interest income	4,012	4,290	8,068	6,947

Provision for loan losses	394	-	485	-

Net interest income after provision for loan losses	3,618	4,290	7,583	6,947

Non-interest income
Service charges on deposits	491	489	932	727
Other service charges	11	7	21	13
Gains on mortgage banking activity	257	126	416	220
Net gains on sales of securities	-	294	-	294
Income from company owned life insurance	45	49	90	116
Bargain purchase gain	1,555	-	1,555	-
Other	2	5	47	8
	2,361	970	3,061	1,378
Non-interest expense
Salaries and employee benefits	1,870	2,172	3,713	3,447
Occupancy and equipment	394	476	791	778
Data processing	548	507	1,097	867
Federal deposit insurance	55	58	120	87
Loan processing and collection	90	92	161	121
Foreclosed assets, net	63	58	169	87
Advertising	42	51	80	91
Professional fees	251	413	437	784
Other taxes	87	58	182	117
Director fees and expenses	57	55	110	112
Amortization of intangible assets	80	74	161	74
Early termination fee and conversion costs	418	53	418	872
Other	294	470	565	744
	4,249	4,537	8,004	8,181

Income before income taxes	1,730	723	2,640	144

Income tax expense	14	212	338	58

Net income	1,716	511	2,302	86

Basic and dilutive earnings per common share:
Net income, basic	$0.48	$0.14	$0.64	$0.03
Basic weighted average shares outstanding	3,535,210	3,551,976	3,526,613	3,304,102

Net income, dilutive	$0.48	$0.14	$0.64	$0.03
Diluted weighted average shares outstanding	3,535,210	3,551,976	3,526,613	3,304,102

Dividend per share	$0.06	$0.05	$0.11	$0.10

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income	$1,716	$511	$2,302	$86

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(561)	1,068	(327)	1,825
Reclassification adjustments for (gains) losses recognized in income	-	(294)	-	(294)
Net unrealized holding gains (losses) on available for sale securities	(561)	774	(327)	1,531
Tax effect	191	(263)	111	(520)
Other comprehensive income (loss):	(370)	511	(216)	1,011

Comprehensive income	$1,346	$1,022	$2,086	$1,097

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
	(in thousands)
Balances, January 1, 2015	$39	$37,978	$31,933	$(2,259)	$460	$68,151
Net income	-	-	2,302	-	-	2,302
Issuance of 166,221 common shares, net of issuance costs	2	1,673	-	-	-	1,675
Stock repurchasing, 89,193 shares repurchased	(1)	(1,338)	-	-	-	(1,339)
Dividends paid ($0.11/share)	-	-	(420)	-	-	(420)
ESOP compensation earned	-	36	-	67	-	103
Stock based compensation expense, net of 539 forfeited shares	-	262	-	-	-	262
Other comprehensive income (loss)	-	-	-	-	(216)	(216)

Balances, June 30, 2015	$40	$38,611	$33,815	$(2,192)	$244	$70,518

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2015	2014
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$2,302	$86
Adjustments to reconcile net income (loss) to net cash from operating activities:
Bargain purchase gain	(1,555)	-
Depreciation	335	268
Provision for loan losses	485	-
ESOP compensation expense	103	95
Stock based compensation expense	262	265
Gain on sale of securities	-	(294)
Loss on sale of other real estate owned	84	65
Gain on sale of repossessed assets	(1)	-
Amortization of core deposit intangible	161	74
Accretion of fair value adjustments related to loans	(581)	(214)
Accretion of fair value adjustments related to deposits	(33)	(21)
Amortization of fair value related to subordinated debenture	32	-
Net amortization on securities	265	700
Deferred income tax benefit	(9)	(75)
Net gain on mortgage banking activities	(416)	(220)
Origination of loans held for sale	(2,642)	(3,061)
Proceeds from loans held for sale	3,770	3,427
Increase in cash value of life insurance	(90)	(115)
Change in asset and liabilities, net assets and liabilities acquired:
Accrued interest receivable	38	185
Other assets	591	43
Accrued interest payable	61	116
Other liabilities	772	351
Net cash from operating activities	3,934	1,675

CASH FLOW FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from sales	-	19,721
Proceeds from calls	1,000	7,265
Proceeds from maturities	405	120
Purchases	(8,030)	-
Principal payments received	3,433	2,814
Purchase of FHLB stock	(56)	-
Cash paid for acquisition, net of cash acquired	2,355	1,445
Loan originations and principal payments on loans, net	(574)	(5,755)
Proceeds from the sale of other real estate owned	353	-
Proceeds from the sale of repossessed assets	55	-
Purchase of properties and equipment	(534)	(202)
Net cash from (used in) investing activities	(1,593)	25,408

CASH FLOW FROM FINANCING ACTIVITIES
Net change in deposits	1,908	(1,389)
Proceeds from Federal Home Loan Bank borrowings	23,000	26,000
Payments on Federal Home Loan Bank borrowings	(28,320)	(28,362)
Cash dividend paid	(420)	(363)
Proceeds from issuance of common stock, net of costs	1,675	-
Stock repurchases	(1,339)	(331)
Net cash used in financing activities	(3,496)	(4,445)

CHANGE IN CASH AND CASH EQUIVALENTS	(1,155)	22,638

Cash and cash equivalents at beginning of year	16,967	6,684

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,812	$29,322

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$1,026	$892
Income taxes	350	-
Stock issued for consideration paid in acquisition, net of issuance costs	$-	$7,836
Real estate acquired in settlement of loans	$38	$292

See notes to unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Poage Bankshares, Inc. (the “Company”) and its wholly owned subsidiary Town Square Bank (which was formerly operated under the name “Home Federal Savings and Loan Association”) (the “Bank”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2015 and December 31, 2014 and the results of operations and cash flows for the interim periods ended June 30, 2015 and 2014. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Effective May 31, 2015, the Company completed its previously reported acquisition of Commonwealth Bank, F.S.B., Mt. Sterling, Kentucky (“Commonwealth”), in a conversion merger transaction.  As result of the conversion merger transaction, Commonwealth converted from a mutual to stock institution and merged with and into the Bank, with the Bank as the surviving institution, and the Company issued and sold 166,221 shares of common stock at a price of $12.73 per share to depositor and borrower members of Commonwealth in a subscription offering and to stockholders of the Company and members of the general public in a community offering. Gross offering proceeds totaled approximately $2.1 million.  As a result of the stock offering, the Company had approximately 3,952,944 shares of common stock outstanding as of the close of business on May 31, 2015.  Commonwealth’s sole office, located in Mt. Sterling, Kentucky, has become a branch office of the Bank.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Newly Issued Not Yet Effective Accounting Standards

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

These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

Adoptions of New Accounting Standards

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

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at June 30, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2015
States and political subdivisions	$17,041	$482	$(18)	$17,505
U.S. Government agencies and sponsored entities	13,248	13	(205)	13,056
Government sponsored entities residential mortgage-backed:
FHLMC	12,827	132	(15)	12,944
FNMA	12,867	103	(28)	12,942
Collateralized mortgage obligations	7,597	13	(66)	7,544
SBA loan pools	3,912	-	(41)	3,871
Total securities	$67,492	$743	$(373)	$67,862

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
States and political subdivisions	$17,121	$633	$(8)	$17,746
U.S. Government agencies and sponsored entities	14,247	6	(267)	13,986
Government sponsored entities residential mortgage-backed:
FHLMC	14,346	251	(7)	14,590
FNMA	14,207	177	(9)	14,375
Collateralized mortgage obligations	4,644	-	(79)	4,565
Total securities	$64,565	$1,067	$(370)	$65,262

The proceeds from sales of securities and the associated gross gains and losses are listed below (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Proceeds	$-	$19,721	$-	$19,721
Gross gains	-	372	-	372
Gross losses	-	(78)	-	(78)

The amortized cost and fair value of the securities portfolio at June 30, 2015 are shown in the following table by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	June 30,
	2015
	Amortized	Fair
	Cost	Value

Within one year	$250	$251
One to five years	12,829	12,870
Five to ten years	14,444	14,566
Beyond ten years	2,766	2,874
Mortgage-backed securities and collateralized mortgage obligations	33,291	33,430
SBA loan pools	3,912	3,871
Total	$67,492	$67,862

The following table summarizes the securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2015
States and political subdivisions	$814	$(17)	$628	$(1)	$1,442	$(18)
U.S. Government agencies and sponsored entities	2,985	(15)	8,560	(190)	11,545	(205)
Government sponsored entities residential mortgage backed:
FHLMC	1,561	(15)	-	-	1,561	(15)
FNMA	2,739	(28)	-	-	2,739	(28)
Collateralized mortgage obligations	2,879	(17)	2,571	(49)	5,450	(66)
SBA loan pools	3,871	(41)	-	-	3,871	(41)
Total available-for-sale securities	$14,849	$(133)	$11,759	$(240)	$26,608	$(373)

December 31, 2014
States and political subdivisions	$1,072	$(8)	$-	$-	$1,072	$(8)
U.S. Government agencies and sponsored entities	-	-	12,482	(267)	12,482	(267)
Government sponsored entities residential mortgage backed:
FHLMC	-	-	1,131	(7)	1,131	(7)
FNMA	2,063	(3)	946	(6)	3,009	(9)
Collateralized mortgage obligations	1,652	(13)	2,913	(66)	4,565	(79)
Total available-for-sale securities	$4,787	$(24)	$17,472	$(346)	$22,259	$(370)

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

NOTE 4 – LOANS

Loans at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30	December 31,
	2015	2014

Real estate:
One to four family	$189,537	$179,480
Multi-family	5,407	5,916
Commercial Real Estate	62,681	62,979
Construction and land	3,708	5,142
	261,333	253,517

Commercial and Industrial	32,418	25,523

Consumer
Home equity loans and lines of credit	8,300	7,973
Motor vehicle	9,321	10,337
Other	8,481	6,774
	26,102	25,084

Total	319,853	304,124
Less: Net deferred loan fees	293	201
Allowance for loan losses	2,073	1,911

	$317,487	$302,012

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2015 and December 31, 2014. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

June 30, 2015
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$23	$-	$1,877	$1,900	$1,881	$3,318	$256,134	$261,333
Commercial and industrial	2	-	87	89	239	425	31,754	32,418
Consumer	-	-	84	84	-	30	26,072	26,102

Total	$25	$-	$2,048	$2,073	$2,120	$3,773	$313,960	$319,853

December 31, 2014
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$-	$-	$1,806	$1,806	$324	$3,633	$249,560	$253,517
Commercial and industrial	-	-	43	43	19	439	25,065	25,523
Consumer	-	-	62	62	-	10	25,074	25,084

Total	$-	$-	$1,911	$1,911	$343	$4,082	$299,699	$304,124

The following table presents information related to impaired loans by class of loans as of June 30, 2015 and December 31, 2014.

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
June 30, 2015
With no related allowance recorded:
Commercial	$275	$193	$-	$106	$-	$-
Commercial real estate:			-
Construction	-	-	-		-	-
Other	425	399	-	299	-	-
Residential real estate:
Nontraditional	-	-	-	-	-	-
Other	1,202	886	-	506	-	-
Subtotal	$1,902	$1,478	-	$911	-	-

With an allowance recorded:
Commercial	$46	$46	$2	$23	$-	$-
Commercial real estate:
Construction	-	-	-	-	-	-
Other	596	596	23	298	-	-
Residential real estate:
Nontraditional	-	-	-		-	-
Other	-	-	-		-	-
Subtotal	642	642	25	321	-	-

Total	$2,544	$2,120	$25	$1,232	$-	$-

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
December 31, 2014
With no related allowance recorded:
Commercial	$19	$19	$-	$5	$-	$-
Commercial real estate:
Construction	-	-	-	-	-	-
Other	199	199	-	50	-	-
Residential real estate:
Nontraditional	-	-	-	-	-	-
Other	125	125	-	31	-	-
Subtotal	343	343	-	86	-	-

With an allowance recorded:
Commercial	-	-	-	-	-	-
Commercial real estate:
Construction	-	-	-	-	-	-
Other	-	-	-	-	-	-
Residential real estate:
Nontraditional	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	-	-	-	-	-	-
Total	$343	$343	$-	$86	$-	$-

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following table sets forth an analysis of our allowance for loan losses for the three and six months ended June 30, 2015 and 2014 (in thousands):

Three Months Ended		Commercial
June 30, 2015	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,878	$72	$63	$-	$2,013
Provision for loan losses	279	7	108	-	394
Loans charged-off	(266)	-	(99)	-	(365)
Recoveries	9	10	12	-	31
Total ending allowance balance	$1,900	$89	$84	$-	$2,073

Three Months Ended		Commercial
June 30, 2014	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,767	$11	$41	$48	$1,867
Provision for loan losses	(109)	4	16	89	-
Loans charged-off	(116)	(8)	(7)	-	(131)
Recoveries	17	-	4	-	21
Total ending allowance balance	$1,559	$7	$54	$137	$1,757

Six Months Ended		Commercial
June 30, 2015	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,806	$43	$62	$-	$1,911
Provision for loan losses	278	61	146	-	485
Loans charged-off	(318)	(52)	(146)	-	(516)
Recoveries	134	37	22	-	193
Total ending allowance balance	$1,900	$89	$84	$-	$2,073

Six Months Ended		Commercial
June 30, 2014	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,818	$8	$52	$30	$1,908
Provision for loan losses	(106)	(11)	10	107	-
Loans charged-off	(172)	(8)	(12)	-	(192)
Recoveries	19	18	4	-	41
Total ending allowance balance	$1,559	$7	$54	$137	$1,757

There were $3.6 million and $5.4 million of purchased credit impaired loans which were acquired in a business combination completed on March 18, 2014 at June 30, 2015 and 2014, respectively. There were $94,000 of purchased credit impaired loans which were acquired in a business combination completed on May 31, 2015 at June 30, 2015. Impaired loans averaged $1.2 million and $0 for the six months ended June 30, 2015 and 2014, respectively.

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015		December 31, 2014
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$2,687	$-	$2,223	$-
Multi-family	-	-	-	-
Commercial real estate	931	-	578	-
Construction and land	46	-	103	-
Commercial and industrial	303	-	396	-
Consumer:
Home equity loans and lines of credit	23	-	1	-
Motor vehicle	8	-	21	-
Other	27	-	31	-

Total	$4,025	$-	$3,353	$-

The following table presents the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014 by class of loans. Non-accrual loans of $4.0 million as of June 30, 2015 and $3.4 million at December 31, 2014 are included in the tables below and have been categorized based on their payment status (in thousands).

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
June 30, 2015
Real estate:
One to four family	$1,151	$511	$1,706	$3,368	$1,233	$184,936	$189,537
Multi-family	-	-	-	-	-	5,407	5,407
Commercial real estate	216	-	732	948	1,818	59,915	62,681
Construction and land	-	-	13	13	267	3,428	3,708
Commercial and industrial	253	1	209	463	425	31,530	32,418
Consumer:
Home equity loans and lines of credit	-	12	23	35	6	8,259	8,300
Motor vehicle	6	-	8	14	-	9,307	9,321
Other	2	-	-	2	24	8,455	8,481
Total	$1,628	$524	$2,691	$4,843	$3,773	$311,237	$319,853

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2014
Real estate:
One to four family	$2,028	$488	$1,259	$3,775	$1,262	$174,443	$179,480
Multi-family	-	-	-	-	-	5,916	5,916
Commercial real estate	1,102	124	38	1,264	2,031	59,684	62,979
Construction and land	-	-	103	103	340	4,699	5,142
Commercial and industrial	245	46	257	548	439	24,536	25,523
Consumer:
Home equity loans and lines of credit	86	23	-	109	7	7,857	7,973
Motor vehicle	102	4	20	126	-	10,211	10,337
Other	33	20	16	69	3	6,702	6,774
Total	$3,596	$705	$1,693	$5,994	$4,082	$294,048	$304,124

Troubled Debt Restructurings:

The Company had a recorded investment in four troubled debt restructurings which totaled $332,000 and two troubled debt restructurings which totaled $218,000, at June 30, 2015 and December 31, 2014, respectively. A less than market rate and extended term was granted as concessions for these troubled debt restructurings. No additional charge-off or provision has been made for the loan relationships. No additional commitments to lend have been made to the borrower.

The modification of the terms of such loans performed during the six and twelve month periods of June 30, 2015 and December 31, 2014, included a permanent reduction of the recorded investment in the loans. There were no interest rate concessions or term extensions during the six months ended June 30, 2015. The modification of the commercial real estate performed during the year ended December 31, 2014 included an extension of the maturity date at a stated rate of interest lower than the current market rate.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Not Rated

June 30, 2015
One to four family	$181,162	$3,144	$5,231	$-	$-
Multi family	5,407	-	-	-	-
Commercial real estate	60,006	160	2,515	-	-
Construction and land	3,012	-	696	-	-
Commercial and industrial	30,248	1,461	709	-	-
Home equity loans and lines of credit	8,255	-	45	-	-
Motor vehicle	9,271	11	39	-	-
Other	8,420	8	53	-	-

Total	$305,781	$4,784	$9,288	$-	$-

	Pass	Special Mention	Substandard	Doubtful	Not Rated

December 31, 2014
One to four family	$171,324	$3,794	$4,362	$-	$-
Multi family	5,916	-	-	-	-
Commercial real estate	60,250	54	2,675	-	-
Construction and land	4,402	52	688	-	-
Commercial and industrial	22,162	2,332	1,029	-	-
Home equity loans and lines of credit	7,935	30	8	-	-
Motor vehicle	10,299	22	16	-	-
Other	6,740	-	34	-	-

Total	$289,028	$6,284	$8,812	$-	$-

The Company holds purchased loans without evidence of credit quality deterioration and purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. A summary of non-impaired purchased loans and credit-impaired purchased loans with the carrying amount of those loans is as follows at:

June 30, 2015	Non-impaired	Credit-impaired
	Purchased	Purchased
(in thousands)	Loans	Loans
Real estate mortgage loans:
Residential:
1-4 Family	$43,704	$1,233
Multi-family	2,775	-
Construction & Land	1,343	267
Farm	5,753	18
Nonresidential	24,396	1,800
Commercial non-mortgage loans	9,171	425
Consumer loans	4,280	30
Total loans	$91,422	$3,773

December 31, 2014	Non-impaired	Credit-impaired
	Purchased	Purchased
(in thousands)	Loans	Loans
Real estate mortgage loans:
Residential:
1-4 Family	$36,256	$1,300
Multi-family	3,237	-
Construction & Land	2,391	340
Farm	6,299	23
Nonresidential	25,545	1,970
Commercial non-mortgage loans	11,073	439
Consumer loans	4,363	10

Total loans	$89,164	$4,082

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the six months ended June 30, 2015.

The following table presents the composition of the acquired loans at June 30, 2015:

	Contractual	Unaccreted	Amortized
(in thousands)	Amount	Discount	Book Value
Real estate mortgage loans:
Residential:
1-4 Family	$46,144	$(1,207)	$44,937
Multi-family	2,818	(42)	2,776
Construction & Land	1,634	(23)	1,611
Farm	5,892	(121)	5,771
Nonresidential	27,136	(940)	26,196
Commercial non-mortgage loans	12,490	(2,895)	9,595
Consumer loans	4,378	(69)	4,309
Total loans	$100,492	$(5,297)	$95,195

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality as of June 30, 2015. Loans purchased during the six months ended June 30, 2015 of $164,000 are included in the contractually-required principal and interest payments with a fair value of $94,000.

(in thousands)

Contractually-required principal and interest payments	$7,686
Non-Accretable difference	(3,431)
Accretable yield	(482)
Fair value of loans	$3,773

The Company adjust interest income to recognize $38,000, $149,000, $85,000 and $85,000 of accretable yield on credit-impaired purchased loans for the three and six months ended June 30, 2015 and 2014, respectively.

NOTE 5: FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at June 30, 2015 and December 31, 2014 were as follows (in thousands):

	June 30,	December 31,
	2015	2014

Maturities July 2015 through June 2025, fixed rate at rates from 0.17% to 6.70%, weighted average rate of 1.59% at June 30, 2015 and 1.55% at December 31, 2014	$14,948	$17,952

Payments contractually required over the next five years are as follows (in thousands):

June 30,
2016	$9,887
2017	2,013
2018	1,629
2019	915
2020	95
Thereafter	409
Total	$14,948

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

 Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at
	June 30, 2015 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$17,505	$-	$17,505	$-
U.S. Government agencies and sponsored entities	13,056	-	13,056	-
Mortgage backed securities: residential	25,886	-	25,886	-
Collateralized mortgage obligations	7,544	-	7,544	-
SBA loan pools	3,871	-	3,871	-
Total securities	$67,862	$-	$67,862	$-

	Fair Value Measurements at
	December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$17,746	$-	$17,746	$-
U.S. Government agencies and sponsored entities	13,986	-	13,986	-
Mortgage backed securities: residential	28,965	-	28,965	-
Collateralized mortgage obligations	4,565	-	4,565	-
Total securities	$65,262	$-	$65,262	$-

For the periods ended June 30, 2015 and December 31, 2014, there were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at
	June 30, 2015 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans
Commercial, net	$44	$-	$-	$44
Commercial real estate, net	573	-	-	573

Other real estate owned
Commercial real estate, net	$115	$-	$-	$115

	Fair Value Measurements at
	December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned
One to four family, net	$72	$-	$-	$72
Commercial real estate, net	115	-	-	115

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

At June 30, 2015, impaired loans recorded at fair value had a net carrying amount of $617,000 made up of outstanding balance of $642,000, net of a valuation allowance of $25,000. There were no impaired loans recorded at fair value at December 31, 2014 or June 30, 2014. There were write-downs of $200,000 for three and six months ended June 30, 2015. There were no write-downs for the three and six months ended June 30, 2014.

At June 30, 2015, OREO recorded at fair value had a net carrying amount of $115,000 made up of the outstanding balance of $167,000, net of a valuation allowance of $52,000. There were no write-downs for the three and six months ended June 30, 2015. At December 31, 2014, OREO recorded at fair value had a net carrying amount of $187,000 made up of the outstanding balance of $244,000, net of a valuation allowance of $57,000. At June 30, 2014, OREO recorded at fair value had a net carrying amount of $311,000 made up of the outstanding balance of $454,000, net of a valuation allowance of $143,000, which resulted in a write-down of $54,000 for the six months ended June 30, 2014.

The carrying amounts and estimated fair values of financial instruments at June 30, 2015 and December 31, 2014 are as follows (in thousands):

		Fair Value Measurements
	Carrying
June 30, 2015	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$15,812	$15,812	$-	$-	$15,812
Securities	67,862	-	67,862	-	67,862
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	-	-	-	-	-
Loans, net	317,487	-	-	333,361	333,361
Accrued interest receivable	1,366	-	313	1,053	1,366
Financial liabilities
Deposits	$340,416	$182,104	$157,312	$-	$339,416
Federal Home Loan Bank advances	14,948	6,000	9,167	-	15,167
Subordinated debenture	2,729	-	2,729	-	2,729
Accrued interest payable	123	-	123	-	123

		Fair Value Measurements
	Carrying
December 31, 2014	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$16,967	$16,967	$-	$-	$16,967
Securities	65,262	-	65,262	-	65,262
Restricted stock	2,921	N/A	N/A	N/A	N/A
Loans held for sale	712	-	712	-	712
Loans, net	302,012	-	-	316,493	316,493
Accrued interest receivable	1,347	-	293	1,054	1,347

Financial liabilities
Deposits	$323,138	$159,384	$165,190	$-	$324,574
Federal Home Loan Bank advances	17,952	9,000	9,171	-	18,171
Subordinated debenture	2,697	-	2,697	-	2,697
Accrued interest payable	47	-	47	-	47

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

NOTE 7 - ESOP PLAN

Employees participate in an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed from the Company to purchase 269,790 shares of the Company’s common stock at $10 per share. The Company makes discretionary contributions to the ESOP, and pays dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts. Participants receive the shares at the end of employment.

There were no contributions to the ESOP for the six months ended June 30, 2015 or 2014.

Shares held by the ESOP at June 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	June 30,	December 31,
	2015	2014
Allocated to participants	$43,457	$29,967
Released, but unallocated	-	-
Unearned	225,952	239,442

Total ESOP shares	269,409	269,409

Fair value of unearned shares	$3,464	$3,561

NOTE 8 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three and six months ended June 30, 2015 and 2014, were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Basic
Net income	$1,716	$511	$2,302	$86
Less: Net income attributable to participating securities	32	18	49	3
Net income available to common shareholders	1,684	493	2,253	83

Weighted average common shares outstanding	3,842,894	3,897,688	3,845,905	3,664,046
Less: Average unallocated ESOP shares	(235,436)	(239,439)	(237,427)	(239,439)
Average participating shares	(72,248)	(106,273)	(81,865)	(120,505)
Weighted average common shares outstanding for basic earnings per common share	3,535,210	3,551,976	3,526,613	3,304,102

Basic earnings per common share	$0.48	$0.14	$0.64	$0.03

Diluted
Net income available to common shareholders	$1,684	$493	$2,253	$83

Weighted average common shares outstanding for basic earnings per common share	3,535,210	3,551,976	3,526,613	3,304,102
Add dilutive effects of potential additional common stock	-	-	-	-

Average shares and dilutive potential common shares	3,535,210	3,551,976	3,526,613	3,304,102

Earnings per common share assuming dilution	$0.48	$0.14	$0.64	$0.03

There were no potentially dilutive securities outstanding at June 30, 2015. Stock options of 295,000 and 320,000 shares of common stock were not considered in computing diluted earnings per common share for 2015 or 2014 because they were antidilutive.

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

On April 16, 2013, the compensation committee of the board of directors approved the issuance of 134,895 shares of restricted stock to its directors and officers. In addition, on May 10, 2013, the compensation committee of the board of directors approved the issuance of 300,000 stock options to its directors and officers. An additional 20,000 stock option shares were issued on March 19, 2014 as a result of the acquisition of Town Square Financial Corporation by Poage Bankshares, Inc. An additional 5,000 stock option shares were issued on May 31, 2015 to employees. All stock options and restricted stock awards vest ratably over five years. Stock options expire ten years after issuance. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

The following table summarizes stock option activity for the six months ended June 30, 2015:

		Weighted Average
	Options	Exercise Price

Outstanding - December 31, 2014	299,500	$14.94
Granted	5,000	15.44
Exercised	-	-
Forfeited	(5,000)	14.86
Outstanding - June 30, 2015	299,500	$14.95
Fully vested and exercisable at June 30, 2015	121,000
Expected to vest in future periods	178,500

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

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of options granted was as follows:

Six months ended
June 30, 2015

Risk-free interest rate	1.86%
Expected dividend yield	1.55%
Expected stock volatility	12.94
Expected life (years)	7
Weighted average fair value of options granted	$2.01

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. 55,500 options vested during the six months ended June 30, 2015. Stock-based compensation expense for stock options included in salaries and benefits for the three and six months ended June 30, 2015 was $31,000 and $61,000, respectively. Stock-based compensation expense for stock options included in salaries and benefits for the three and six months ended June 30, 2014 was $32,000 and $61,000 respectively. Total unrecognized compensation cost related to non-vested stock options was $325,000 at June 30, 2015 and $386,000 at December 31, 2014 and is expected to be recognized over a period of 4-5 years.

The following table summarizes non-vested restricted stock activity for the six months ended June 30, 2015:

Balance - December 31, 2014	100,624
Granted	-
Forfeited	(539)
Vested	(31,573)
Balance - June 30, 2015	68,512

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three and six months ended June 30, 2015 was $101,000 and $201,000, respectively. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three and six months ended June 30, 2014 was $102,000 and $204,000, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $1.1 million at June 30, 2015 and $1.3 million at December 31, 2014 and is expected to be recognized over a weighted-average period of 4-5 years.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the three and six months ended June 30, 2015.

	Unrealized Gains and Losses on Available-for-Sale Securities
(in thousands)	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Beginning balance	$614	$(351)	$460	$(851)

Other comprehensive income (loss), net of tax before reclassification	(370)	705	(216)	1,205

Amounts reclassified from accumulated to other comprehensive income for gains on sale of securities, net of tax expense of $0, $100, $0 and $100 respectively.	-	(194)	-	(194)

Net current period other comprehensive income (loss)	(370)	511	(216)	1,011

Ending Balance	$244	$160	$244	$160

NOTE 11 – BUSINESS COMBINATION

Effective May 31, 2015, the Company completed its previously reported acquisition of Commonwealth Bank, F.S.B., Mt. Sterling, Kentucky (“Commonwealth”), in a conversion merger transaction. The Company’s primary reason for undertaking the conversion merger is to fill-in its existing footprint along the Interstate 64 corridor between its main office in Ashland, Kentucky (Boyd County) and its Nicholasville branch office (Jessamine County). Montgomery County, where Commonwealth Bank is located, lies in between Boyd, Greenup and Lawrence Counties (to the northeast of Montgomery County) and Jessamine County (to the southwest of Montgomery County). As result of the conversion merger transaction, Commonwealth converted from a mutual to stock institution and merged with and into the Bank, with the Bank as the surviving institution, and the Company issued and sold 166,221 shares of common stock at a price of $12.73 per share, which reflected a 15% discount on the 30 day average price as prescribed in the merger agreement. The shares were offered to depositor and borrower members of Commonwealth in a subscription offering and to stockholders of the Company and members of the general public in a community offering. Gross offering proceeds totaled approximately $2.1 million. As a result of the stock offering, the Company had approximately 3,952,944 shares of common stock outstanding as of the close of business on May 31, 2015.  Commonwealth’s sole office, located in Mt. Sterling, Kentucky, has become a branch office of the Bank.

Acquisition costs of $617,000 are included in the Company’s consolidated statement of operations for the six months ended June 30, 2015. These costs include $418,000 in early termination fees and $199,000 in professional fees for attorneys, accountants and consultants. The Company has determined that the acquisition constitutes a business combination as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values as required by the accounting guidance. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements.

In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events which are highly subjective in nature and are subject to change. The assets acquired and liabilities assumed in the transaction are presented at estimated fair value on the acquisition date. These fair value estimates are considered preliminary, and are subject to change as additional information relative to acquisition date fair values becomes available. Given the short period of time between the closing date and the Form 10-Q filing date, we have not yet completed our evaluation of fair values. We continue to work to finalize these estimates.

The Company recorded the following assets and liabilities as of May 31, 2015. The discounts and premiums resulting from the fair value adjustments will be accreted and amortized over the anticipated lives of the underlying excess fair value of assets and liabilities. The excess fair value of assets acquired over liabilities assumed, resulted in an estimated $1.6 million bargain purchase gain. The bargain purchase gain is recorded in non-interest income in the Company’s consolidated statement of income for the three and six months ended June 30, 2015.

(in thousands)	May 31, 2015
Recognized amounts of identifiable assets acquired and liabilities assumed
Fair value of assets acquired
Cash and due from banks	$2,355
Restricted stock	299
Loans	14,898
Premises and equipment, net	1,333
Accrued interest receivable	57
Prepaid expenses and other assets	17
Deferred federal income taxes	325
Core deposit intangible	227
Total assets acquired	$19,511

Fair value of liabilities assumed
Deposits	15,403
FHLB advances	2,316
Accrued interest payable	22
Other liabilities	215
Total liabilities assumed	$17,956

At the acquisition date, the Company recorded $14.6 million of loans without evidence of credit quality deterioration and $95,000 of purchased credit-impaired loans subject to nonaccretable difference of $64,000. The acquired loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Fair values for loans were based on discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting current market rates for new originations of comparable loans adjusted for the risk inherent in the cash flow estimates. Certain loans that were determined to be collateral dependent were valued based on the fair value of the underlying collateral. These estimates were based on the most recently available real estate appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

	Non-impaired Purchased Loans	Credit-impaired Purchased Loans
Real estate mortgage loans:
Residential:
1-4 Family	$13,663	$72
Nonresidential and land	438	-
Consumer Loans	702	23
Total Loans	$14,803	$95

The composition of the acquired loans at May 31, 2015 follows:

	Contractual Amount	Fair Value Adjustments	Fair Value
Real estate mortgage loans:
Residential:
1-4 Family	$13,892	$(266)	$13,626
Nonresidential and land	450	(12)	438
Consumer Loans	841	(7)	834
Total Loans	$15,183	$(285)	$14,898

 Loans purchased in the acquisition are accounted for using one of two following accounting standards:

•	ASC Topic 310-20 is used to value loans that have not demonstrated post origination credit quality deterioration and the acquirer expect to collect all contractually required payments from the borrower. For these loans, the difference between fair value of the loan at acquisition and the amortized cost of the loan would be amortized or accreted into income using the interest method.

•	ASC Topic 310-30 is used to value loans with post origination credit quality deterioration. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC 310-30, the expected cash flows that exceed the initial investment in the loan (fair value) represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans. The excess of the loan’s contractual principal and interest over the expected cash flows is the nonaccretable difference.

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality as of May 31, 2015.

Contractually-required principal and interest payments	$165
Non-Accretable difference	(64)
Accretable yield	(6)

$95

The following table presents pro forma information as if the acquisition had occurred January 1, 2014.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2015	2014	2015	2014

Net Interest Income	$4,122	$4,473	$8,343	$7,300

Net Income before tax	$2,172	$728	$3,015	$(530)
Income tax expense	230	227	573	(140)

Net Income	$1,942	$501	$2,442	$(390)

Basic earnings per share	$0.52	$0.13	$0.65	$0.11
Diluted earnings per share	$0.52	$0.13	$0.65	$0.11

To determine pro forma information, the Company adjusted its three and six months ended June 30, 2015 and three and six months ended June 30, 2014 historical results to include the historical results for Commonwealth for the period January 1, 2014 to May 31, 2015 and the three and six months ended June 30, 2014.

The pro forma information includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects.

Expenses related to the acquisition including professional fees and integration costs are excluded from the period in which the amounts were recognized and included in earlier periods as if the acquisition occurred on January 1, 2014. During the three and six months ended June 30, 2015 and 2014, acquisition related expenses amounted to $634,000, $789,000, $65,000 and $74,000, respectively.

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which can be identified by the use of such words as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” and similar expressions. These forward-looking statements include, but are not limited to:

>	statements of our goals, intentions and expectations;
>	statements regarding our business plans and prospects and growth and operating strategies;
>	statements regarding the asset quality of our loan and investment portfolios;
>	estimates of our risks and future costs and benefits;
>	statements about the benefits of the acquisition of Town Square Financial Corporation and Town Square Bank and the acquisition of Commonwealth Bank, including future financial and operating results, cost savings, enhancements to revenue and accretion to reported earnings that may be realized from the acquisition; and
>	statements about the financial condition, results of operations and business of Poage Bankshares.

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

>	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;

>	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

>	significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;

>	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

>	our ability to successfully enhance internal controls;

>	our business may not be integrated successfully with the businesses of Town Square Financial Corporation and Commonwealth Bank, or such integration may take longer to accomplish than expected;

>	the growth opportunities and cost savings from the acquisitions of Town Square Financial Corporation and Commonwealth Bank may not be fully realized or may take longer to realize than expected;

>	our ability to manage increased expenses following the acquisitions of Town Square Financial Corporation and Commonwealth Bank, including salary and employee benefit expenses and occupation expenses;

>	operating costs, customer losses and business disruption following the acquisitions of Town Square Financial Corporation and Commonwealth Bank, including adverse effects of relationships with employees, may be greater than expected;

>	competition among depository and other financial institutions;

>	our success in increasing our originations of adjustable-rate mortgage loans;

>	our success in increasing our commercial business and commercial real estate;

>	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending, including as a result of the acquisitions of Town Square Financial Corporation and Commonwealth Bank;

>	our ability to retain customers and name recognition in the communities we serve as a result of changing our name to “Town Square Bank”;

>	our success in introducing new financial products;

>	our ability to attract and maintain deposits, including depositors of the former Town Square Bank and former depositors of Commonwealth Bank;

>	decreases in our asset quality;

>	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

>	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

>	changes in consumer spending, borrowing and savings habits;

>	declines in the yield on our assets resulting from the current low interest rate environment;

>	risks related to a high concentration of loans secured by real estate located in our market area;

>	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

>	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

>	changes in the level of government support of housing finance;

>	our ability to enter new markets successfully and capitalize on growth opportunities

>	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

>	changes in our organization, compensation and benefit plans and our ability to retain key members of our senior management team;

>	loan delinquencies and changes in the underlying cash flows of our borrowers;

>	the failure or security breaches of computer systems on which we depend;

>	the ability of key third-party providers to perform their obligations to us; and

>	changes in the financial condition or future prospects of issuers of securities that we own.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

At June 30, 2015, the Company’s assets totaled $ 432.4 million, an increase of $17.7 million, or 4.3%, from $414.7 million at December 31, 2014. The increase was primarily attributed to the acquisition of Commonwealth, growth in deposit accounts resulting from the migration of customers from a competitor in the Louisa, Kentucky market following their acquisition and new accounts and increased balances for city governments in Flatwoods and Ashland, Kentucky. See Footnote 11 under “Item 1: Financial Information” for information on the Commonwealth acquisition.

Cash and Cash equivalents decreased by $1.2 million, or 6.8%, to $15.8 million at June 30, 2015 from $17.0 million at December 31, 2014. The decrease was attributable to the purchase of $8.0 million in available for sale securities and decrease in outstanding FHLB advance balances of $3.0 million offset by the increase in deposits.

Loans held for sale decreased $712,000, or 100%, to $0 at June 30, 2015 from $712,000 at December 31, 2014.

Loans receivable, net, increased $15.5 million, or 5.1%, to $317.5 million at June 30, 2015 from $302.0 million at December 31, 2014. The increase was primarily attributable to the acquisition of Commonwealth. Real estate secured loans increased $7.8 million, commercial loans increased $6.9 million and consumer loans increased $1.0 million during the six month period ending June 30, 2015. Non-performing loans increased $672,000, or 20.0%, to $4.0 million at June 30, 2015 from $3.4 million at December 31, 2014. The loans acquired from Commonwealth consist primarily of smaller one to four family residential mortgages.

Securities available for sale increased by $2.6 million, or 4.0%, to $67.9 million at June 30, 2015 from $65.3 million at December 31, 2014. This increase is due to $8.0 million in purchases, offset by $5.4 million in calls, regular maturities and principal payments.

Deposits increased $17.3 million, or 5.3%, to $340.4 million at June 30, 2015 from $323.1 million at December 31, 2014. The increase was primarily attributable to the Commonwealth acquisition and new accounts and increased balances for city governments in two markets we serve.

Federal Home Loan Bank advances decreased $3.0 million, or 16.7%, to $14.9 million at June 30, 2015 from $17.9 million at December 31, 2014. This decrease in borrowings was primarily due to regular principal payments and maturities offset by advances as a result of the Commonwealth acquisition.

Other borrowings increased by $32,000 to $2.7 million at June 30, 2015 from $2.7 million at December 31, 2014 due to the amortization of the fair value related to the subordinated debenture assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of 4,124 trust preferred securities with a liquidation amount of $1,000 per security. The subordinated debt of $2.7 million is shown as a liability because the Company is not considered the primary beneficiary of the Trust. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.11% at June 30, 2015.

Total shareholders’ equity increased by $2.4 million, or 3.5%, to $70.5 million at June 30, 2015, compared to $68.2 million at December 31, 2014. The increase resulted primarily from shares issued in the offering, completed in connection with the Commonwealth acquisition and net income of $2.3 million for the six months ended June 30, 2015, offset by the repurchase of common stock totaling $1.3 million, the payment of a cash dividends totaling $420,000 and a decrease in other comprehensive income of $216,000.

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

The average balance, interest and dividends paid and received, and yield/cost of assets and liabilities include assets and liabilities acquired through the Town Square and Commonwealth acquisitions. Because the Town Square acquisition was consummated on March 18, 2014, the information for the three and six months ended June 30, 2015 and three months ended June 30, 2014 reflects the accretive benefits and costs from the transaction, but the information for the six months ended June 30, 2014 only partially reflects the benefits and costs from the transactions. Because the Commonwealth acquisition was consummated on May 31, 2015, the information for the three months ended June 30, 2015, only partially reflects the benefits and costs from the transaction.

	For the Three Months Ended June 30,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$309,397	$4,180	5.40%	$304,264	$4,275	5.62%
Investment securities	69,400	348	2.01%	87,234	534	2.45%
FHLB stock	2,823	27	3.83%	2,681	27	4.03%
Other interest-earning assets	17,736	9	0.20%	13,251	7	0.21%
Total interest-earning assets	399,356	4,564	4.57%	407,430	4,843	4.75%

Noninterest-earning assets	26,293			26,476
Total assets	425,649			433,906

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	126,326	55	0.17%	123,754	52	0.17%
Certificates of deposit	159,441	395	0.99%	165,651	387	0.93%
Total interest bearing deposits	285,767	450	0.63%	289,405	439	0.61%

FHLB advances	15,663	64	1.63%	33,958	92	1.08%
Subordinated Debenture	2,720	38	5.59%	2,665	22	3.30%
Total interest bearing liabilities	304,150	552	0.73%	326,028	553	0.68%

Non-interest bearing liabilities:
Non-interest bearing deposits	47,878			38,723
Accrued interest payable	185			157
Other liabilities	5,193			3,080
Total non-interest bearing liabilities	53,256			41,960
Total liabilities	357,406			367,988

Total equity	68,243			65,918
Total liabilities and equity	425,649			433,906

Net interest income		4,012			4,290
Interest rate spread			3.84%			4.08%
Net interest margin			4.02%			4.21%
Average interest-earning assets to average interest-bearing liabilities		131.30%			124.97%

	For the Six Months Ended June 30,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$305,732	$8,389	5.49%	$250,364	$6,844	5.47%
Investment securities	68,213	711	2.08%	85,122	1,051	2.47%
FHLB stock	2,752	54	3.92%	2,387	49	4.11%
Other interest-earning assets	17,036	16	0.19%	11,857	11	0.19%
Total interest-earning assets	393,733	9,170	4.66%	349,730	7,955	4.55%

Noninterest-earning assets	26,216			23,571
Total assets	419,949			373,301

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	122,223	111	0.18%	112,024	90	0.16%
Certificates of deposit	160,240	786	0.98%	140,389	707	1.01%
Total interest bearing deposits	282,463	897	0.64%	252,413	797	0.63%

FHLB advances	16,361	130	1.59%	29,175	186	1.28%
Subordinated Debenture	2,712	75	5.53%	1,510	25	3.31%
Total interest bearing liabilities	301,536	1,102	0.73%	283,098	1,008	0.71%

Non-interest bearing liabilities:
Non-interest bearing deposits	45,819			25,192
Accrued interest payable	164			151
Other liabilities	4,279			2,903
Total non-interest bearing liabilities	50,262			28,246
Total liabilities	351,798			311,344

Total equity	68,151			61,958
Total liabilities and equity	419,949			373,302

Net interest income		8,068			6,947
Interest rate spread			3.93%			3.84%
Net interest margin			4.10%			3.97%
Average interest-earning assets to average interest-bearing liabilities		130.58%			123.54%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At June 30, 2015, we had $14.9 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $87.0 million.

Poage Bankshares, Inc. is a separate legal entity from Town Square Bank and must provide its own liquidity to pay dividends, repurchase stock and to fund other general corporate activities. Poage Bankshares, Inc.’s primary source of liquidity is dividend payments from Town Square Bank. The ability of Town Square Bank to pay dividends is subject to regulatory requirements. At June 30, 2015, Poage Bankshares, Inc. (on an unconsolidated basis) had liquid assets of $5.2 million.

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

As of June 30, 2015, the capital of the Bank exceeded all required regulatory guidelines.

The following table reflects the current regulatory capital levels in more detail, including comparisons to the regulatory minimums at June 30, 2015 and December 31, 2014. December 31, 2014 ratios and requirements are being presented based on current regulatory requirements rather than those in effect at December 31, 2014.

	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2015:

Risk-based capital:
Common equity tier 1 capital	$63,026	22.22%	$12,763	4.50%	$50,263	17.72%
Tier 1 capital	63,026	22.22%	17,018	6.00%	46,008	16.22%
Total capital	65,124	22.96%	22,690	8.00%	42,434	14.96%
Tier 1 leverage ratio	63,026	14.90%	16,924	4.00%	46,102	10.90%

	Actual		Required		Excess
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:

Risk-based capital:
Common equity tier 1 capital	$62,068	23.61%	$11,832	4.50%	$50,236	19.11%
Tier 1 capital	62,068	23.61%	10,057	4.00%	46,292	17.61%
Total capital	64,002	24.34%	21,034	8.00%	42,968	16.34%
Tier 1 leverage ratio	62,068	15.07%	16,477	4.00%	45,591	11.07%

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

Comparison of Operating Results for the Three and Six Months Ended June 30, 2015 and June 30, 2014

General. Net income increased $1.2 million to $1.7 million for the three months ended June 30, 2015 from net income of $511,000 for the three months ended June 30, 2014. The increase in net income reflected a gain on the Commonwealth business combination of $1.6 million for the three month period ending June 30, 2015 with no such gain for the three month period ending June 30, 2014, a decrease in non-interest expense of $288,000 to $4.2 million for the three months ended June 30, 2015 from $4.5 million for the three months ending June 30, 2014, and a decrease in federal income tax expense of $198,000 to $14,000 for the three months ending June 30, 2015 from $212,000 for the 3 months ending June 30, 2014, offset by a decrease in net interest income of $278,000 to $4.0 million for the three months ended June 30, 2015 from $4.3 million for the three months ended June 30, 2014, a decrease in non-interest income of $164,000 to $806,000 for the three months ended June 30, 2015 from $970,000, for the three months ended June 30, 2014, an increase in provision for loan losses of $394,000 to $394,000 for the three months ended June 30, 2015 from no provision for the three months ended June 30, 2014.

Net income increased $2.2 million to $2.3 million for the six months ended June 30, 2015 from net income of $86,000 for the six months ended June 30, 2014. The increase in net income reflected a $1.6 million gain on the Commonwealth business combination for the six month period ending June 30, 2015 with no such gain for the six month period ending June 30, 2014, an increase in net interest income of $1.1 million to $8.1 million for the six months ended June 30, 2015 from $6.9 million for the six months ended June 30, 2014, an increase in non-interest income of $128,000 to $1.5 million for the six months ended June 30, 2015 from $1.4 million, a decrease in non-interest interest expense of $177,000 to $8.0 million for the six months ended June 30, 2015, from $8.2 million for the six months ended June 30, 2014, offset by an increase in provision for loan losses of $485,000 to $485,000 for the six months ended June 30, 2015 from no provision for the six months ended June 30, 2014 and an increase in income tax expense of $280,000 to $338,000 for the six months ended June 30, 2015 from $58,000 for the six months ended June 30, 2014.

Interest Income. Interest income decreased $279,000, or 5.8%, to $4.6 million for the three months ended June 30, 2015 from $4.8 million for the three months ended June 30, 2014. The average balance of interest-earning assets decreased $8.1 million, or 2%, from $407.4 million to $399.3 million. Because the Commonwealth acquisition was consummated on May 31, 2015, the information for the three months ended June 30, 2015 and 2014 does not reflect the accretive benefits from the transaction.

Interest income increased $1.2 million, or 15.3%, to $9.2 million for the six months ended June 30, 2015 from $8.0 million for the six months ended June 30, 2014. Because the Town Square Financial Corporation acquisition was consummated on March 18, 2014, the information for the six months ended June 30, 2015 reflects the accretive benefits from the transaction, but the information for the six months ended June 30, 2014 only partially reflects the benefits from the transactions.

Interest income on loans decreased $95,000, or 2.2%, to $4.2 million for the three months ended June 30, 2015 from $4.3 million for the three months ended June 30, 2014. The average yields on loans decreased 22 basis points to 5.40% for the three months ended June 30, 2015, compared to 5.62% for the three months ended June 30, 2014. The average balance of loans increased $5.1 million, or 1.7%, to $309.4 million for the three months ended June 30, 2015 from $304.3 million for the three months ended June 30, 2014. Interest income on investment securities decreased $186,000, or 34.8%, to $348,000 for the three months ended June 30, 2015 from $534,000 for the three months ended June 30, 2014. The average yield on securities decreased 44 basis points to 2.01% for the three months ended June 30, 2015, compared to 2.45% for the three months ended June 30, 2014. The average balance of investment securities decreased $17.8 million, or 20.4%, to $69.4 million for the three months ended June 30, 2015 from $87.2 million for the three months ended June 30, 2014 due to the sale of $19.7 million in investment securities during the three months ended June 30, 2014.

Interest income on loans increased $1.5 million, or 22.6%, to $8.4 million for the six months ended June 30, 2015 from $6.8 million for the six months ended June 30, 2014. The average yields on loans increased 2 basis points to 5.49% for the six months ended June 30, 2015, compared to 5.47% for the six months ended June 30, 2014. The average balance of loans increased $55.4 million, or 22.1%, to $305.7 million for the six months ended June 30, 2015 from $250.4 million for the six months ended June 30, 2014. The increase in interest income is attributable to the acquisition of Town Square Financial Corporation on March 18, 2014. Interest income on investment securities decreased $340,000, or 32.4%, to 711,000 for the six months ended June 30, 2015 from $1.1 million for the six months ended June 30, 2014. The average yield on securities decreased 39 basis points to 2.08% for the six months ended June 30, 2015, compared to 2.47% for the six months ended June 30, 2014. The average balance of investment securities decreased $16.9 million, or 19.9%, to $68.2 million for the six months ended June 30, 2015 from $85.1 million for the six months ended June 30, 2014 due to the sale of $19.7 million in investment securities during the six months ended June 30, 2014.

Interest Expense. Interest expense decreased $1,000, or 0.2%, to $552,000 for the three months ended June 30, 2015 from $553,000 for the three months ended June 30, 2014. The decrease reflected a decrease of $3.6 million, or 1.2%, in the average balance of interest bearing deposits to $285.8 million for the three months ended June 30, 2015 from $289.4 million for the three months ended June 30, 2014, offset by an increase of 2 basis points in the average interest rate paid on interest bearing deposits to 0.63% from 0.61% for the same periods. Interest expense on Federal Home Loan Bank advances and subordinated debentures decreased $12,000, or 10.5%, to $102,000 for the three months ended June 30, 2015 from $114,000 for the three months ended June 30, 2014. This decrease was the result of an $18.3 million decrease in the average balance of Federal Home Loan Bank advances, offset by an 55 basis point increase in the average rate paid on these Federal Home Loan Bank advances to 1.63% from 1.08% as short-term borrowings with lower interest rates matured and a 229 basis point increase in the average rate paid on subordinated debentures to 5.59% from 3.30% resulting from the amortization of fair value.

Interest expense on certificates of deposit increased $79,000, or 11.2%, to $786,000 for the six months ended June 30, 2015 from $707,000 for the six months ended June 30, 2014. The average balance on certificates increased to $160.2 million from $140.4 million, and the average rate paid on certificates of deposits decreased to 0.98% for the six months ended June 30, 2015 from 1.01% for the six months ended June 30, 2014. Interest expense on money market deposits, savings, and NOW and demand deposits increased $21,000, or 23.3%, to $111,000 for the six months ended June 30, 2015 from $90,000 for the six months ended June 30, 2014. The increase was due to an increase in the average balance on money market deposits, savings, and NOW and demand deposits to $122.2 million from $112.0 million for the same periods. The increase in deposits is primarily attributable to the acquisition of Town Square Financial Corporation and deposit growth in the Louisa, Flatwoods and Ashland markets.

Net Interest Income. Net interest income decreased $278,000, or 6.47%, to $4.0 million for the three months ended June 30, 2015 from $4.3 million for the three months ended June 30, 2014. The decrease in net interest income was due to a decrease in our interest rate spread to 3.84% from 4.08%, offset with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 131.30% from 124.97%. Our net interest margin decreased to 4.02% from 4.21%. The decrease in the interest rate spread and net interest margin for the three months ended June 30, 2015 decreased due to the lower yields on loans combined with higher costs on deposits and other borrowings the three months ended June 30, 2015 as compared the three month period ending June 30, 2014.

Net interest income increased $1.1 million, or 15.9%, to $8.1 million for the six months ended June 30, 2015 from $6.9 million for the six months ended June 30, 2014. The increase in net interest income was due to an increase in our interest rate spread to 3.93% from 3.84%, combined with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 130.58% from 123.54%. Our net interest margin increased to 4.10% from 3.97%. The increase in the interest rate spread and net interest margin for the six months ended June 30, 2015 increased due to the higher yields on loans assumed in the acquisition of Town Square Financial Corporation.

Provision for Loan Losses. We recorded $394,000 for the provision for loan losses for the three months ended June 30, 2015 and no provision for loan losses for the three months ended June 30, 2014. The provisions for each period were based on management’s quarterly calculations and reflect the minimal levels of nonperforming loans and charge-offs, net of recoveries, during the periods. The increase in the provision for three months ended June 30, 2015 is primarily attributable to $257,000 in charge-offs, net of recoveries, for commercial and residential real estate and $87,000 in charge-offs, net of recoveries, on consumer loans. Although most of the non-owner occupied investment real estate loans, originated in the regular course of business, are performing, evidence of weakened or inadequate cash flow continues to exist and a few of the larger relationships have evidenced further deterioration.

We recorded $485,000 for the provision for loan losses for the six months ended June 30, 2015 and no provision for loan losses for the six months ended June 30, 2014. The provisions for each period were based on management’s quarterly calculations and reflect the minimal levels of nonperforming loans and charge-offs, net of recoveries, during the periods. The increase in the provision for six months ended June 30, 2015 is primarily attributable to $184,000 in charge-offs, net of recoveries, for commercial and residential real estate, $15,000 in charge-offs, net of recoveries, for commercial and industrial and $124,000 in charge-offs, net of recoveries, on consumer loans. Although most of the non-owner occupied investment real estate loans, originated in the regular course of business, are performing, evidence of weakened or inadequate cash flow continues to exist and a few of the larger relationships have evidenced further deterioration.

Noninterest Income. Noninterest income increased $1.4 million, or 143.4%, to $2.4 million for the three months ended June 30, 2015 from $970,000 for the three months ended June 30, 2014. The increase in noninterest income was primarily attributable to the bargain purchase gain of $1.6 million on the acquisition of Commonwealth on May 31, 2015 and the increase in gains on mortgage banking activity of $131,000, to $257,000 or 104.0%, for the three months ending June 30, 2015, from $126,000 for the three months ended June 30, 2014, offset by the decrease in net gains on sales of securities of $294,000, or 100.0%, to $0 for the three months ended June 30, 2015 from $294,000 for the three months ended June 30, 2014.

Noninterest income increased $1.7 million, or 122.1%, to $3.1 million for the six months ended June 30, 2015 from $1.4 million for the six months ended June 30, 2014. The increase in noninterest income was primarily attributable to the bargain purchase gain of $1.6 million on the acquisition of Commonwealth on May 31, 2015, an increase in service charges on deposits of $205,000, or 28.2%, to $932,000 for the six months ended June 30, 2015 from $727,000 for the six months ended June 30, 2014, and an increase in mortgage banking activities of $196,000, or 89.1%, to $416,000 for the six months ended June 30, 2015 from $220,000 for the six months ended June 30, 2014, offset by the decrease in net gains on sales of securities of $294,000, or 100.0%, to $0 for the three months ended June 30, 2015 from $294,000 for the three months ended June 30, 2014. The increase in service charges on deposits income reflects the monthly account service fees, overdraft charges and cardholder activity fees collected on deposit accounts attributable to the acquisition of Town Square Financial Corporation. The increase in mortgage banking services is attributable to the addition of two loan originators from the acquisition of Town Square Financial Corporation. Other income increased $39,000, or 487.5%, for the six months ended June 30, 2015 from $8,000 for the six months ended June 30, 2014 due to insurance claims received of $41,000 representing a reimbursement of $30,000 for a settlement related to Town Square Financial Corporation and a $10,000 claim for a bank vehicle totaled during icy weather.

Noninterest Expense. Noninterest expense decreased $288,000, or 6.3%, to $4.2 million for the three months ended June 30, 2015 from $4.5 million for the three months ended June 30, 2014. This decrease was due largely to a decrease in salaries and employee benefits of $302,000 or 13.9%, to $1.9 million from $2.2 million, a decrease professional fees of $162,000 or 39.2%, to $251,000 from $413,000, offset by an increase in early termination fees and conversion costs associated with the Commonwealth acquisition of $365,000 or 688.7%, to $418,000 from $53,000.

Noninterest expense decreased $177,000, or 2.2%, to $8.0 million for the six months ended June 30, 2015 from $8.2 million for the six months ended June 30, 2014. This decrease was due largely to a decrease in data processing early termination fees and conversion costs of $454,000, or 52.1%, associated with the acquisition of Town Square Financial which resulted in a termination fee of $877,000 paid in the six month period ending June 30, 2014 and Commonwealth acquisition which resulted in $418,000 early termination fees paid in the six month period ending June 30, 2015. Professional fees decreased $347,000 or 44.3% to $437,000 from $784,000 primarily due to lower costs associated with the Commonwealth acquisition as compared to the Town Square Financial acquisition.

These decreases were offset by increases in employee costs of $266,000 or 7.7% to $3.7 million from $3.4 million, data processing costs increased $230,000 or 26.5%, to $1.1 million from $867,000, increased foreclosed asset related costs of $82,000, or 94.3%, to $169,000 from $87,000, Kentucky state taxes increased $65,000 or 55.6% to $182,000 from $117,000, increased amortization expense of intangible assets associated with the Town Square Financial acquisition of $87,000 or 117.6% to $161,000 from $74,000, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Income Tax Expense. The provision for income taxes was $14,000 for the three months ended June 30, 2015 compared to a $212,000 tax expense for the three months ended June 30, 2014. Our effective tax rate, excluding bargain purchase gain, for the three months ended June 30, 2015 was 8%, which is attributable to an $88,000 increase in non-taxable income from the previous quarter. Our effective tax rate for the three months ended June 30, 2014 was 29.3%.

The provision for income taxes was $338,000 for the six months ended June 30, 2015 compared to $58,000 for the six months ended June 30, 2014. Our effective tax rate for the six months ended June 30, 2015 was 31.2%, excluding Bargain Purchase Gain. Our effective tax rate for the six months ended 2014 was 40.3% as a result of non-deductible acquisition costs related to the acquisition of Town Square Financial Corporation.

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

During the quarter ended June 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer repurchases. The following table sets forth information in connection with repurchases of the Company’s common stock for the period April 1, 2015 through June 30, 2015. On May 30, 2014, the Board of Directors authorized the repurchase of up to 195,244 shares of Poage Bankshares common stock, of which 91,392 shares remained available for repurchase on June 28, 2015. All shares indicated below were purchased pursuant to this repurchase authorization.

On June 29, 2015, the Board of Directors terminated the May 30, 2014 stock repurchase program and authorized a new stock repurchase program. The new repurchase program authorizes the repurchase of up to 200,000 shares, which represents approximately 5% of the shares currently outstanding.  The new repurchase program was effective upon adoption.

The Company’s stock repurchases pursuant to the repurchase programs are dependent on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be treated by the Company as authorized but unissued shares.

			Shares	May Yet be
			Purchased	Purchased
	Total		as Part of	Under
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
	Purchased	Per Share	Plan	Plan

April 1 - April 30, 2015	2,029	15.50	2,029	91,392
May 1 - May 31, 2015	-	-	-	91,392
June 1 - June 30, 2015	-	-	-	200,000
Total	2,029	$15.50	2,029

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
number	Description

31.1	Certification of President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statement of Shareholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poage Bankshares, Inc.
Date: August 14, 2015

/s/ R. E. Coffman, Jr.
R. E. Coffman, Jr.
President & Chief Executive Officer

/s/ Jane Gilkerson
Jane Gilkerson
Chief Financial Officer

