Form 10-Q
period 2015-09-30
Poage Bankshares, Inc.
filed 2015-11-13
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

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

As of November 5, 2015, the number of shares of the Registrant’s common stock, par value $.01 per share, was 3,923,011

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(in thousands)
ASSETS
Cash and due from financial institutions	$15,542	$16,967
Interest-bearing deposits in other financial institutions	1,494	-
Securities available for sale	65,571	65,262
Loans held for sale	115	712
Loans, net of allowance of $2,013 and $1,911	310,643	302,012
Restricted stock, at cost	3,276	2,921
Other real estate owned, net	2,091	1,858
Premises and equipment, net	10,802	9,257
Company owned life insurance	6,896	6,760
Accrued interest receivable	1,392	1,347
Goodwill	1,277	1,082
Other intangible assets, net	1,443	1,470
Deferred tax asset	2,457	2,341
Other assets	2,321	2,713
Total Assets	$425,320	$414,702

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$46,856	$49,646
Interest bearing	288,536	273,492
Total deposits	335,392	323,138
Federal Home Loan Bank advances	12,403	17,952
Subordinated debenture	2,745	2,697
Accrued interest payable	155	47
Other liabilities	3,788	2,717
Total liabilities	354,483	346,551

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,923,011 and 3,876,455 issued and outstanding at September 30, 2015 and December 31, 2014 respectively	39	39
Additional paid-in-capital	38,370	37,978
Retained earnings	34,108	31,933
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,158)	(2,259)
Accumulated other comprehensive income	478	460
Total shareholders' equity	70,837	68,151
Total liabilities and shareholders' equity	$425,320	$414,702

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Interest and dividend income
Loans, including fees	$4,380	$4,233	$12,770	$11,077
Taxable securities	253	213	758	992
Tax exempt securities	104	120	311	391
Federal funds sold and other	35	38	102	98
	4,772	4,604	13,941	12,558
Interest expense
Deposits	454	461	1,351	1,258
Federal Home Loan Bank advances and other	93	134	298	345
	547	595	1,649	1,603

Net interest income	4,225	4,009	12,292	10,955

Provision for loan losses	-	27	485	27

Net interest income after provision for loan losses	4,225	3,982	11,807	10,928

Non-interest income
Service charges on deposits	529	507	1,461	1,235
Other service charges	13	11	35	23
Gains on mortgage banking activity	141	213	558	433
Net gains on sales of securities	12	-	12	294
Income from company owned life insurance	45	49	135	164
Bargain purchase gain	35	-	1,590	-
Other	5	6	51	13
	780	786	3,842	2,162
Non-interest expense
Salaries and employee benefits	1,905	1,933	5,682	5,460
Occupancy and equipment	457	450	1,248	1,225
Data processing	615	575	1,711	1,443
Federal deposit insurance	62	64	181	151
Loan processing and collection	69	71	230	192
Foreclosed assets, net	111	11	280	99
Advertising	42	57	126	153
Professional fees	238	208	676	1,060
Other taxes	217	59	400	176
Director fees and expenses	69	62	180	174
Amortization of intangible assets	93	15	253	89
Early termination fee and conversion costs	93	-	512	872
Other	330	91	826	680
	4,301	3,596	12,305	11,774

Income before income taxes	704	1,172	3,344	1,316

Income tax expense	174	289	512	347

Net income	$530	$883	$2,832	$969

Basic and dilutive earnings per common share:
Net income, basic	$0.14	$0.24	$0.78	$0.28
Basic weighted average shares outstanding	3,648,032	3,541,854	3,567,529	3,384,224

Net income, dilutive	$0.14	$0.24	$0.78	$0.28
Dilutive weighted average shares outstanding	3,648,032	3,541,854	3,567,529	3,384,224

Dividend per share	$0.06	$0.05	$0.17	$0.15

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Net income	$530	$883	$2,832	$969

Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	367	(170)	39	1,656
Reclassification adjustments for (gains) losses recognized in income	(12)	-	(12)	(294)
Net unrealized holding gains (losses) on available for sale securities	355	(170)	27	1,362
Tax effect	(121)	58	(9)	(463)
Other comprehensive income (loss):	234	(112)	18	899

Comprehensive income	$764	$771	$2,850	$1,868

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
	(in thousands)
Balances, January 1, 2015	$39	$37,978	$31,933	$(2,259)	$460	$68,151

Net income	-	-	2,832	-	-	2,832
Issuance of 166,221 common shares, net of issuance costs	2	1,673	-	-	-	1,675
Stock repurchasing, 107,797 shares repurchased	(1)	(1,629)	-	-	-	(1,630)
Dividends paid ($0.17/share)	-	-	(657)	-	-	(657)
ESOP compensation earned	-	54	-	101	-	155
Stock based compensation expense, net of 11,868 forfeited shares	(1)	294	-	-	-	293
Change in other comprehensive income	-	-	-	-	18	18

Balances, September 30, 2015	$39	$38,370	$34,108	$(2,158)	$478	$70,837

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2015	2014
	(in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$2,832	$969
Adjustments to reconcile net income to net cash from operating activities:
Bargain purchase gain	(1,590)	-
Depreciation	532	396
Provision for loan losses	485	27
ESOP compensation expense	155	145
Stock based compensation expense	293	399
Gain on sale of securities	(12)	(294)
Loss on sale of other real estate owned	166	69
Gain on sale of repossessed assets	(1)	-
Amortization of core deposit intangible	253	89
Accretion of fair value adjustments related to loans	(901)	(456)
Accretion of fair value adjustments related to deposits	(54)	(22)
Amortization of fair value related to subordinated debenture	48	32
Net amortization on securities	390	506
Deferred income tax expense	82	16
Net gain on mortgage banking activities	(558)	(433)
Origination of loans held for sale	(5,854)	(5,844)
Proceeds from loans held for sale	7,009	6,022
Increase in cash value of life insurance	(136)	(164)
Change in asset and liabilities, net assets and liabilities acquired:
Accrued interest receivable	12	158
Other assets	411	(175)
Accrued interest payable	86	161
Other liabilities	856	859
Net cash from operating activities	4,504	2,460

CASH FLOW FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits with other institutions	(1,494)	-
Securities available for sale:
Proceeds from sales	2,017	19,721
Proceeds from calls	1,010	10,536
Proceeds from maturities	655	385
Purchases	(9,543)	(1,379)
Principal payments received	5,201	4,424
Purchase of restricted stock	(56)	-
Cash paid for acquisition, net of cash acquired	2,355	1,445
Loan originations and principal payments on loans, net	5,754	(2,932)
Proceeds from the sale of other real estate owned	436	114
Proceeds from the sale of repossessed assets	52	-
Purchase of properties and equipment	(744)	(432)
Net cash from (used in) investing activities	5,643	31,882

CASH FLOW FROM FINANCING ACTIVITIES
Net change in deposits	(3,095)	(8,278)
Proceeds from Federal Home Loan Bank borrowings	28,000	33,000
Payments on Federal Home Loan Bank borrowings	(35,865)	(47,360)
Cash dividend paid	(657)	(556)
Proceeds from issuance of common stock, net of costs	1,675	(212)
Stock repurchases	(1,630)	(331)
Net cash used in financing activities	(11,572)	(23,737)

CHANGE IN CASH AND CASH EQUIVALENTS	(1,425)	10,605

Cash and cash equivalents at beginning of period	16,967	6,684

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,542	$17,289

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$1,535	$1,442
Income taxes	350	-
Stock issued for consideration paid in acquisition, net of issuance costs	$-	$7,836
Real estate acquired in settlement of loans	$1,335	$322
Real estate transferred from premises and equipment	$-	$863
Loans provided for sales of real estate owned	$500	$-

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2015 and December 31, 2014 and the results of operations and cash flows for the interim periods ended September 30, 2015 and 2014. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the impact of this new accounting standard on the Company’s consolidated financial statements.

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

NOTE 3 - SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at September 30, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2015
States and political subdivisions	$16,746	$540	$(17)	$17,269
U.S. Government agencies and sponsored entities	11,243	16	(49)	11,210
Government sponsored entities residential mortgage-backed:
FHLMC	12,079	176	(4)	12,251
FNMA	12,204	136	(12)	12,328
Collateralized mortgage obligations	7,203	14	(64)	7,153
SBA loan pools	5,372	8	(20)	5,360
Total securities	$64,847	$890	$(166)	$65,571

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
States and political subdivisions	$17,121	$633	$(8)	$17,746
U.S. Government agencies and sponsored entities	14,247	6	(267)	13,986
Government sponsored entities residential mortgage-backed:
FHLMC	14,346	251	(7)	14,590
FNMA	14,207	177	(9)	14,375
Collateralized mortgage obligations	4,644	-	(79)	4,565
Total securities	$64,565	$1,067	$(370)	$65,262

The proceeds from sales of securities and the associated gross gains and losses are listed below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Proceeds	$2,017	$-	$2,017	$19,721
Gross gains	14	-	14	372
Gross losses	(2)	-	(2)	(78)

The tax provision related to these net realized gains was $4, $0, $4 and $100, respectively.

The amortized cost and fair value of the securities portfolio at September 30, 2015 are shown in the following table by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	September 30,
	2015
	Amortized	Fair
	Cost	Value

One to five years	$11,880	$12,003
Five to ten years	13,358	13,590
Beyond ten years	2,751	2,886
Mortgage-backed securities and collateralized mortgage obligations	31,486	31,732
SBA loan pools	5,372	5,360
Total	$64,847	$65,571

The following table summarizes the securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2015
States and political subdivisions	$1,308	$(16)	$289	$(1)	$1,597	$(17)
U.S. Government agencies and sponsored entities	-	-	8,701	(49)	8,701	(49)
Government sponsored entities residential mortgage backed:
FHLMC	1,496	(4)	-	-	1,496	(4)
FNMA	1,692	(12)	-	-	1,692	(12)
Collateralized mortgage obligations	2,680	(13)	2,404	(51)	5,084	(64)
SBA loan pools	3,839	(20)	-	-	3,839	(20)
Total available-for-sale securities	$11,015	$(65)	$11,394	$(101)	$22,409	$(166)

December 31, 2014
States and political subdivisions	$1,072	$(8)	$-	$-	$1,072	$(8)
U.S. Government agencies and sponsored entities	-	-	12,482	(267)	12,482	(267)
Government sponsored entities residential mortgage backed:
FHLMC	-	-	1,131	(7)	1,131	(7)
FNMA	2,063	(3)	946	(6)	3,009	(9)
Collateralized mortgage obligations	1,652	(13)	2,913	(66)	4,565	(79)
Total available-for-sale securities	$4,787	$(24)	$17,472	$(346)	$22,259	$(370)

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

NOTE 4 – LOANS

Loans at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30	December 31,
	2015	2014
Real estate:
One to four family	$188,027	$179,480
Multi-family	4,669	5,916
Commercial Real Estate	60,781	62,979
Construction and land	3,717	5,142
	257,194	253,517

Commercial and Industrial	29,441	25,523

Consumer
Home equity loans and lines of credit	8,453	7,973
Motor vehicle	9,740	10,337
Other	8,156	6,774
	26,349	25,084

Total	312,984	304,124
Less: Net deferred loan fees	328	201
Allowance for loan losses	2,013	1,911

	$310,643	$302,012

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2015 and December 31, 2014. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

September 30, 2015

	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$15	$-	$1,813	$1,828	$1,739	$3,417	$252,038	$257,194
Commercial and industrial	-	-	75	$75	504	-	28,937	29,441
Consumer	-	-	89	$89	22	37	26,290	26,349
Unallocated	-	-	21	21	-	-		-

Total	$15	$-	$1,998	$2,013	$2,265	$3,454	$307,265	$312,984

December 31, 2014

	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$-	$-	$1,806	$1,806	$324	$3,633	$249,560	$253,517
Commercial and industrial	-	-	43	43	19	439	25,065	25,523
Consumer	-	-	62	62	-	10	25,074	25,084
Unallocated	-	-	-	-	-	-	-	-

Total	$-	$-	$1,911	$1,911	$343	$4,082	$299,699	$304,124

There were $3.1 million and $4.7 million of purchased credit impaired loans at September 30, 2015 and 2014, respectively, which were acquired in a business combination completed March 18, 2014. There were $377,000 of purchased credit impaired loans at September 30, 2015 which were acquired in a business combination completed on May 31, 2015.

The following table presents information related to impaired loans by class of loans as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Real Estate:
One to four family	$1,546	$1,230		$125	$125
Multi-family
Commercial Real Estate	182	182		199	199
Construction and land
Commercial and Industrial	586	504		19	19
Consumer:
Home Equity and lines of credit	22	22
Motor Vehicle
Other
Subtotal	$2,336	$1,938	-	$343	$343	-

With an allowance recorded:
Real Estate:
One to four family	$112	$112	$11	$-	$-	$-
Multi-family
Commercial Real Estate	215	215	4
Construction and land
Commercial and Industrial
Consumer:
Home Equity and lines of credit
Motor Vehicle
Other
Subtotal	$327	$327	$15	$-	$-	$-

Total	$2,663	$2,265	$15	$343	$343	$-

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three and nine months ended September 30, 2015. Impaired loans averaged $227,000 for the three months ended September 30, 2014 and $152,000 for the nine months ended September 30, 2014. Interest income recognized on impaired loans for the three and nine months ended September 30, 2014 was immaterial. The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

Three Months Ended September 30, 2015	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate:
One to four family	$952	$-	$-
Multi-family	-
Commercial Real Estate	323
Construction and land	-
Commercial and Industrial	335
Consumer:
Home Equity and lines of credit	7
Motor Vehicle	-
Other	-
Subtotal	$1,617	$-	$-

Nine Months Ended September 30, 2015	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
Real Estate:
One to four family	$952	$-	$-
Multi-family	-
Commercial Real Estate	671
Construction and land	-
Commercial and Industrial	366	4	4
Consumer:
Home Equity and lines of credit	7
Motor Vehicle	-
Other	-
Total	$1,996	$4	$4

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following table sets forth an analysis of our allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 (in thousands):

Three Months Ended		Commercial
September 30, 2015	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,900	$89	$84	$-	$2,073
Provision for loan losses	(38)	(7)	24	21	-
Loans charged-off	(52)	(12)	(49)	-	(113)
Recoveries	18	5	30		53

Total ending allowance balance	$1,828	$75	$89	$21	$2,013

Three Months Ended		Commercial
September 30, 2014	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,562	$14	$44	$137	$1,757
Provision for loan losses	52	(13)	1	(13)	27
Loans charged-off	-	-	(19)	-	(19)
Recoveries	9	7	2	-	18

Total ending allowance balance	$1,623	$8	$28	$124	$1,783

Nine Months Ended		Commercial
September 30, 2015	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,806	$43	$62	$-	$1,911
Provision for loan losses	240	54	170	21	485
Loans charged-off	(370)	(64)	(195)	-	(629)
Recoveries	152	42	52	-	246

Total ending allowance balance	$1,828	$75	$89	$21	$2,013

Nine Months Ended		Commercial
September 30, 2014	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,818	$8	$52	$30	$1,908
Provision for loan losses	(51)	(17)	1	94	27
Loans charged-off	(172)	(8)	(31)	-	(211)
Recoveries	28	25	6	-	59

Total ending allowance balance	$1,623	$8	$28	$124	$1,783

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$2,773	$-	$2,223	$-
Multi-family	-	-	-	-
Commercial real estate	398	-	578	-
Construction and land	32	-	103	-
Commercial and industrial	504	-	396	-
Consumer:
Home equity loans and lines of credit	34	-	1	-
Motor vehicle	-	-	21	-
Other	24	3	31	-

Total	$3,765	$3	$3,353	$-

The following table presents the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by class of loans. Non-accrual loans of $3.8 million as of September 30, 2015 and $3.4 million at December 31, 2014 are included in the tables below and have been categorized based on their payment status (in thousands):

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
September 30, 2015
Real estate:
One to four family	$739	$239	$1,926	$2,904	$1,337	$183,786	$188,027
Multi-family	-	-	-	-	-	4,669	4,669
Commercial real estate	210	-	215	425	1,817	58,539	60,781
Construction and land	-	-	-	-	263	3,454	3,717
Commercial and industrial	-	-	414	414	-	29,027	29,441
Consumer:
Home equity loans and lines of credit	25	9	23	57	-	8,396	8,453
Motor vehicle	61	-	-	61	6	9,673	9,740
Other	10	21	10	41	31	8,084	8,156

Total	$1,045	$269	$2,588	$3,902	$3,454	$305,628	$312,984

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2014
Real estate:
One to four family	$2,028	$488	$1,259	$3,775	$1,262	$174,443	$179,480
Multi-family	-	-	-	-	-	5,916	5,916
Commercial real estate	1,102	124	38	1,264	2,031	59,684	62,979
Construction and land	-	-	103	103	340	4,699	5,142
Commercial and industrial	245	46	257	548	439	24,536	25,523
Consumer:
Home equity loans and lines of credit	86	23	-	109	7	7,857	7,973
Motor vehicle	102	4	20	126	-	10,211	10,337
Other	33	20	16	69	3	6,702	6,774

Total	$3,596	$705	$1,693	$5,994	$4,082	$294,048	$304,124

Troubled Debt Restructurings:

The following table presents Troubled Debt Restructurings ("TDR") as of September 30, 2015 and December 31, 2014:

September 30, 2015	TDR's on Non-accrual	Other TDR's	Total TDR's
Real Estate:
One to four family	$-	$105	$105
Multi-family
Commercial real estate	182	0	182
Construction and land
Commercial and Industrial	19	0	19
Consumer:
Home equity loans and lines of credit
Motor Vehicle
Other

Total	201	105	306

December 31, 2014	TDR's on Non-accrual	Other TDR's	Total TDR's
Real Estate:
One to four family	$-	$-	$-
Multi-family
Commercial real estate	199	-	199
Construction and land
Commercial and Industrial	19	-	19
Consumer:
Home equity loans and lines of credit
Motor Vehicle
Other

Total	218	-	218

The following table presents TDR's that occurred during the nine months ended September 30, 2015 and September 30, 2014.

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
One to four family	1	$105	$105	0	$-	$-
Multi-family
Commercial real estate				1	199	199
Construction and land
Commercial and Industrial				1	19	19
Consumer:
Home equity loans and lines of credit
Motor Vehicle
Other

Total	1	$105	$105	2	$218	$218

The modification of the Residential real estate loan above occurred during the three months ended March 31, 2015. The modification of the Commercial real estate loan and Commercial and Industrial loan occurred during the three months ended March 31, 2014. The modifications did not include a permanent reduction of the recorded investment in the loans and did not increase the allowance for loan losses during the nine months ended September 30, 2015 and 2014.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
September 30, 2015	Pass	Mention	Substandard	Doubtful	Not Rated
One to four family	$179,548	$2,595	$5,884	$-	$-
Multi family	4,669	-	-	-	-
Commercial real estate	58,633	108	2,040	-	-
Construction and land	3,421	-	296	.	.
Commercial and industrial	28,024	6	1,411	-	-
Home equity loans and lines of credit	8,409	25	19	-	-
Motor vehicle	9,704	7	29	-	-
Other	8,079	29	48	-	-

Total	$300,487	$2,770	$9,727	$-	$-

		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Not Rated
One to four family	$171,324	$3,794	$4,362	$-	$-
Multi family	5,916	-	-	-	-
Commercial real estate	60,250	54	2,675	-	-
Construction and land	4,402	52	688	.	.
Commercial and industrial	22,162	2,332	1,029	-	-
Home equity loans and lines of credit	7,935	30	8	-	-
Motor vehicle	10,299	22	16	-	-
Other	6,740	-	34	-	-

Total	$289,028	$6,284	$8,812	$-	$-

The Company holds purchased loans without evidence of credit quality deterioration and purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable that all contractually required payments would not be collected. A summary of non-impaired purchased loans and credit-impaired purchased loans with the carrying amount of those loans is as follows at (in thousands):

Purchased Loans as of September 30, 2015	Non-impaired	Credit-impaired
	Purchased	Purchased
(in thousands)	Loans	Loans
Real estate mortgage loans:
Residential:
1-4 Family	$40,913	$1,337
Multi-family	2,742	-
Commercial Real Estate	27,207	1,817
Construction & Land	1,086	263
Commercial non-mortgage loans	7,742	-
Consumer loans	3,696	37

Total loans	$83,386	$3,454

Purchased Loans as of December 31, 2014	Non-impaired	Credit-impaired
	Purchased	Purchased
(in thousands)	Loans	Loans
Real estate mortgage loans:
Residential:
1-4 Family	$36,256	$1,262
Multi-family	3,237	-
Commercial Real Estate	31,844	2,031
Construction & Land	2,391	340
Commercial non-mortgage loans	11,073	439
Consumer loans	4,363	10

Total loans	$89,164	$4,082

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014.

The following table presents the composition of the acquired loans at September 30, 2015 (in thousands):

As of September 30, 2015
	Contractual	Fair Value
(in thousands)	Amount	Adjustments	Fair Value
Real estate mortgage loans:
Residential:
One to four family	$43,170	$(920)	$42,250
Multi-family	2,778	(36)	2,742
Commercial Real Estate	29,976	(952)	29,024
Construction & Land	1,369	(20)	1,349
Commercial and Industrial	10,554	(2,812)	7,742
Consumer
Home equity loans and lines of credit	1,706	(23)	1,683
Motor vehicle	717	(10)	707
Other	1,363	(20)	1,343

Total loans	$91,633	$(4,793)	$86,840

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality as of September 30, 2015. Loans purchased during the nine months ended September 30, 2015 of $426,000 are included in the contractually-required principal and interest payments with a fair value of $378,000 (in thousands).

	September 30, 2015	December 31, 2014
(in thousands)

Contractually-required principal and interest payments	$7,079	$8,169
Non-Accretable difference	(3,179)	(3,462)
Accretable yield	(446)	(625)

Fair value of loans	$3,454	$4,082

The Company adjusted interest income to recognize $40,000, $189,000, $85,000 and $85,000 of accretable yield on credit-impaired purchased loans for the three and nine months ended September 30, 2015 and 2014, respectively.

NOTE 5: FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at September 30, 2015 and December 31, 2014 were as follows (in thousands):

	September 30,	December 31,
	2015	2014

Maturities October 2015 through September 2025, fixed rate at rates from 0.36% to 6.86%, weighted average rate of 1.92% at September 30, 2015 and 1.55% at December 31, 2014	$12,403	$17,952

Payments contractually required over the next five years are as follows (in thousands):

September 30,
2016	$7,744
2017	1,972
2018	1,565
2019	632
2020	93
Thereafter	397
Total	$12,403

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at
	September 30, 2015 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$17,269	$-	$17,269	$-
U.S. Government agencies and sponsored entities	11,210	-	11,210	-
Mortgage backed securities: residential	24,579	-	24,579	-
Collateralized mortgage obligations	7,153	-	7,153	-
SBA loan pools	5,360	-	5,360	-
Total securities	$65,571	$-	$65,571	$-

	Fair Value Measurements at
	December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$17,746	$-	$17,746	$-
U.S. Government agencies and sponsored entities	13,986	-	13,986	-
Mortgage backed securities: residential	28,965	-	28,965	-
Collateralized mortgage obligations	4,565	-	4,565	-
Total securities	$65,262	$-	$65,262	$-

For the periods ended September 30, 2015 and December 31, 2014, there were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at
	September 30, 2015 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans
Commercial real estate, net	$211	$-	$-	$211
Residential real estate, net	101	-	-	101

	Fair Value Measurements at
	December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Other real estate owned
One to four family, net	$72	$-	$-	$72
Commercial real estate, net	115	-	-	115

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

At September 30, 2015, impaired loans recorded at fair value had a net carrying amount of $312,000 made up of outstanding balance of $327,000, net of a valuation allowance of $15,000. There were no impaired loans recorded at fair value at December 31, 2014 or September 30, 2014. There were no charge-offs for the three months ended September 30, 2015 and $200,000 for the nine months ended September 30, 2015. The charge-offs and change in specific reserve on impaired loans resulted in an increase to the provision for loan losses of $215,000 for the nine months ended September 30, 2015. There were no charge-offs for the three and nine months ended September 30, 2014.

At September 30, 2015, no OREO was recorded at fair value. There were write-downs of $95,400 for the three and nine months ended September 30, 2015. At December 31, 2014, OREO recorded at fair value had a net carrying amount of $187,000 made up of the outstanding balance of $244,000, net of a valuation allowance of $57,000. At September 30, 2014, OREO recorded at fair value had a net carrying amount of $192,000 made up of the outstanding balance of $261,000, net of a valuation allowance of $69,000, which resulted in no writedown for the three months ended September 30, 2014 and a write-down of $54,000 for the nine months ended September 30, 2014.

The carrying amounts and estimated fair values of financial instruments at September 30, 2015 and December 31, 2014 are as follows (in thousands):

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
September 30, 2015
Financial assets
Cash and cash equivalents	$15,542	$15,542	$-	$-	$15,542
Interest-bearing deposits	1,494		1,494		1,494
Securities	65,571	-	65,571	-	65,571
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	115	-	115	-	115
Loans, net	310,643	-	-	326,175	326,175
Accrued interest receivable	1,392	-	366	1,026	1,392

Financial liabilities
Deposits	$335,392	$175,583	$161,211	$-	$336,794
Federal Home Loan Bank advances	12,403	5,793	6,772	-	12,565
Subordinated debenture	2,745	-	2,745	-	2,745
Accrued interest payable	155	-	155	-	155

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
December 31, 2014
Financial assets
Cash and cash equivalents	$16,967	$16,967	$-	$-	$16,967
Securities	65,262	-	65,262	-	65,262
Restricted stock	2,921	N/A	N/A	N/A	N/A
Loans held for sale	712	-	712	-	712
Loans, net	302,012	-	-	316,493	316,493
Accrued interest receivable	1,347	-	293	1,054	1,347

Financial liabilities
Deposits	$323,138	$159,384	$165,190	$-	$324,574
Federal Home Loan Bank advances	17,952	9,000	9,171	-	18,171
Subordinated debenture	2,697	-	2,697	-	2,697
Accrued interest payable	47	-	47	-	47

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

There were no contributions to the ESOP for the three and nine months ended September 30, 2015 or 2014.

Shares held by the ESOP at September 30, 2015 and December 31, 2014 were as follows (dollars in thousands):

	September 30,	December 31,
	2015	2014
Allocated to participants	42,832	29,967
Released, but unallocated	-	-
Unearned	225,952	239,442

Total ESOP shares	268,784	269,409

Fair value of unearned shares	$3,502	$3,561

NOTE 8 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three and nine months ended September 30, 2015 and 2014, were as follows (dollar amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Basic
Net income	$530	$883	$2,832	$969
Less: Earnings allocated to participating securities	9	23	55	30
Net income available to common shareholders	521	860	2,777	939

Weighted average common shares outstanding	3,938,130	3,881,917	3,876,984	3,737,468
Less: Average unallocated ESOP shares	225,949	239,439	233,559	239,439
Average participating shares	64,149	100,624	75,896	113,805
Average shares	3,648,032	3,541,854	3,567,529	3,384,224

Basic earnings per common share	$0.14	$0.24	$0.78	$0.28

Diluted
Net income available to common shareholders	$521	$860	$2,777	$939

Weighted average common shares outstanding for basic earnings per common share	3,648,032	3,541,854	3,567,529	3,384,224
Add: Dilutive effects of assumed exercises of stock options	-	-	-	-

Average shares and dilutive potential common shares	3,648,032	3,541,854	3,567,529	3,384,224

Diluted earnings per common share	$0.14	$0.24	$0.78	$0.28

There were no potentially dilutive securities outstanding at September 30, 2015. Stock options of 234,650 and 299,500 shares of common stock were not considered in computing diluted earnings per common share for 2015 or 2014 because they were antidilutive.

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

The following table summarizes stock option activity for the nine months ended September 30, 2015:

		Weighted Average
	Options	Exercise Price

Outstanding - December 31, 2014	299,500	$14.94
Granted	5,000	15.44
Exercised and settled	(57,500)	15.00
Forfeited	(12,350)	14.86
Outstanding - September 30, 2015	234,650	14.94

Fully vested and exercisable at September 30, 2015	105,350
Fully vested and exercisable at December 31, 2014	65,500
Expected to vest in future periods	129,300

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
September 30, 2015

Risk-free interest rate	1.86%
Expected dividend yield	1.55%
Expected stock volatility	12.94
Expected life (years)	7
Weighted average fair value of options granted	$2.01

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. 55,500 options vested during the nine months ended September 30, 2015. Stock-based compensation expense (benefit) for stock options included in salaries and benefits for the three and nine months ended September 30, 2015 was ($4,000) and $56,000, respectively. Stock-based compensation expense for stock options included in salaries and benefits for the three and nine months ended September 30, 2014 was $32,000 and $93,000 respectively. Total unrecognized compensation cost related to non-vested stock options was $329,000 at September 30, 2015 and $386,000 at December 31, 2014 and is expected to be recognized over a period of 4-5 years.

The following table summarizes non-vested restricted stock activity for the nine months ended September 30, 2015:

Balance - December 31, 2014	100,624
Granted	-
Forfeited	(11,868)
Vested	(33,191)
Balance - September 30, 2015	55,565

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three and nine months ended September 30, 2015 was $36,000 and $237,000, respectively. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three and nine months ended September 30, 2014 was $101,000 and $305,000, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $848,000 at September 30, 2015 and $1.3 million at December 31, 2014 and is expected to be recognized over a weighted-average period of 4-5 years.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the three and nine months ended September 30, 2015 (in thousands).

	Unrealized Gains and Losses on Available-for-Sale Securities
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Beginning balance	$244	$160	$460	$(851)

Other comprehensive income (loss), net of tax before reclassification	246	(112)	30	1,093

Amounts reclassified from accumulated to other comprehensive income for gains on sale of securities, net of tax expense of $6, $0, $6 and $100 respectively.	(12)	-	(12)	(194)

Net current period other comprehensive income (loss)	234	(112)	18	899

Ending Balance	$478	$48	$478	$48

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

Acquisition costs of $617,000 are included in the Company’s consolidated statement of operations for the nine months ended September 30, 2015. These costs include $418,000 in early termination fees primarily attributable to data processing and $199,000 in professional fees for attorneys, accountants and consultants. The Company has determined that the acquisition constitutes a business combination as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values as required by the accounting guidance. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements.

In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events which are highly subjective in nature and are subject to change. The assets acquired and liabilities assumed in the transaction are presented at estimated fair value on the acquisition date. These fair value estimates are considered preliminary, and are subject to change as additional information relative to acquisition date fair values becomes available. Therefore, we have not yet completed our evaluation of fair values and are continuing to work to finalize these estimates.

The Company recorded the following assets and liabilities as of May 31, 2015. The discounts and premiums resulting from the fair value adjustments will be accreted and amortized over the anticipated lives of the underlying excess fair value of assets and liabilities. The excess fair value of assets acquired over liabilities assumed, resulted in an estimated $1.6 million bargain purchase gain. The bargain purchase gain estimate is preliminary pending valuation of consideration of the mutual conversion and finalizing fair value estimates. The bargain purchase gain is recorded in non-interest income in the Company’s consolidated statement of income for the three and nine months ended September 30, 2015.

(in thousands)	May 31, 2015

Recognized amounts of identifiable assets acquired and liabilities assumed
Fair value of assets acquired
Cash and due from banks	$2,355
Restricted stock	299
Loans	14,856
Premises and equipment, net	1,333
Accrued interest receivable	57
Prepaid expenses and other assets	17
Deferred federal income taxes	402
Core deposit intangible	227
Total assets acquired	$19,546

Fair value of liabilities assumed
Deposits	15,403
FHLB advances	2,316
Accrued interest payable	22
Other liabilities	215
Total liabilities assumed	$17,956

At the acquisition date, the Company recorded $14.4 million of loans without evidence of credit quality deterioration and $434,000 of purchased credit-impaired loans subject to nonaccretable difference of $106,000. The acquired loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Fair values for loans were based on discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting current market rates for new originations of comparable loans adjusted for the risk inherent in the cash flow estimates. Certain loans that were determined to be collateral dependent were valued based on the fair value of the underlying collateral. These estimates were based on the most recently available real estate appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral (in thousands).

	Non-impaired Purchased Loans	Credit-impaired Purchased Loans
Real estate mortgage loans:
Residential:
1-4 Family	$13,282	$411
Nonresidential and land	438	-
Consumer Loans	702	23

Total Loans	$14,422	$434

The composition of the acquired loans at May 31, 2015 follows (in thousands):

	Contractual Amount	Fair Value Adjustments	Fair Value
Real estate mortgage loans:
Residential:
1-4 Family	$14,001	$(308)	$13,693
Nonresidential and land	450	(12)	438
Consumer Loans	731	(6)	725

Total Loans	$15,182	$(326)	$14,856

 Loans purchased in the acquisition are accounted for using one of two following accounting standards:

•	ASC Topic 310-20 is used to value loans that have not demonstrated post origination credit quality deterioration and the acquirer expect to collect all contractually required payments from the borrower. For these loans, the difference between fair value of the loan at acquisition and the amortized cost of the loan would be amortized or accreted into income using the interest method.

•	ASC Topic 310-30 is used to value loans with post origination credit quality deterioration. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC 310-30, the expected cash flows that exceed the initial investment in the loan (fair value) represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans. The excess of the loan’s contractual principal and interest over the expected cash flows is the nonaccretable difference.

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality as of May 31, 2015 (in thousands):

Contractually-required principal and interest payments	$551
Non-Accretable difference	(106)
Accretable yield	(11)

$434

The following table presents pro forma information as if the acquisition had occurred January 1, 2014.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014

Net Interest Income	$4,225	$4,175	$12,568	$11,475

Net Income before tax	$725	$1,161	$2,247	$2,207
Income tax expense	247	395	764	210

Net Income	$479	$766	$1,483	$1,997

Basic earnings per share	$0.13	$0.20	$0.41	$0.55
Diluted earnings per share	$0.13	$0.20	$0.41	$0.55

To determine pro forma information, the Company adjusted its three and nine months ended September 30, 2015 and three and nine months ended September 30, 2014 historical results to include the historical results for Commonwealth for the period January 1, 2014 to May 31, 2015 and the three and nine months ended September 30, 2014.

The pro forma information includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects.

Expenses related to the acquisition including professional fees and integration costs are excluded from the period in which the amounts were recognized and included in earlier periods as if the acquisition occurred on January 1, 2014. During the three and nine months ended September 30, 2015 and 2014, acquisition related expenses amounted to $21,000, $810,000, $55,000 and $129,000, respectively.

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

Forward-Looking Statement s

This Quarterly Report contains forward-looking statements, which can be identified by the use of such words as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” and similar expressions. These forward-looking statements include, but are not limited to:

>	statements of our goals, intentions and expectations;
>	statements regarding our business plans and prospects and growth and operating strategies;
>	statements regarding the asset quality of our loan and investment portfolios;
>	estimates of our risks and future costs and benefits;
>	statements about the benefits of the acquisition of Town Square Financial Corporation and Town Square Bank and the acquisition of Commonwealth Bank FSB (“Commonwealth”), including future financial and operating results, cost savings, enhancements to revenue and accretion to reported earnings that may be realized from the acquisition; and
>	statements about the financial condition, results of operations and business of Poage Bankshares.

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

>	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;

>	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

>	significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;

>	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

>	our ability to successfully enhance internal controls;

>	our business may not be integrated successfully with the businesses of Town Square Financial Corporation and Commonwealth, or such integration may take longer to accomplish than expected;

>	the growth opportunities and cost savings from the acquisitions of Town Square Financial Corporation and Commonwealth may not be fully realized or may take longer to realize than expected;

>	our ability to manage increased expenses following the acquisitions of Town Square Financial Corporation and Commonwealth, including salary and employee benefit expenses and occupation expenses;

>	operating costs, customer losses and business disruption following the acquisitions of Town Square Financial Corporation and Commonwealth, including adverse effects of relationships with employees, may be greater than expected;

>	competition among depository and other financial institutions;

>	our success in increasing our originations of adjustable-rate mortgage loans;

>	our success in increasing our commercial business and commercial real estate;

>	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending, including as a result of the acquisitions of Town Square Financial Corporation and Commonwealth;

>	our ability to retain customers and name recognition in the communities we serve as a result of changing our name to “Town Square Bank”;

>	our success in introducing new financial products;

>	our ability to attract and maintain deposits, including depositors of the former Town Square Bank and former depositors of Commonwealth Bank;

>	decreases in our asset quality;

>	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

>	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

>	changes in consumer spending, borrowing and savings habits;

>	declines in the yield on our assets resulting from the current low interest rate environment;

>	risks related to a high concentration of loans secured by real estate located in our market area;

>	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

>	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

>	changes in the level of government support of housing finance;

>	our ability to enter new markets successfully and capitalize on growth opportunities

>	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

>	changes in our organization, compensation and benefit plans and our ability to retain key members of our senior management team;

>	loan delinquencies and changes in the underlying cash flows of our borrowers;

>	the failure or security breaches of computer systems on which we depend;

>	the ability of key third-party providers to perform their obligations to us; and

>	changes in the financial condition or future prospects of issuers of securities that we own.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

At September 30, 2015, the Company’s assets totaled $ 425.3 million, an increase of $10.6 million, or 2.6%, from $414.7 million at December 31, 2014. The increase was primarily attributed to the acquisition of Commonwealth, growth in deposit accounts resulting from the migration of customers from a competitor in the Louisa, Kentucky market following their acquisition and new accounts and increased balances for city governments in Flatwoods and Ashland, Kentucky, offset by a decrease in Federal Home Bank Advances. See Footnote 11 under “Item 1: Financial Information” for information on the Commonwealth acquisition.

Cash and Cash equivalents decreased by $1.5 million, or 8.4%, to $15.5 million at September 30, 2015 from $17.0 million at December 31, 2014. The decrease was attributable to the purchase of $9.5 million in available for sale securities, the purchase of $1.5 million in interest-bearing deposits from other institutions and decrease in outstanding FHLB advance balances of $5.5 million offset by the increase in deposits.

Interest-bearing deposits in other institutions increased $1.5 million, or 100%, to $1.5 million at September 30, 2015 from $0 at December 31, 2014.

Loans held for sale decreased $597,000, or 83.8%, to $115,000 at September 30, 2015 from $712,000 at December 31, 2014.

Loans receivable, net, increased $8.6 million, or 2.9%, to $310.6 million at September 30, 2015 from $302.0 million at December 31, 2014. The increase was primarily attributable to the acquisition of Commonwealth, offset by the decrease in lines of credit. Real estate secured loans increased $3.7 million, commercial loans increased $3.9 million and consumer loans increased $1.3 million during the nine month period ending September 30, 2015. Non-performing loans increased $412,000, or 12.3%, to $3.8 million at September 30, 2015 from $3.4 million at December 31, 2014. The loans acquired from Commonwealth consist primarily of smaller one to four family residential mortgages.

Securities available for sale increased by $309,000, or 0.5%, to $65.6 million at September 30, 2015 from $65.3 million at December 31, 2014. This increase is due to $9.3 million in purchases, offset by $9.0 million in sales, calls, regular maturities and principal payments.

Deposits increased $12.3 million, or 3.8%, to $335.4 million at September 30, 2015 from $323.1 million at December 31, 2014. The increase was primarily attributable to the Commonwealth acquisition and new accounts and increased balances for city governments in two markets we serve.

Federal Home Loan Bank advances decreased $5.6 million, or 30.9%, to $12.4 million at September 30, 2015 from $18.0 million at December 31, 2014. This decrease in borrowings was primarily due to regular principal payments and maturities offset by advances acquired as a result of the Commonwealth acquisition.

Other borrowings increased by $48,000 to $2.7 million at September 30, 2015 from $2.7 million at December 31, 2014 due to the amortization of the fair value related to the subordinated debenture assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of 4,124 trust preferred securities with a liquidation amount of $1,000 per security. The subordinated debt of $2.7 million is shown as a liability because the Company is not considered the primary beneficiary of the Trust. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.17% at September 30, 2015.

Total shareholders’ equity increased by $2.7 million, or 3.9%, to $70.8 million at September 30, 2015, compared to $68.2 million at December 31, 2014. The increase resulted from 166,221 shares issued, totaling $1.7 million, in the offering, completed in connection with the Commonwealth acquisition and net income of $2.8 million for the nine months ended September 30, 2015 and an increase in other comprehensive income of $18,000, offset by the repurchase of common stock totaling $1.6 million and the payment of cash dividends totaling $657,000.

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

The average balance, interest and dividends paid and received, and yield/cost of assets and liabilities include assets and liabilities acquired through the Town Square and Commonwealth acquisitions. Because the Town Square acquisition was consummated on March 18, 2014, the information for the three and nine months ended September 30, 2015 and three months ended September 30, 2014 reflects the accretive benefits and costs from the transaction, but the information for the nine months ended September 30, 2014 only partially reflects the benefits and costs from the transactions. Because the Commonwealth acquisition was consummated on May 31, 2015, the information for the nine months ended September 30, 2015, only partially reflects the benefits and costs from the transaction.

	For the Three Months Ended September 30,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$317,048	$4,380	5.48%	$302,352	$4,233	5.55%
Investment securities	66,606	357	2.13%	69,166	333	1.91%
FHLB stock	3,036	30	3.92%	2,681	28	4.14%
Other interest-earning assets	14,819	5	0.13%	19,214	10	0.21%
Total interest-earning assets	401,509	4,772	4.72%	393,413	4,604	4.64%

Noninterest-earning assets	29,216			26,611
Total assets	430,725			420,024

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	130,027	57	0.17%	110,733	49	0.18%
Certificates of deposit	160,168	397	0.98%	167,397	412	0.98%
Total interest bearing deposits	290,195	454	0.62%	278,130	461	0.66%

FHLB advances	13,692	55	1.59%	26,756	80	1.19%
Subordinated Debenture	2,735	38	5.51%	2,649	54	8.09%
Total interest bearing liabilities	306,622	547	0.71%	307,535	595	0.77%

Non-interest bearing liabilities:
Non-interest bearing deposits	48,677			43,150
Accrued interest payable	231			337
Other liabilities	4,090			2,298
Total non-interest bearing liabilities	52,998			45,785
Total liabilities	359,620			353,320

Total equity	71,105			66,704
Total liabilities and equity	430,725			420,024

Net interest income		4,225			4,009
Interest rate spread			4.01%			3.88%
Net interest margin			4.17%			4.04%
Average interest-earning assets to average interest-bearing liabilities		130.95%			127.92%

	For the Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$309,545	$12,770	5.52%	$267,693	$11,077	5.53%
Investment securities	67,672	1,069	2.11%	79,803	1,383	2.32%
FHLB stock	2,848	84	3.94%	2,485	76	4.09%
Other interest-earning assets	16,289	18	0.15%	13,646	22	0.22%
Total interest-earning assets	396,354	13,941	4.70%	363,627	12,558	4.62%

Noninterest-earning assets	27,269			24,585
Total assets	423,623			388,212

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	124,853	168	0.18%	107,833	139	0.17%
Certificates of deposit	160,216	1,183	0.99%	149,392	1,119	1.00%
Total interest bearing deposits	285,069	1,351	0.63%	257,225	1,258	0.65%

FHLB advances	15,461	184	1.59%	28,357	267	1.26%
Subordinated Debenture	2,719	114	5.61%	1,901	78	5.49%
Total interest bearing liabilities	303,249	1,649	0.73%	287,483	1,603	0.75%

Non-interest bearing liabilities:
Non-interest bearing deposits	46,782			34,332
Accrued interest payable	186			213
Other liabilities	4,259			2,700
Total non-interest bearing liabilities	51,227			37,245
Total liabilities	354,476			324,728

Total equity	69,147			63,484
Total liabilities and equity	423,623			388,212

Net interest income		12,292			10,955
Interest rate spread			3.98%			3.87%
Net interest margin			4.15%			4.03%
Average interest-earning assets to average interest-bearing liabilities		130.70%			126.49%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At September 30, 2015, we had $12.4 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $96.6 million.

Poage Bankshares, Inc. is a separate legal entity from Town Square Bank and must provide its own liquidity to pay dividends, repurchase stock and to fund other general corporate activities. Poage Bankshares, Inc.’s primary source of liquidity is dividend payments from Town Square Bank. The ability of Town Square Bank to pay dividends is subject to regulatory requirements. At September 30, 2015, Poage Bankshares, Inc. (on an unconsolidated basis) had liquid assets of $3.6 million.

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

As of September 30, 2015, the capital of the Bank exceeded all required regulatory guidelines.

The following table reflects the Bank’s current regulatory capital levels in more detail, including comparisons to the regulatory minimums at September 30, 2015 and December 31, 2014 (in thousands).

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of September 30, 2015:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-weighted Assets)	$66,662	23.79%	$22,420	8.00%	$28,025	10.00%
Tier I Capital
(to Risk-weighted Assets)	64,613	23.06%	16,815	6.00%	22,420	8.00%
Common Equity
(to Risk-weighted Assets)	64,613	23.06%	12,611	4.50%	18,216	6.50%
Tier I Capital
(to Adjusted Total Assets)	64,613	23.06%	17,128	4.00%	21,410	5.00%

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of December 31, 2014:	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-weighted Assets)	$64,002	24.34%	$21,034	8.00%	$26,293	10.00%
Tier I Capital
(to Risk-weighted Assets)	62,068	23.61%	10,517	4.00%	15,776	6.00%
Tier I Capital
(to Adjusted Total Assets)	62,068	15.07%	16,477	4.00%	20,597	5.00%

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

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2015 and September 30, 2014

General. Net income decreased $353,000 to $530,000 for the three months ended September 30, 2015 from net income of $883,000 for the three months ended September 30, 2014. The decrease in net income is attributable to a decrease in non-interest income of $6,000 to $780,000 for the three months ended September 30, 2015 from $786,000 for the three months ending September 30, 2014 and an increase in non-interest expense of $705,000 to $4.3 million for the three months ended September 30, 2015 from $3.6 million for the three months ended September 30, 2014. The decrease was offset by an increase in interest income of $168,000 to $4.8 million for the three months ended September 30, 2015 from $4.6 million for the three months ended September 30, 2014 and a decrease in interest expense of $48,000 to $547,000 for the three months ended September 30, 2015 from $595,000 for the three months ended September 30, 2014. In addition, provision for loan losses decreased $27,000 to $0 for the three months ended September 30, 2015 from $27,000 in provision for the three months ended September 30, 2014 and federal income tax expense decreased $115,000 to $174,000 for the three months ending September 30, 2015 from $289,000 for the three months ended September 30, 2014.

Net income increased $1.9 million to $2.8 million for the nine months ended September 30, 2015 from net income of $969,000 for the nine months ended September 30, 2014. The increase in net income reflected a $1.6 million preliminary gain on the Commonwealth business combination for the nine month period ended September 30, 2015 with no such gain for the nine month period ending September 30, 2014. In addition, interest income increased $1.4 million to $13.9 million for the nine months ended September 30, 2015 from $12.5 million for the nine months ended September 30, 2014 and non-interest income increased $1.7 million to $3.8 million for the nine months ended September 30, 2015 from $2.2 million, The increase was offset by an increase in provision for loan losses of $458,000 to $485,000 for the nine months ended September 30, 2015 from $27,000 for the nine months ended September 30, 2014, an increase in non-interest interest expense of $531,000 to $12.3 million for the nine months ended September 30, 2015 from $11.8 million for the nine months ended September 30, 2014 and an increase in income tax expense of $165,000 to $512,000 for the nine months ended September 30, 2015 from $347,000 for the nine months ended September 30, 2014.

Interest Income. Interest income increased $168,000, or 3.6%, to $4.8 million for the three months ended September 30, 2015 from $4.6 million for the three months ended September 30, 2014. The average balance of interest-earning assets increased $8.1 million, or 2%, to $401.5 million from $393.4 million. The increase in primarily attributable to the acquisition of Commonwealth on May 31, 2015.

Interest income increased $1.4 million, or 11.0%, to $13.9 million for the nine months ended September 30, 2015 from $12.6 million for the nine months ended September 30, 2014. Because the Town Square Financial Corporation acquisition was consummated on March 18, 2014, the information for the nine months ended September 30, 2015 reflects the accretive benefits from the transaction, but the information for the nine months ended September 30, 2014 only partially reflects the benefits from the transactions. Because the Commonwealth acquisition was consummated on May 31, 2015, the information for the nine months ended September 30, 2014 does not reflect the accretive benefits from the transaction.

Interest income on loans increased $147,000, or 3.5%, to $4.4 million for the three months ended September 30, 2015 from $4.2 million for the three months ended September 30, 2014. The average yields on loans decreased 7 basis points to 5.48% for the three months ended September 30, 2015, compared to 5.55% for the three months ended September 30, 2014. The average balance of loans increased $14.7 million, or 4.9%, to $317.0 million for the three months ended September 30, 2015 from $302.4 million for the three months ended September 30, 2014. Interest income on investment securities increased $24,000, or 7.2%, to $357,000 for the three months ended September 30, 2015 from $333,000 for the three months ended September 30, 2014. The average yield on securities increased 22 basis points to 2.13% for the three months ended September 30, 2015, compared to 1.91% for the three months ended September 30, 2014. The average balance of investment securities decreased $2.6 million, or 3.7%, to $66.6 million for the three months ended September 30, 2015 from $69.2 million for the three months ended September 30, 2014.

Interest income on loans increased $1.7 million, or 15.3%, to $12.8 million for the nine months ended September 30, 2015 from $11.1 million for the nine months ended September 30, 2014. The average yields on loans decreased 1 basis point to 5.52% for the nine months ended September 30, 2015, compared to 5.53% for the nine months ended September 30, 2014. The average balance of loans increased $41.9 million, or 15.6%, to $309.5 million for the nine months ended September 30, 2015 from $267.7 million for the nine months ended September 30, 2014. The increase in interest income is attributable to the acquisition of Town Square Financial Corporation on March 18, 2014 and to a lesser extent the acquisition of Commonwealth on May 31, 2015. Interest income on investment securities decreased $314,000, or 22.7%, to $1.1 million for the nine months ended September 30, 2015 from $1.4 million for the nine months ended September 30, 2014. The average yield on securities decreased 21 basis points to 2.11% for the nine months ended September 30, 2015, compared to 2.32% for the nine months ended September 30, 2014. The average balance of investment securities decreased $12.1 million, or 15.2%, to $67.7 million for the nine months ended September 30, 2015 from $79.8 million for the nine months ended September 30, 2014 due to the sale of $19.7 million in investment securities during the nine months ended September 30, 2014.

Interest Expense. Interest expense decreased $48,000, or 8.1%, to $547,000 for the three months ended September 30, 2015 from $595,000 for the three months ended September 30, 2014. Interest expense on interest bearing deposits decreased $7,000, or 1.5% to $454,000 for the three months ended September 30, 2015 from $461,000 for the three months ended September 30, 2014. The average balance of interest bearing deposits increased $12.1 million to $290.2 million for the three months ended September 30, 2015 from $278.1 million for the three months ended September 30, 2014, offset by a decrease of 4 basis points in the average interest rate paid on interest bearing deposits to 0.62% from 0.66% for the same periods. Interest expense on FHLB advances and subordinated debentures decreased $41,000, or 30.6%, to $93,000 for the three months ended September 30, 2015 from $134,000 for the three months ended September 30, 2014. The average balance on FHLB advances decreased $13.1 million to $13.7 million for the three months ended September 30, 2015 from $26.8 million for the three months ended September 30, 2014, offset by a 41 basis point increase in the average rate paid on the FHLB advances to 1.59% from 1.19% as short-term borrowings with lower interest rates matured. The average balance on subordinated debentures increased $86,000, or 3.2%, to $2.7 million for the three months ended September 30, 2015 from $2.6 million for the three months ended September 30, 2014 offset by a 257 basis points decrease in the average rate paid on the subordinated debentures to 5.51% from 8.09% resulting from the amortization of fair value recognized during the three months ended September 30, 2014.

Interest expense increased $46,000, or 2.9%, to $1.6 million for the nine months ended September 30, 2015 from $1.6 million for the nine months ended September 30, 2014. Interest expense on interest bearing deposits increased $93,000, or 7.4% to $1.4 million for the nine months ended September 30, 2015 from $1.3 million for the nine months ended September 30, 2014. The average balance of interest bearing deposits increased $27.8 million to $285.1 million for the nine months ended September 30, 2015 from $257.2 million for the nine months ended September 30, 2014, offset by a decrease of 2 basis points in the average interest rate paid on interest bearing deposits to 0.63% from 0.65% for the same periods. The increase in deposits is primarily attributable to the acquisition of Town Square Financial Corporation and deposit growth in the Louisa, Flatwoods and Ashland markets.  Interest expense on FHLB advances and subordinated debentures decreased $47,000, or 13.6%, to $298,000 for the nine months ended September 30, 2015 from $345,000 for the nine months ended September 30, 2014. The average balance on FHLB advances decreased $12.9 million to $15.5 million for the nine months ended September 30, 2015 from $28.4 million for the nine months ended September 30, 2014, offset by a 33 basis points increase in the average rate paid on the FHLB advances to 1.59% from 1.26% as short-term borrowings with lower interest rates matured. The average balance on subordinated debentures increased $818,000, or 43.1%, to $2.7 million for the nine months ended September 30, 2015 from $1.9 million for the nine months ended September 30, 2014. The average rate paid on the subordinated debentures increased 12 basis points to 5.61% from 5.49% resulting from the amortization of fair value recognized during the nine months ended September 30, 2014.

Net Interest Income. Net interest income increased $216,000, or 5.4%, to $4.2 million for the three months ended September 30, 2015 from $4.0 million for the three months ended September 30, 2014. The increase in net interest income was due to an increase in our interest rate spread of 13 basis points to 4.01% from 3.88%, combined with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 130.95% from 127.92%. Our net interest margin increased 13 basis points to 4.17% from 4.04%. The interest rate spread and net interest margin for the three months ended September 30, 2015 increased due to the higher yields on assets combined with lower costs on deposits and other borrowings for the three months ended September 30, 2015 as compared the three months ended September 30, 2014. This increase is due in part to a $99,000 increase in income recognized from purchase discounts to $342,000 for the three months ended September 30, 2015 compared to $243,000 for the three months ended September 30, 2014.

Net interest income increased $1.3 million, or 12.2%, to $12.3 million for the nine months ended September 30, 2015 from $11.0 million for the nine months ended September 30, 2014. The increase in net interest income was due to an increase in our interest rate spread of 11 basis points to 3.98% from 3.87%, combined with an increase in the ratio of our average interest earning assets to average interest bearing liabilities to 130.70% from 126.49%. Our net interest margin increased 12 basis points to 4.15% from 3.03%. The increase in the interest rate spread and net interest margin for the nine months ended September 30, 2015 increased due to the higher yields on assets combined with lower costs on deposits and other borrowings for the nine months ended September 30, 2015 as compared to the nine month ended September 30, 2014. This increase is due in part to a $477,000 increase in income recognized from purchase discounts to $955,000 for the nine months ended September 30, 2015 compared to $478,000 for the nine months ended September 30, 2014.

Provision for Loan Losses. We recorded no provision for loan losses for the three months ended September 30, 2015 and $27,000 provision for loan losses for the three months ended September 30, 2014. The provisions for each period were based on management’s quarterly calculations and reflect the minimal levels of nonperforming loans and charge-offs, net of recoveries, during the periods. The decrease in the provision for three months ended September 30, 2015 is primarily attributable to lesser charge-offs, net of recoveries, on loans. Additionally, the substandard risk rating category remained stable during the past six months.

We recorded $485,000 for the provision for loan losses for the nine months ended September 30, 2015 and $27,000 provision for loan losses for the nine months ended September 30, 2014. The provisions for each period were based on management’s quarterly calculations and reflect the minimal levels of nonperforming loans and charge-offs, net of recoveries, during the periods. The increase in the provision for nine months ended September 30, 2015 is primarily attributable to $218,000 in charge-offs, net of recoveries, for commercial and residential real estate, $22,000 in charge-offs, net of recoveries, for commercial and industrial and $143,000 in charge-offs, net of recoveries, on consumer loans. The bank’s overall asset quality indicates a stable trend, despite noted increases in the bank’s residential real estate delinquency and classified risk rating categories during the past twelve months.

Noninterest Income. Noninterest income decreased $6,000, or 0.8%, to $780,000 for the three months ended September 30, 2015 from $786,000 for the three months ended September 30, 2014. The decrease in noninterest income was primarily attributable to the decrease in mortgage banking activity of $72,000, or 33.8%, to $141,000 for the three months ending September 30, 2015, from $213,000 for the three months ended September 30, 2014, offset by an increase in bargain purchase gain of $35,000, related to the Commonwealth transaction, or 100%, to $35,000 for the three months ended September 30, 2015, an increase in service charges on deposits of $22,000, or 4.3%, to $529,000 for the three months ended September 30, 2015 from $507,000 for the three months ended September 30, 2014 and by the increase in net gains on sales of securities of $12,000, or 100.0%, to $12,000 for the three months ended September 30, 2015 from $0 for the three months ended September 30, 2014.

Noninterest income increased $1.7 million, or 77.7%, to $3.8 million for the nine months ended September 30, 2015 from $2.2 million for the nine months ended September 30, 2014. The increase in noninterest income was primarily attributable to the bargain purchase gain of $1.6 million on the acquisition of Commonwealth on May 31, 2015, an increase in service charges on deposits of $226,000, or 18.3%, to $1.5 million for the nine months ended September 30, 2015 from $1.2 million for the nine months ended September 30, 2014, and an increase in mortgage banking activities of $125,000, or 28.9%, to $558,000 for the nine months ended September 30, 2015 from $433,000 for the nine months ended September 30, 2014, offset by the decrease in net gains on sales of securities of $282,000, or 95.9%, to $12,000 for the three months ended September 30, 2015 from $294,000 for the three months ended September 30, 2014. The increase in service charges on deposits income reflects the monthly account service fees, overdraft charges and cardholder activity fees collected on deposit accounts attributable to the acquisition of Town Square Financial Corporation. The increase in mortgage banking services is attributable to the addition of two loan originators from the acquisition of Town Square Financial Corporation. Other income increased $38,000, or 292.3%, to $51,000 for the nine months ended September 30, 2015 from $13,000 for the nine months ended September 30, 2014 due to insurance claims received of $41,000 representing a reimbursement of $30,000 for a settlement related to Town Square Financial Corporation and a $10,000 claim for a bank vehicle totaled during icy weather.

Noninterest Expense. Noninterest expense increased $705,000, or 19.6%, to $4.3 million for the three months ended September 30, 2015 from $3.6 million for the three months ended September 30, 2014. This increase was due to the increase in other taxes of $158,000, or 267.8%, to $217,000 for the three months ended September 30, 2015 from $59,000 for the three months ended September 30, 2014 due to the assessment of tangible personal property taxes for the current and four previous years, the increase in foreclosed assets of $100,000, or 909.1%, to $111,000 for the three months ended September 30, 2015 from $11,000 for the three months ended September 30, 2014, the increase in early termination fees and conversion costs associated with the Commonwealth acquisition of $93,000 or 100.0%, to $93,000 for the three months ended September 30, 2015 from $0 for the three months ended September 30, 2014, the increase in amortization of intangible assets of $78,000, or 520.0% to $93,000 for the three months ended September 30, 2015 from $15,000 for the three months ended September 30, 2014, and the increase in data processing of $40,000, or 7.0%, to $615,000 for the three months ended September 30, 2015 from $575,000 for the three months ended September 30, 2014 due to the Commonwealth acquisition.

Noninterest expense increased $531,000, or 4.5%, to $12.3 million for the nine months ended September 30, 2015 from $11.8 million for the nine months ended September 30, 2014. This increase was due to the increase in salaries and employee benefits of $222,000, or 4.1%, to $5.7 million for the nine months ended September 30, 2015 from $5.5 million for the nine months ended September 30, 2014 attributable to incentive compensation, the increase in other taxes of $224,000, or 127.3%, to $400,000 for the nine months ended September 30, 2015 from $176,000 for the nine months ended September 30, 2014 due to the assessment of tangible personal property taxes for the current and four previous years, the increase in foreclosed assets of $181,000, or 182.8%, to $280,000 for the nine months ended September 30, 2015 from $99,000 for the nine months ended September 30, 2014, the increase in amortization of intangible assets of $164,000, or 184.3% to $253,000 for the nine months ended September 30, 2015 from $89,000 for the nine months ended September 30, 2014, and the increase in data processing of $268,000, or 18.6%, to $1.7 million for the nine months ended September 30, 2015 from $1.4 million for the nine months ended September 30, 2014 due to the acquisitions of Town Square Financial Corporation and Commonwealth, offset by a decrease in early termination fees and conversion costs of $445,000, or 51.0%, to $427,000 paid in the nine month period ending September 30, 2015 for the Commonwealth acquisition from $872,000 paid in the nine month period ended September 30, 2014 for the acquisition of Town Square Bank and a decrease in professional fees of $384,000, or 36.2%, to $676,000 for the nine months ended September 30, 2015 from $1.1 million for the nine months ended September 30, 2014 primarily attributable to the 2014 proxy contest.

Income Tax Expense. The provision for income taxes decreased $115,000, or 39.8%, to $174,000 for the three months ended September 30, 2015 compared to a $289,000 tax expense for the three months ended September 30, 2014 due to lower pre-tax income. Our effective tax rate for the three months ended September 30, 2014 and 2015 was 24.7%.

The provision for income taxes was $512,000 for the nine months ended September 30, 2015 compared to $347,000 for the nine months ended September 30, 2014. The increase in the effective tax rate is due to an increase in pre-tax income, with non-taxable income comprising a smaller portion of the total. Our effective tax rate for the nine months ended September 30, 2015 was 29.2%, excluding the Bargain purchase gain on the Commonwealth acquisition. Our effective tax rate for the nine months ended 2014 was 26.4%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer repurchases. The following table sets forth information in connection with repurchases of the Company’s common stock for the period July 1, 2015 through September 30, 2015. On June 29, 2015, the Board of Directors authorized the repurchase of up to 200,000 shares, approximately 5% of the shares currently outstanding, of Poage Bankshares common stock, of which 181,396 shares remained available for repurchase on September 30, 2015. All shares indicated below were purchased pursuant to this repurchase authorization.

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

			Shares	May Yet be
			Purchased	Purchased
	Total		as Part of	Under
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
	Purchased	Per Share	Plan	Plan

July 1 - July 31, 2015	4,700	$15.65	4,700	195,300
August 1 - August 31, 2015	13,904	15.73	13,904	181,396
September 1 - September 30, 2015	-	-	-	181,396
Total	18,604	$15.71	18,604

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
number	Description

3.1	Articles of Incorporation of Poage Bankshares, Inc. (1)

3.2	Bylaws of Poage Bankshares, Inc. (2)

31.1	Certification of President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statement of Shareholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-172192, originally filed on February 11, 2011, and as subsequently amended)

(2) Incorporated by reference to the Current Report on Form 8-K (File No. 001 – 35295, filed on August 29, 2013)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poage Bankshares, Inc.
Date: November 13, 2015

/s/ Bruce VanHorn
Bruce VanHorn
President & Chief Executive Officer

/s/ Jane Gilkerson
Jane Gilkerson
Chief Financial Officer

