Form 10-K
period 2015-12-31
Poage Bankshares, Inc.
filed 2016-03-30
CIK 1511071

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-35295

Poage Bankshares, Inc.

(Exact Name of registrant as specified in charter)

Maryland (State or other jurisdiction of incorporation or organization)	45-3204393 (I.R.S. Employer Identification Number)

1500 Carter Avenue, Ashland, KY 41101 (Address of principal executive offices )	41101 (Zip Code)

606-324-7196

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:      None

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES   ☐   NO   ☑

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES   ☐   NO   ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑     NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    YES  ☑     NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑ .

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of March 15, 2016, 3,794,021 shares of the Registrant’s common stock, $.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2015, was $51.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.	BUSINESS

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

·	statements of our goals, intentions and expectations;

·	statements regarding our business plans, prospects, growth and operating strategies;

·	statements regarding the asset quality of our loan and investment portfolios;

·	estimates of our risks and future costs and benefits;

·	statements about the benefits of the acquisition of Town Square Financial Corporation and Town Square Bank and the acquisition of Commonwealth Bank, including future financial and operating results, cost savings, enhancements to revenue and accretion to reported earnings that may be realized from the acquisition; and

·	statements about the financial condition, results of operations and business of Poage Bankshares.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

·	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;

·	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

·	significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;

·	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

·	our ability to successfully enhance internal controls;

·	our business may not be combined successfully with the business of Town Square Financial Corporation and Commonwealth Bank, or such combination may take longer to accomplish than expected;

·	the growth opportunities and cost savings from the acquisitions of Town Square Financial Corporation and Commonwealth Bank may not be fully realized or may take longer to realize than expected ;

·	our ability to manage increased expenses following the acquisitions of Town Square Financial Corporation and Commonwealth Bank, including salary and employee benefit expenses and occupation expenses;

·	operating costs, customer losses and business disruption following the acquisitions of Town Square Financial Corporation and Commonwealth Bank, including adverse effects of relationships with employees, may be greater than expected;

·	competition among depository and other financial institutions;

·	our success in increasing our originations of adjustable-rate mortgage loans;

·	our success in increasing our commercial business and commercial real estate;

·	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending, including as a result of the acquisitions of Town Square Financial Corporation and Commonwealth Bank;

·	our ability to retain customers and name recognition in the communities we serve as a result of changing our name to “Town Square Bank”;

·	our success in introducing new financial products;

·	our ability to attract and maintain deposits, including depositors of the former Town Square Bank and former depositors of Commonwealth Bank;

·	decreases in our asset quality;

·	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

·	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

·	changes in consumer spending, borrowing and savings habits;

·	declines in the yield on our assets resulting from the current low interest rate environment;

·	risks related to a high concentration of loans secured by real estate located in our market area;

·	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

·	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

·	changes in the level of government support of housing finance;

·	our ability to enter new markets successfully and capitalize on growth opportunities;

·	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

·	changes in our organization, compensation and benefit plans and our ability to retain key members of our senior management team;

·	loan delinquencies and changes in the underlying cash flows of our borrowers;

·	the failure or security breaches of computer systems on which we depend;

·	the ability of key third-party providers to perform their obligations to us; and

·	changes in the financial condition or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Risk Factors” beginning on page 33.

Recent Acquisitions

On May 31, 2015, Poage Bankshares, Inc. (the “Company” or “Poage Bankshares”) completed the acquisition of Commonwealth Bank, F.S.B., Mt. Sterling, Kentucky (“Commonwealth”), in a conversion merger transaction.  As result of the conversion merger transaction, Commonwealth converted from a mutual to stock institution and merged with and into the Bank, with the Bank as the surviving institution, and the Company issued and sold 166,221 shares of common stock at a price of $12.73 per share, which reflected a 15% discount on the 30 day average price as prescribed in the merger agreement. These shares were offered to depositor and borrower members of Commonwealth in a subscription offering and to stockholders of the Company and members of the general public in a community offering. Gross offering proceeds totaled approximately $2.1 million.

On May 31, 2015, Commonwealth had total assets of approximately $19.5 million, total loans of $14.9 million and total deposits of $15.4 million. Commonwealth’s sole office, located in Mt. Sterling, Kentucky, has become a branch office of Town Square Bank.

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

Name Change

Subsequent to the consummation of the Town Square Financial merger transaction, the Board of Directors of Home Federal Savings and Loan Association elected to amend the institution’s charter to change the institution’s name from “Home Federal Savings and Loan Association” to “Town Square Bank.” The name change was effective as of June 25, 2014.

Fiscal Year Date Change

On August 29, 2013, the Board of Directors of Poage Bankshares amended the Company’s bylaws to change the Company’s fiscal year from September 30 to December 31 of each year.

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

Town Square Bank

General

Town Square Bank (the “Bank” and “Town Square”) is a federal savings association headquartered in Ashland, Kentucky. Town Square was originally chartered in 1889. Town Square’s business consists primarily of accepting savings accounts, checking accounts and certificates of deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in first lien one- to four-family mortgage loans, commercial and multi-family real estate loans, commercial and industrial loans consumer loans, consisting primarily of automobile loans and home equity loans and lines of credit, and construction loans. Town Square also purchases investment securities consisting primarily of mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises, and obligations of state and political subdivisions. Town Square offers a variety of deposit accounts, including savings accounts, NOW and demand accounts, certificates of deposits, money market accounts and retirement accounts. Town Square provides financial services to individuals, families and businesses through our banking offices located in and around Ashland, Nicholasville and Mt. Sterling, Kentucky.

Town Square’s executive offices are located at 1500 Carter Avenue, Ashland, Kentucky 41101. Its telephone number at this address is (606) 324-7196, and its website address is http://www.townsquarebank.com. Information on this website is not and should not be considered to be part of this Annual Report on Form 10-K.

Market Area

Our primary lending markets are in Boyd, Greenup, Lawrence, Jessamine, Montgomery and Campbell Counties in Kentucky, and Lawrence, Scioto, Hamilton, Butler, Warren and Clermont Counties in Ohio. Our retail deposit market includes the areas surrounding our nine offices in northeastern Kentucky, including our main office in Ashland and our branch offices in Flatwoods, Greenup, Louisa, South Shore, Catlettsburg, Cannonsburg, Nicholasville and Mt. Sterling. We also operate an automated teller machine at each of our offices and have a loan production office in the Cincinnati, Ohio area.

Our market area includes both rural and urban communities. The total population base in the five counties where we operate full service offices was estimated to be 179,000 in 2014 and 2013. The economic base in our lending market was in the past primarily industrial and reliant upon a small number of large employers, particularly in the steel and petroleum industries. A decline in these segments of the local economy has resulted in slow economic growth and population loss over the last several decades. However, during recent years, a diversification of our employment base into services including healthcare has offset to some extent the adverse impact of the decline of our industrial base. We have further diversified our employment base with opening of our Cincinnati, Ohio area loan production office.

Per capita incomes in the counties comprising our lending market in Boyd, Jessamine and Campbell counties in Kentucky along with Hamilton, Butler, Clermont and Warren counties in Ohio are higher than their respective state averages, while the counties of Lawrence and Greenup in Kentucky along with Lawrence and Scioto in Ohio, lag their respective state averages. As of December 2015, the unemployment rates in Jessamine and Campbell counties in Kentucky and Hamilton, Butler, Clermont and Warren counties in Ohio were 4.3%, 4.3%, 4.1%, 4.2%, 4.2% and 3.9% respectively, which is lower than the national unemployment rate, while the unemployment rates in Boyd, Lawrence, Greenup and Montgomery counties Kentucky along with Lawrence and Scioto counties in Ohio were 7.2%, 10.8, 8.2%, 7.2%, 5.6% and 7.7% respectively, which are higher than the national unemployment rate. Our market area did not experience the high growth in 2003 through 2007 that characterized many “bubble” markets across the country. As a result, although real estate values have softened, our market area has not experienced the level of decline in real estate values that has occurred in many other markets.

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

As of June 30, 2015, our market share of deposits represented 14.38% of Federal Deposit Insurance Corporation-insured deposits in Boyd, Greenup, Lawrence, Jessamine and Montgomery Counties in Kentucky combined. To effectively compete, we seek to emphasize community orientation, local and timely decision making and superior customer service.

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

During July 2010, we began selling substantially all of our fixed-rate residential mortgages to the Federal Home Loan Bank of Cincinnati (“FHLB–Cincinnati”) with servicing retained. Total proceeds from mortgages sold under this program was approximately $8.5 million and $8.1 million for the years ended December 31, 2015 and 2014, respectively. In 2014 we also began a secondary market referral program to additional secondary market outlets with no servicing retained. The sale of our fixed-rate residential mortgage originations to the FHLB–Cincinnati along with referrals to other secondary market outlets and our increased originations of nonresidential loans, which generally have shorter terms than one- to four-family residential loans, assist in managing the interest rate risk associated with our portfolio of long-term fixed-rate one- to four-family residential loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,						September 30,
	2015		2014		2013		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One-to four-family	$184,613	58.35%	$179,480	59.01%	$135,243	74.73%	$132,462	74.62%	$141,307	77.60%
Multi-family	4,521	1.43%	5,916	1.95%	889	0.57%	1,020	0.57%	985	0.54%
Commercial real estate	62,726	19.83%	62,979	20.71%	17,321	9.44%	16,763	9.44%	16,333	8.97%
Construction and land	6,282	1.99%	5,142	1.69%	2,176	2.16%	3,840	2.16%	3,095	1.70%
Total real estate loans	258,142	81.60%	253,517	83.36%	155,629	86.90%	154,085	86.79%	161,720	88.81%

Commercial business loans	31,841	10.07%	25,523	8.39%	5,641	3.15%	5,509	3.10%	4,895	2.69%

Consumer loans:
Home equity loans and lines of credit	8,287	2.62%	7,973	2.62%	5,953	3.32%	5,872	3.31%	5,911	3.25%
Motor vehicle	10,735	3.39%	10,337	3.40%	8,902	4.98%	9,015	5.08%	6,968	3.83%
Other	7,347	2.32%	6,774	2.23%	2,960	1.65%	3,058	1.72%	2,592	1.42%
Total consumer loans	26,369	8.33%	25,084	8.25%	17,815	9.95%	17,945	10.11%	15,471	8.50%
Total loans	316,352	100.00%	304,124	100.00%	179,085	100.00%	177,539	100.00%	182,086	100.00%

Net deferred fees	351		201		89		74		84
Allowance for losses	1,858		1,911		1,908		1,989		2,004
Loans, net	$314,143		$302,012		$177,088		$175,476		$179,998

Contractual Maturities and Interest Rate Sensitivity. The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	One-to		Multi-Family
	Four-	Home	Commercial	Construction	Commercial
December 31, 2015	Family	Equity	Real Estate	and Land	Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$344	$-	$1,110	$1,183	$16,047	$1,171	$19,855
More than one to two years	352	172	145	745	3,205	1,167	5,786
More than two to three years	529	994	384	62	2,860	2,452	7,281
More than three to five years	3,352	1,275	1,698	74	5,100	6,911	18,410
More than five to ten years	20,259	5,665	9,964	1,046	4,007	4,965	45,906
More than ten to fifteen years	22,016	181	16,813	2,461	430	796	42,697
More than fifteen years	137,761	-	37,133	711	192	620	176,417

Total	$184,613	$8,287	$67,247	$6,282	$31,841	$18,082	$316,352

The following table sets forth our fixed and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016. Loans are presented net of loans in process.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
One-to four- family	$56,149	$128,120	$184,269
Multi-family and commercial real estate	6,140	59,997	66,137
Construction and land	1,181	3,918	5,099
Total real estate loans	63,470	192,035	255,505

Consumer and other loans:
Consumer	16,425	486	16,911
Home equity lines-of-credit	2,104	6,183	8,287
Commercial business	11,317	4,477	15,794
Total consumer and other loans	29,846	11,146	40,992

Total	$93,316	$203,181	$296,497

One- to Four-Family Residential Real Estate Lending. A significant portion of our loan portfolio includes the origination of one- to four-family residential mortgage loans. At December 31, 2015, $184.6 million, or 58.4% of our total loan portfolio, consisted of loans secured by one- to four-family residences compared to $179.5 million, or 59.0% of our total loan portfolio at December 31, 2014.

Historically, we have originated both fixed-rate and adjustable-rate one- to four-family mortgage loans. At December 31, 2015, 30.6% of our total one- to four-family mortgage loans were fixed-rate loans and 69.4% were adjustable-rate loans.

Our fixed-rate one- to four-family residential mortgage loans are generally underwritten according to secondary market standards (e.g., Freddie Mac guidelines), and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2015 was generally $417,000 for single-family homes in our market area. We also originate adjustable rate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” The majority of our residential loans are secured by properties located in our market area.

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

Until fiscal 2010, we generally retained in our portfolio all of the loans that we originated. In July 2010, as part of our interest rate risk management strategy, we initiated a secondary market program focused on reducing the origination of fixed-rate residential mortgage loans for our portfolio and selling some or all of our fixed rate mortgage originations in the FHLB–Cincinnati Mortgage Purchase Program, with servicing retained. For the year ended December 31, 2015, we sold approximately $8.5 million in fixed-rate mortgage loans to the FHLB–Cincinnati. We expect that loans sold under this program will continue to increase.

Based on our continued implementation of a secondary market program for new fixed rate loan originations, we expect that adjustable-rate one- to four-family residential mortgage loans will decrease in our loan portfolio over the next three years. Anticipated increases to interest rates may have a negative impact to new loan originations. Additionally, the Bank has placed increased emphasis on fixed rate loans originated and sold in the secondary market. Currently, substantially all fixed rate one- to four- family residential mortgage loans we originate are sold in the secondary market, and we retain substantially all adjustable-rate one- to four-family residential mortgage loans we originate.

Consumer Lending and Home Equity Loans and Lines of Credit. At December 31, 2015, $8.3 million, or 2.6% of our total loan portfolio, consisted of home equity loans and lines of credit, and $18.1 million, or 5.7% of our total loan portfolio consisted of motor vehicles and other consumer loans, compared to $8.0 million, or 2.6% of our total loan portfolio, and $17.1 million, or 5.6% of our total loan portfolio, respectively, at December 31, 2014. In order to reduce the term of our loans and enhance the yields thereof, we intend to increase our consumer loans and home equity loans and lines of credit over the next three years.

Currently, our consumer loans include, among other loans, new and used automobile and truck loans, recreational vehicle loans and personal loans.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or that are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. In determining whether to make a consumer loan, we consider the value of collateral, and the borrower’s residence, employment history, annual income and debt service ratio which, including all mortgage payments and the credit line payment, generally may not exceed 40% of gross monthly income without prior approval of Town Square’s credit committee or senior officer with appropriate lending authority.

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

Commercial Real Estate and Multi-Family Loans. At December 31, 2015, our commercial real estate loans totaled $62.7 million and our multi-family loans totaled $4.5 million compared to $63.0 million and $5.9 million, respectively, at December 31, 2014. Subject to market conditions, we intend to continue to increase the proportion of these nonresidential real estate loans in our portfolio over the next three years.

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

Set forth below is information regarding our commercial real estate loans at December 31, 2015.

Type of Loan	Number of Loans	Balance
		(In thousands)
Office	64	$12,668
Industrial	42	5,668
Retail	36	11,371
Mixed use	4	514
Church	14	3,899
Other	89	28,606
Total	249	$62,726

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

Commercial Business Loans. Our portfolio of commercial business loans increased to $31.8 million, or 10.0% of our total loan portfolio at December 31, 2015 from $25.5 million, or 8.4% of our total loan portfolio at December 31, 2014. Our commercial business loans generally consist of regular lines of credit and revolving lines of credit to businesses to finance short-term working capital needs like accounts receivable and inventory. These loans are generally priced on an adjustable-rate basis and may be secured or unsecured. We generally obtain personal guarantees with all commercial business loans. Business assets such as accounts receivable, inventory and equipment, or real estate may be used to secure lines of credit. Our revolving lines of credit typically have a maximum term of 12 months.

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

Construction and Land Loans. At December 31, 2015, $6.3 million, or 2.0% of our total loan portfolio consisted of construction and land loans, compared to $5.1 million, or 1.7% of our total loan portfolio at December 31, 2014. We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans. These construction loans have higher risk based interest rates and terms. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is generally 80% of construction costs or completed-appraised-value, whichever is less. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans.

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

Set forth below is information regarding our construction and land loans at December 31, 2015.

	Number of	Loans in
	Loans	Process	Performing	Non-Performing
		(Dollars in thousands)
One-to four-family construction	7	$1,125	$837	$-
Commercial and multi-family construction	4	-	1,893	-
Land Development	20	-	2,182	259
Residential land	48	-	1,111	-

Total construction and land loans	79	$1,125	$6,023	$259

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

Loan Approval Procedures and Authority. The aggregate amount of loans that we are permitted to make to any one borrower or group of related borrowers is generally limited to 15% of Town Square’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2015, based on the 15% limitation, Town Square’s loans-to-one-borrower limit was approximately $10.2 million. On the same date, Town Square had no lending relationships with outstanding balances in excess of this amount.

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

Our loan approval authority is based upon the knowledge and experience of our individual lending officers. Larger and more complicated loans require the approval of Town Square’s internal Credit Committee, which is chaired by the Chief Credit Officer and includes the President, Chief Executive Officer and three other senior officers with appropriate credit backgrounds. All loans on an aggregate basis exceeding $2.0 million require the approval of both the internal Credit Committee and Directors Credit Committee, which is chaired by the Chief Executive Officer and includes four outside directors. All loans on an aggregate basis exceeding $4.0 million up to our legal lending limit, require the approval of a majority of the Board of Directors.

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

In addition to the representations and warranties described above, Town Square provides credit enhancements to the FHLB-Cincinnati by sharing losses with other members of the program in an aggregated pool.  A Fixed Lender Risk Account (“LRA”) has been established and is maintained by the FHLB-Cincinnati on behalf of Town Square and other members selling mortgages to the FHLB-Cincinnati.  The LRA amount is established as a percentage applied to the sum of the initial unpaid principal balance of each mortgage in the Aggregated Pool at the time of the purchase of the mortgage as determined by the FHLB-Cincinnati and is funded by the deduction from the proceeds of sale of each mortgage in the Aggregated Pool to the FHLB-Cincinnati. Town Square had on deposit with the FHLB-Cincinnati $833,000 at December 31, 2015 and $712,000 at December 31, 2014 in these LRA’s.  These accounts are held by the FHLB-Cincinnati and Town Square bears the risk of receiving less than 100% of its LRA contribution in the event of losses, either by Town Square or other members selling mortgages in the aggregated pool.  Any losses will be deducted first from the individual LRA contribution of the institution that sold the mortgage of which the loss was incurred. If losses incurred in the aggregated pool are greater than the member’s LRA contribution, such losses will be deducted from the LRA contribution of other members selling mortgages in that aggregated pool.  Any portion of the LRA not used to pay losses will be released over a thirty year period and will not start until the end of five years after the initial fill-up period.  Town Square had approximately $4,000 of the LRA amounts released during the year ended December 31, 2015.  Unless Town Square is required to buy back a loan because it did not meet the criteria under the representations and warranties to be covered as part of the aggregated pool, the credit risk is limited to the amount provided in the LRA.

All of the loans sold during the periods ended December 31, 2015 and 2014 were subject to these representations and warranties. As of December 31, 2015 we have had one required repurchase of loans sold, due to an underwriting error. We incurred a loss of approximately $3,000 which was our loss on the sale of that loan. No liabilities have been accrued for loans sold at December 31, 2015 or 2014.

Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of un-remedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the years ended December 31, 2015 and December 31, 2014, we received loan servicing fees of $97,000 and $85,000, respectively. As of December 31, 2015 and December 31, 2014, the principal balance of loans serviced for the FHLB-Cincinnati totaled $39.6 million and $37.0 million, respectively.

We currently purchase whole loans or interests in loans from third parties, which includes loans to health care professionals and motor vehicle loans.

The following table shows our loan origination and principal repayment activity for loans originated during the periods indicated. One- to four-family loans included $50.0 million and $22.4 million of adjustable rate mortgage loans originated during the years ended December 31, 2015 and 2014, respectively. Loans are presented net of loans in process.

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014
	(Dollars in thousands)
Total loans at beginning of period	$304,124	$179,085

Loans originated:
Real estate loans:
One-to four-family	54,383	23,700
Multi-family	-	1,249
Commercial real estate	10,113	14,074
Construction and land	326	1,302
Total real estate loans	64,822	40,325
Commercial and industrial loans	7,022	5,247
Consumer loans:
Home equity loans and lines of credit	1,513	1,253
Motor vehicle	5,987	6,180
Other	5,418	3,637
Total loans originated	84,762	56,642

Loans purchased:
Real estate loans:
One-to four-family	13,666	41,752
Multi-family	-	3,838
Commercial real estate	438	34,554
Construction and land	-	9,443
Total real estate loans	14,104	89,587
Commercial and industrial loans	-	22,402
Consumer loans:
Home equity loans and lines of credit	259	2,151
Motor vehicle	237	1,493
Other	229	3,488
Total loans purchased	14,829	119,121

Loans sold:
Real estate loans:
One-to four-family	-	7,535
Multi-family	-	-
Commercial real estate	-	-
Construction and land	-	-
Commercial business loans	-	-
Consumer loans	-	-
Total loans sold	-	7,535
Deduct:
Principal repayments	87,363	43,189
Net other	-	-

Net loan activity	12,228	125,039
Total loans at end of period	$316,352	$304,124

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

Delinquent Loans .. The following table sets forth our loan delinquencies still accruing, non-accrual loans, by type and amount at the dates indicated, and excludes PCI loans.

	At December 31,				At December 31,
	2015				2014
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More		Days	Days	or More
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Still	Still	Still	Non-	Still	Still	Still	Non-
	Accruing	Accruing	Accruing	Accrual	Accruing	Accruing	Accruing	Accrual
				(In thousands)
Real estate loans:
One-to four-family	$821	$40	$-	$2,967	$1,719	$78	$-	$2,223
Multi-family	-	-	-	-	-	-	-	-
Commercial real estate	44	-	-	773	884	-	-	578
Construction and land	-	-	-	259	-	-	-	103
Total real estate loans	865	40	-	3,999	2,603	78	-	2,904
Commercial and industrial loans	3	-	-	449	245	-	-	396
Consumer loans:
Home equity loans and lines of credit	-	-	-	23	85	23	-	1
Motor vehicle	21	1	-	-	102	4	-	21
Other	18	2	-	31	33	4	-	31
Total consumer loans	39	3	-	54	220	31	-	53
Total delinquent loans	$907	$43	$-	$4,502	$3,068	$109	$-	$3,353

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as set forth below. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Thus, the homogenous pools are not considered for classification or special mention status. At December 31, 2015 and December 31, 2014, all loans classified as substandard were comprised of loans that were individually evaluated for impairment and loans that were deemed to be impaired were subsequently adjusted and are carried at fair value.

	At December 31,	At December 31,
	2015	2014
	(Dollars in thousands)
Special mention assets	$2,836	$6,284
Substandard assets	8,782	8,812
Doubtful assets	-	-
Loss assets	-	-
Total classified assets	$11,618	$15,096

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

  The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

Non-performing Assets

	At December 31,			At September 30,
	2015	2014	2013	2013	2012
	(In thousands)
Non-accrual loans:
Real estate loans:
One-to four-family	$2,967	$2,223	$810	$601	$972
Multi-family	-	-	-	-	-
Commercial real estate	773	578	36	35	-
Construction and land	259	103	80	80	-
Total real estate loans	3,999	2,904	926	716	972
Commercial and industrial loans	449	396	-	-	-
Consumer loans:
Home equity loans and lines of credit	23	1	-	-	15
Motor vehicle	-	21	-	2	-
Other	31	31	-	-	-
Total nonaccrual loans	4,502	3,353	926	718	987

Accruing loans past due 90 days or more:
Real estate loans:
One-to four-family	-	-	-	-	-
Multi-family	-	-	-	-	-
Commercial real estate	-	-	-	-	307
Construction and land	-	-	-	-	-
Total real estate loans	-	-	-	-	307
Commercial and industrial loans	-	-	-		14
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	-
Motor vehicle	-	-	-	-	-
Other	-	-	-	-	-
Total accruing loans past due 90 days or more	-	-	-	-	321
Total of nonaccrual and 90 days or more past due loan	4,502	3,353	926	718	1,308

Real estate owned:
One-to four-family	846	429	85	85	566
Multi-family	-	-	-	-	-
Commercial	448	1,371	290	290	435
Other	12	58	-	-	-
General Valuation Allowance	-	-	-	-	-
Total real estate owned	1,306	1,858	375	375	1,001
Total nonperforming assets	5,808	5,211	1,301	1,093	2,309
Troubled debt restructurings, still accruing	105	-	-	-	-
Troubled debt restructurings and total nonperforming assets	$5,913	$5,211	$1,301	$1,093	$2,309

Total nonperforming loans to total loans	1.42%	1.10%	0.52%	0.40%	0.72%
Total nonperforming assets to total assets	1.33%	1.26%	0.45%	0.38%	0.73%
Total nonperforming assets and troubled debt restructurings to total assets	1.36%	1.26%	0.45%	0.38%	0.73%

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

Analysis of Loan Loss Experience

			Three Months
	Year Ended	Year Ended	Ended	Years Ended
	December 31,	December 31,	December 31,	September 30,
	2015	2014	2013	2013	2012
			(Dollars in thousands)

Allowance at beginning of period	$1,911	$1,908	$1,989	$2,004	$1,658
Provision for loan losses	514	504	-	106	902
Charge offs:
Real estate loans:
One-to four-family	(458)	(462)	(88)	(188)	(443)
Multi-family	-	-	-	-	-
Commercial real estate	(47)	-	-	-	(151)
Construction and land	-	(49)	-	-	-
Commercial and industrial loans	(116)	(8)	-	-	-
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	(10)
Motor vehicle	(38)	(28)	-	(7)	(28)
Other	(203)	(46)	(11)	(2)	(1)
Total charge-offs	(862)	(593)	(99)	(197)	(633)

Recoveries:
Real estate loans:
One-to four-family	16	6	2	7	15
Multi-family	-	-	-	-	-
Commercial real estate	128	60	16	68	52
Construction and land	10	-	-	-	-
Commercial and industrial loans	54	13	-	-	-
Consumer loans:
Home equity loans and lines of credit	10	-	-	-	-
Motor vehicle	2	6	-	1	10
Other	75	7	-	-	-
Total recoveries	295	92	18	76	77
Net charge-offs	(567)	(501)	(81)	(121)	(556)

Allowance at end of period	$1,858	$1,911	$1,908	$1,989	$2,004

Allowance to nonperforming loans	41.27%	56.99%	206.05%	277.02%	153.21%
Allowance to total loans outstanding at the end of the period	0.59%	0.63%	1.07%	1.12%	1.10%
Net charge-offs to average loans outstanding during the period, annualized where applicable	0.18%	0.16%	0.18%	0.07%	0.31%

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

	At December 31,
	2015			2014			2013
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate loans:
One-to four-family	$1,624	87.41%	58.35%	$1,744	91.26%	59.01%	$1,744	91.40%	74.73%
Multi-family	13	0.70%	1.43%	16	0.84%	1.95%	6	0.31%	$0.57%
Commercial real estate	36	1.94%	19.83%	33	1.73%	20.71%	51	2.68%	9.44%
Construction and land	3	0.16%	1.99%	13	0.68%	1.69%	17	0.89%	2.16%
Total real estate loans	1,676	90.21%	81.60%	1,806	94.51%	83.36%	1,818	95.28%	86.90%
Commercial and industrial loans	77	4.14%	10.07%	43	2.25%	8.39%	8	0.42%	3.15%
Consumer loans:
Home equity loans and lines of credit	26	1.40%	2.62%	7	0.36%	2.62%	11	0.58%	3.32%
Motor vehicle	30	1.61%	3.39%	33	1.73%	3.40%	31	1.62%	4.98%
Other	49	2.64%	2.32%	22	1.15%	2.23%	10	0.52%	1.65%
Total consumer	105	5.65%	8.33%	62	3.24%	8.25%	52	2.73%	9.95%
Unallocated	-	-	-%	-	-	-%	30	1.57%	-%
Total allowance for loan losses	$1,858	100.00%		$1,911	100.00%		$1,908	100.00%

	At September 30,
	2013			2012
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate loans:
One-to four-family	$1,806	90.80%	74.62%	$1,248	62.28%	77.60%
Multi-family	7	0.35%	$0.57%	-	-	0.54
Commercial real estate	50	2.51%	9.44%	567	28.29%	8.97%
Construction and land	16	0.80%	2.16%	9	0.45%	$1.70%
Total real estate loans	1,879	94.47%	86.79%	1,824	91.02%	88.81%
Commercial and industrial loans	8	0.40%	3.10	47	2.35%	2.69%
Consumer loans:
Home equity loans and lines of credit	8	0.40%	$3.31%	40	2.00%	3.25%
Motor vehicle	24	1.21%	5.08%	81	4.03%	3.83%
Other	12	0.60%	1.72%	12	0.60%	1.42%
Total consumer	44	2.21%	10.11%	133	6.63%	8.50%
Unallocated	58	2.92%	-%	-	-%	-%
Total allowance for loan losses	$1,989	100.00%		$2,004	100.00%

The allowance for loan losses was $1.86 million, or 0.59% of total loans at December 31, 2015 compared to $1.9 million, or 0.63% of total loans, at December 31, 2014. Provision of $514,000 was recorded for the year ended December 31, 2015 compared to 504,000 for the year ended December 31, 2014. We had net charge-offs of $567,000 for the year ended December 31, 2015 compared to $501,000 for the year ended December 31, 2014. Total nonperforming loans were $4.5 million at December 31, 2015 compared to $3.4 million at December 31, 2014. At December 31, 2015 we had specific allocations of the allowance related to impaired loans of $15,000. In comparison, we had no specific allocation for the year ended December 31, 2014. As a percentage of nonperforming loans, the allowance for loan losses was 41.27% at December 31, 2015 compared to 56.99% at December 31, 2014. The increase in the provision and resulting allowance for loan losses for the year ended December 31, 2015 compared to the year ended December 31, 2014 reflected net charge-offs for the year ended December 31, 2015.

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

Our Board of Directors is responsible for monitoring compliance with our investment policy. The investment policy is reviewed annually by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors. A minimum of two members of the Asset/Liability committee may purchase investments based on the investment policy guidelines and submit the purchase to the full Board of Directors at the next scheduled meeting.

Our current investment policy permits investments in securities issued by the United States Government and its agencies or government sponsored enterprises, including residential mortgage-backed securities, collateralized mortgage obligations, municipalities, school boards and fully insured certificates of deposit. We maintain investment securities concentration limits as a percentage of the investment portfolio that we periodically amend based on market conditions and changes in our assets. Current concentration percentage restrictions limit U.S. Government sponsored enterprises to 75%, U.S. Government agency structured notes to 30%, mortgage-backed securities to 75%, collateralized mortgage obligations to 40%, certificates of deposit to 10% and municipal bonds to 40% or 80% of bank capital. Our investment policy also permits investment in corporate securities limited to 10% of the investment portfolio or 20% of capital and investment in FHLB-Cincinnati stock.

At December 31, 2015, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of shareholders’ equity.

Our current investment policy does not permit investment in complex securities and derivatives as defined in federal banking regulations and other high-risk securities. Our current policy does not permit hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

At December 31, 2015, none of the collateral underlying our securities portfolio was considered subprime or Alt-A and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

State and Political Subdivision Debt Securities. We have purchased primarily bank-qualified and rated general obligation and revenue bonds of certain state and political subdivisions, which provide interest income that is mostly exempt from federal income taxation. All purchases are approved by Town Square’s Board of Directors and are reviewed each quarter. At December 31, 2015, the majority of our state and political subdivision portfolio consisted of revenue bonds issued by the Commonwealth of Kentucky, although we recently began diversifying by investing in other states.

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

Federal Home Loan Bank Stock. We held common stock of the FHLB-Cincinnati in connection with our borrowing activities totaling $3.0 million at December 31, 2015, and $2.7 million at December 31, 2014. The common stock of the FHLB-Cincinnati is carried at cost and classified as restricted equity securities.

Company-Owned Life Insurance. We invest in company-owned life insurance to provide us with a funding source for our benefit plan obligations. Company-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2015, we had invested $6.9 million in company-owned life insurance.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2015		2014		2013
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
			(Dollars in thousands)
Securities available for sale:
U.S. Government agencies and government sponsored entities	$9,750	$9,638	$14,247	$13,986	$27,260	$26,000
Mortgage-backed securities:
Residential	23,156	23,371	28,553	28,965	29,790	29,637
Collateralized mortgage obligations	7,720	7,634	4,644	4,565	3,834	3,611
SBA loan pools	5,370	5,372	-	-	4,190	4,291
State and political subdivisions	17,398	17,960	17,121	17,746	22,277	22,523
Total available for sale	$63,394	$63,975	$64,565	$65,262	$87,351	$86,062

Securities Portfolio Maturities and Yields . The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at December 31, 2015. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

			More than One		More than Five
	One Year or Less		Year to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
December 31, 2015	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Securities available for sale:
U.S. Government agencies and government-sponsored entities	$-	0%	$9,750	1.68%	$-	0%	$-	0%	$9,750	1.68%
Mortgage-backed securities	-	0%	-	0%	2,187	1.81%	20,969	2.28%	23,156	2.24%
Collateralized mortgage obligations	-	0%	-	0%	-	0%	7,720	1.64%	7,720	1.64%
SBA loan pools	-	0%	-	0%	5,370	2.44%	-	0%	5,370	2.44%
State and political subdivisions	-	0%	7,052	2.07%	7,840	3.37%	2,506	3.54%	17,398	2.87%
Total available for sale	$-		$16,802		$15,397		$31,195		$63,394

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
			(Dollars in thousands)

NOW and demand deposits	$92,983	27.10%	$81,824	25.32%	$28,140	13.44%
Money market deposits	22,381	6.52%	11,956	3.70%	4,128	1.97%
Savings and other deposits	68,707	20.02%	65,604	20.30%	55,464	26.48%
Certificates of deposit	131,681	38.38%	135,897	42.06%	96,737	46.19%
Retirement accounts	27,378	7.98%	27,857	8.62%	24,971	11.92%
Total	$343,130	100.00%	$323,138	100.00%	$209,440	100.00%

As of December 31, 2015, the aggregate amount of our outstanding time deposits in amounts greater than or equal to $100,000 was $84.1 million. The following table sets forth the maturity of these time deposits as of December 31, 2015.

Certificates
December 31, 2015	of Deposit
(In thousands)
Maturity Period:
Three months or less	$8,644
Over three through six months	11,221
Over six through twelve months	17,538
Over twelve months	46,689
Total	$84,092

The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2015	2014	2013
	(Dollars in Thousands)
Interest Rate:
Less than 1%	$86,893	$98,430	$69,995
1.00% - 1.99%	62,087	54,966	40,263
2.00% - 2.99%	10,011	10,292	10,027
3.00% - 3.99%	68	66	1,423
4.00% - 4.99%	-	-	-
5.00% - 5.99%	-	-	-

Total	$159,059	$163,754	$121,708

The following table sets forth the amount and maturities of our time deposits at December 31, 2015.

	At December 31, 2015
	Period to Maturity
			Over Two
		Over One	Years to	Over		Percentage of
	Less Than	Year to	Three	Three		Total
	One Year	Two Years	Years	Years	Total	Certificate
	(Dollars in thousands)

Interest Rate:
Less than 1%	$67,292	$15,490	$3,981	$130	$86,893	54.63%
1.00% - 1.99%	5,222	28,627	8,600	19,638	62,087	39.03%
2.00% - 2.99%	6,330	355	-	3,326	10,011	6.29%
3.00% - 3.99%	68	-	-	-	68	0.04%
4.00% - 4.99%	-	-	-	-	-	-%
5.00% - 5.99%	-	-	-	-	-	-%
Total	$78,912	$44,472	$12,581	$23,094	$159,059	100.00%

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

The following table sets forth information concerning balances and interest rates on our FHLB-Cincinnati advances at the dates and for the noted periods.

			Three Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2015	2014	2013
	(Dollars in thousands)

Average amount outstanding during the period:
FHLB advances	$14,572	$25,922	$17,170
Weighted average interest rate during the period:
FHLB advances	1.65%	1.31%	2.21%
Balance outstanding at end of period:
FHLB advances	$15,803	$17,952	$19,958
Weighted average interest rate at end of period:
FHLB advances	1.52%	1.55%	1.88%
Maximum amount outstanding at any month-end during period:
FHLB advances	$17,533	$39,334	$23,049

At December 31, 2015, based on available collateral and our ownership of FHLB-Cincinnati common stock, we had access to additional FHLB-Cincinnati advances of up to $92.2 million.

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

Personnel

As of December 31, 2015, we had 104 full-time employees and 16 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2015, Town Square had $2.2 million in net operating loss carry forward for federal income tax purposes.

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

SUPERVISION AND REGULATION

General. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Town Square may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s deposit insurance fund. Town Square is periodically examined by the Office of the Comptroller of the Currency, or OCC, to ensure that it satisfies applicable standards with respect to its capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Town Square also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or Federal Reserve Board, which governs the reserves to be maintained against deposits and other matters. In addition, Town Square is a member of and owns stock in the FHLB-Cincinnati, which is one of the eleven regional banks in the Federal Home Loan Bank System. Town Square’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of Town Square’s loan documents.

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

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations or have not been issued in final form. Their impact on our operations cannot yet fully be assessed. However, the Dodd-Frank Act has already increased regulatory burden and compliance, operating and interest expense for Town Square and Poage Bankshares.

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

Capital Requirements. Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.

For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). We have exercised the AOCI opt-out. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one- to four-family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

As of December 31, 2015, the capital of the Town Square exceeded all required regulatory guidelines.

Loans-to-One Borrower. Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2015, Town Square was in compliance with its loans-to-one borrower limitations.

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

A federal savings and loan association that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law. At December 31, 2015, Town Square satisfied the QTL test with approximately 83.95% of its portfolio assets in qualified thrift investments.

Capital Distributions. Federal regulations govern capital distributions by a savings and loan association, which include cash dividends, stock repurchases and other transactions charged to the savings and loan association’s capital account. A federal savings and loan association must file an application for approval of a capital distribution if:

·	the total capital distributions for the applicable calendar year exceed the sum of the savings and loan association’s net income for that year to date plus the savings and loan association’s retained net income for the preceding two years;

·	the savings and loan association would not be at least adequately capitalized following the distribution;

·	the distribution would violate any applicable statute, regulation, agreement or written regulatory condition; or

·	the savings and loan association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings and loan association that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

A notice or application for capital distribution may be disapproved if:

·	the savings and loan association would be undercapitalized following the distribution;

·	the proposed capital distribution raises safety and soundness concerns; or

·	the capital distribution would violate a prohibition contained in any statute, regulation or regulatory condition.

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

Town Square’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders:

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

In addition, extensions of credit in excess of certain limits must be approved by Town Square’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of credit extension involved. As of December 31, 2015 Town Square is in compliance with these credit limitations.

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

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the OCC is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings and loan associations. For this purpose, a federal savings and loan association is placed in one of the following five categories based on the savings association’s capital:

·	well-capitalized (at least 5% leverage capital, 6.5% common equity Tier 1, 8% Tier 1 risk-based capital and 10% total risk-based capital);

·	adequately capitalized (at least 4% leverage capital, 4.5% common equity Tier 1, 6% Tier 1 risk-based capital and 8% total risk-based capital);

·	undercapitalized (less than 4% leverage capital, 4.5% common equity Tier 1, 4% Tier 1 risk-based capital or 8% total risk-based capital);

·	significantly undercapitalized (less than 3% leverage capital, 3% common equity Tier 1, 3% Tier 1 risk-based capital or 6% total risk-based capital); and

·	critically undercapitalized (less than 2% tangible capital).

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

At December 31, 2015, Town Square met the criteria for being considered “well-capitalized.”

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended December 31, 2015, the annualized FICO assessment rate equaled 0.60 basis points. The FICO assessment is based on total assets less tangible capital. The fourth quarter 2015 FICO assessment rate is 0.145 basis points. The bonds issued by the FICO are due to mature in 2017 through 2019.

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

Prohibitions Against Tying Arrangements . FDIC insured savings and loan associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Town Square is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB-Cincinnati, Town Square is required to acquire and hold shares of capital stock in the FHLB-Cincinnati. As of December 31, 2015, Town Square was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Town Square are subject to state usury laws and federal laws concerning interest rates. Town Square’s operations are also subject to federal laws applicable to credit transactions, such as the:

·	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

·	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

·	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

·	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

·	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

·	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

·	Truth in Savings Act;

·	the Biggert-Waters Flood Insurance Reform Act of 2012; and

·	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

The operations of Town Square also are subject to the:

·	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

·	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

·	Check Clearing for the 21 st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

·	The USA PATRIOT Act, which requires savings and loan associations operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

·	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

·	Volcker Rule, which on December 10, 2013, in implementing section 619 of the Dodd-Frank Act, was approved by the OCC, the Federal Reserve, the FDIC, the SEC and the Commodities Futures Trading Commission (“CFTC”). The Volcker Rule attempts to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market making and hedging activities. U.S. banks will be restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. The Company does not believe the Volcker Rule will have a significant effect on operations.

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

Capital. When it reaches $1 billion in total assets, Poage Bankshares, Inc. will be subject to the Federal Reserve Board’s capital adequacy regulations for savings and loan holding companies (on a consolidated basis). These capital standards have historically been similar to, though less stringent than, those of the OCC for Town Square. The Dodd-Frank Act, however, required the Federal Reserve Board to establish, for all savings and loan holding companies with total assets of $500 million or more ( a final rule issued by the Federal Reserve Board has increased this threshold to $1 billion in assets), minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board and effective January 1, 2015, all such savings and loan holding companies will be subject to regulatory capital requirements that are the same as the new capital requirements for Town Square. These new capital requirements include provisions that, when applicable, might limit the ability of Poage Bankshares, Inc. to pay dividends to its stockholders or repurchase its shares. See “—Federal Banking Regulation—New Capital Rule.” Poage Bankshares, Inc. has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2015, and has determined that it meets all of these new requirements, including the full 2.5% capital conservation buffer, and would be well-capitalized, if these new requirements had been in effect on that date.

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

Net income is the amount by which net interest income and non-interest income exceeds non-interest expense and the provision for loan losses. Net interest income makes up a majority of our income and is based on the difference between:

·	interest income earned on interest-earning assets, such as loans and securities; and

·	interest expense paid on interest-bearing liabilities, such as deposits and borrowings.

We are vulnerable to changes in interest rates including the shape of the yield curve because of a mismatch between the terms to repricing of our assets and liabilities. Historically, our liabilities repriced more quickly than our assets, which made us vulnerable to increases in interest rates. For the years ended December 31, 2015 and 2014, our net interest margin was 4.24% and 4.16%, respectively. Our Asset/Liability Management Committee utilizes a computer simulation model to provide an analysis of estimated changes in net interest income in various interest rate scenarios. At December 31, 2015, in the event of an immediate 100 basis point decrease in interest rates, our model projects an increase in our net portfolio value of $3.6 million, or 3.48%. In the event of an immediate 200 basis point increase in interest rates, our model projects a decrease in our net portfolio value of $12.7 million, or 12.35%.

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

We Have Increased and Plan to Continue to Increase Our Levels of Commercial Real Estate, Multi-Family, Commercial Business and Construction and Land Loans, Which Would Increase Our Exposure to Credit Risk.

At December 31, 2015, our portfolio of commercial real estate, multi-family, commercial business and construction and land loans totaled $105.4 million, or 33.3% of our total loans, compared to $99.6 million, or 32.7% of our total loans at December 31, 2014. We intend to continue to emphasize the origination of these types of loans consistent with safety and soundness.

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

Historically, it has often been difficult for thrift institutions to originate adjustable-rate mortgage loans with a spread that compares favorably with the cost of funds. In addition, borrower demand for adjustable-rate mortgage loans decreases significantly during periods of low interest rates, including the current low interest rate environment. During the year ended December 31, 2015, we were able to originate $50.0 million of adjustable-rate mortgage loans, most of which carried rates that adjust annually after five years at a spread of 3.5% over the applicable index (the weekly average yield on United States Treasury securities). At December 31, 2015, $128.1 million, or 40.5% of our total loan portfolio, consisted of adjustable-rate mortgage loans.

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

Our loan portfolio includes a substantial number of motor vehicle loans, as well as other consumer loans. At December 31, 2015, our consumer loans totaled $26.4 million, or 8.3% of our total loan portfolio, of which motor vehicle loans totaled $10.7 million, or 3.4% of total loans.

As of December 31, 2015, we had $1,000 of motor vehicle loans delinquent 60 days or more, which was 0.02% of total delinquent loans 60 days or more past due. For the twelve months ended December 31, 2015, we had charge-offs of motor vehicle loans totaling $38,000. As we continue to increase our automobile loan portfolio, we may experience increased delinquencies and charge-offs in future periods.

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

If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.59% of total loans at December 31, 2015, future additions to our allowance could materially decrease our net income.

In addition, the OCC periodically reviews our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities might have a material adverse effect on our financial condition and results of operations.

The United States Economy Remains Weak. Continued Adverse Economic Conditions, Especially Affecting Our Geographic Market Area, Could Adversely Affect Our Financial Condition and Results of Operations.

The United States experienced a severe economic recession in 2008 and 2009, the effects of which have continued. Recent growth has been slow relative to historical standards. Loan portfolio quality has remained poor at many financial institutions reflecting, in part, the weak United States economy. In addition, the value of real estate collateral supporting many commercial loans and home mortgages throughout the United States has declined. The real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans in many markets across the United States.

Our lending market area consists of Greenup, Lawrence, Boyd, Jessamine, Montgomery and Campbell Counties in Kentucky, and Lawrence, Scioto, Hamilton, Butler, Warren and Clermont Counties in Ohio. Five of these seven counties have experienced minimal changes in population and households from April 1, 2010 to July 1, 2014, including population growth or shrinkage of -1.6%, -0.3%, -1.4%, 4.6%, 3.7%, 1.7%, -1.3%, -2.8%, 0.5%, 1.6%, 4.1% and 2.1%, respectively. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in part, to the real estate market, which has been weakened by the recession. While we believe our lending market area has not been as adversely affected by the real estate crisis as some other areas of the country, real estate values and demand have softened and we remain vulnerable to adverse changes in the real estate market. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control, could negatively affect our financial results. Finally, negative developments in the securities markets could adversely affect the value of our securities.

If We Fail to Maintain an Effective System of Internal and Disclosure Controls, We May Not Be Able to Accurately Report Our Financial Results or Prevent or Detect Fraud. As a Result, Current and Potential Shareholders Could Lose Confidence in Our Financial Reporting, Which Would Harm Our Business and the Trading Price of Our Securities.

Effective internal control over financial reporting and disclosure controls and procedures are necessary for us to provide reliable financial reports and effectively prevent or detect fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We continually review and analyze our internal control over financial reporting for Sarbanes-Oxley Section 404 compliance. Our internal control and disclosure controls may still prove ineffective in future periods. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could hinder our ability to accurately report our operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with The NASDAQ Capital Market. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Regulation of the financial services industry is undergoing major changes and future legislation could increase our cost of doing business or harm our competitive position.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation impacting financial institutions. The Dodd-Frank Act has created a significant shift in the way financial institutions operate. The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or collateral for loans. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies have taken stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include entering into written agreements and cease and desist orders that place certain limitations on operations. Federal bank regulators have also been using with more frequency their ability to impose individual minimum capital requirements on banks, which requirements may be higher than those required under the Dodd-Frank Act or that would otherwise qualify a bank as being “well capitalized” under applicable prompt corrective action regulations. If we were to become subject to a regulatory agreement or higher individual minimum capital requirements, such action may have a negative impact on our ability to execute our business plan, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Additionally, the Federal Reserve Board has approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of Basel III, and address relevant provisions of the Dodd-Frank Act. Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules will impose additional costs on us.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

Town Square Bank is subject to extensive regulation, supervision and examination by the OCC, its primary federal regulator, and by the FDIC, as its deposit insurer. The Company is also subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Town Square Bank rather than for holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. If our regulators require us to charge-off loans or increase our allowance for loan losses, our earnings would suffer. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In our seven-county market area, including Boyd, Greenup, Lawrence, Jessamine and Montgomery Counties in Kentucky and Lawrence and Scioto Counties in Ohio, there are a total of 29 commercial bank and savings institution competitors, along with several credit union competitors.  The commercial banks and savings institutions operate a total of 112 branch offices in those counties, containing $3.3 billion of deposits.  The commercial bank and savings institution competitors include larger institutions with nationwide or regional operations, and local community institutions such as us that serve the local markets only.  The credit union competitors consist of local community based institutions. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we can, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Item 1—Business—Town Square—Market Area” and —“Competition.”

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

Risks Associated with System Failures, Interruptions, or Breaches of Security Could Negatively Affect Us and Our Earnings.

Information technology systems are critical to our business operations. We use various technology systems to manage customer relationships, our general ledger, our securities investments, and our customer deposits and loans. We have established policies and procedures to prevent or limit the effect of system failures, interruptions, and security breaches, but these events may still occur or may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Security systems may not protect systems from security breaches.

In addition, we outsource some of our data processing to certain third-party providers. If they encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

We Are a Community Bank and Our Ability to Maintain Our Reputation is Critical to the Success of Our Business and the Failure to Do So May Materially Adversely Affect Our Performance.

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. We will continue to face additional challenges maintaining our reputation with respect to customers of Town Square in our current market area and in building our reputation in the new market areas that we serve as a result of the acquisition of Town Square Financial and Town Square Bank and also the acquisition of Commonwealth Bank.

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

The Issuance of Awards Under Our Stock-Based Benefit Plans Will Dilute Your Ownership Interest.

On January 8, 2013, the shareholders of Poage Bankshares approved the Poage Bankshares, Inc. 2013 Equity Incentive Plan (the “Plan”) for employees and directors of Poage Bankshares. The Plan authorizes the issuance of up to 472,132 shares of Poage Bankshares common stock, with no more than 134,895 of shares as restricted stock awards and 337,237 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Plan may not be less than the fair value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted. If awards under the Plan are funded from the issuance of authorized but unissued shares of common stock, Poage Bankshares shareholders would experience a dilution of their ownership interest. On April 16, 2013, the board of directors awarded the authorized 134,895 restricted shares as designated by the compensation committee and through December 31, 2015 have granted 325,000 stock option awards. The implementation of any additional stock-based benefit plans in the future would cause further dilution of such ownership interests.

Poage Bankshares May Fail to Realize the Anticipated Benefits of the Acquisitions, and the Value of the Poage Bankshares Stock May Decline.

The success of the acquisitions of Town Square Financial and Commonwealth will depend on, among other things, Poage Bankshares’ ability to realize anticipated cost savings and to combine the businesses of Poage Bankshares and with the business of Town Square Financial and Commonwealth in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of Town Square Financial and Commonwealth or result in decreased revenues resulting from any loss of customers. If Poage Bankshares is not able to successfully achieve these objectives, the anticipated benefits of the acquisitions may not be realized fully or at all or may take longer to realize than expected, adversely affecting the financial condition and results of operations of Poage Bankshares and the value of Poage Bankshares common stock.

Certain employees of Town Square Financial have not been employed by Poage Bankshares or Town Square after the acquisitions. In addition, employees of either company, including Commonwealth, that Poage Bankshares has retained may elect to terminate their employment. Replacing such employees or tasking existing employees with such employees’ responsibilities could result in inconsistencies in standards, controls, procedures and policies that adversely affect the ability of both parties to maintain relationships with their respective customers and employees or the ability of Poage Bankshares to achieve the anticipated benefits of the acquisition.

If the goodwill we have recorded in connection with business acquisitions becomes impaired, it could have a negative impact on our profitability.

Goodwill represents the amount of acquisition cost over the fair value of net assets we acquired in the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.  We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Any such adjustments are reflected in our results of operations in the periods in which they become known.  We have recorded no such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Shareholder Activists Could Cause a Disruption to Poage Bankshares’ Business.

Certain institutional investors have indicated that they disagree with the strategic direction and capital allocation policies of Poage Bankshares and have successfully obtained representation on its Board of Directors through a director election contest. Poage Bankshares’ business, operating results or financial condition could be adversely affected by a director election contest and may result in, among other things:

·	Increased operating costs, including increased legal expenses, insurance, administrative expenses and associated costs incurred in connection with director election contests;

·	Uncertainties as to Poage Bankshares’ future direction could result in the loss of potential business opportunities and could (i) make it more difficult to attract, retain, or motivate qualified personnel, and (ii) strain relationships with investors and customers; and

·	Reduction or delay in Poage Bankshares’ ability to effectively execute its current business strategy and to implement new strategies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2015, the net book value of our offices was $10.5 million.

	Leased or	Year Acquired	Square	Net Book Value
Location	Owned	or Leased	Footage	of Real Property
				(Dollars in
				thousands)
Main office:
1500 Carter Avenue
Ashland, Kentucky	Owned	2007	12,000	$3,680

Branch offices:
1608 Argillite Road
Flatwoods, Kentucky	Owned	1969	1,728	$244

852 US 23
South Shore, Kentucky	Owned	1978	1,575	$102

119 N Main Cross Street
Louisa, Kentucky	Owned	1984	1,748	$178

501 US 23, Greenup, Kentucky	Owned	2008	1,120	$501

9431 US 60, Cannonsburg, Kentucky	Owned	2014	9,840	$1,190

150 South Main St
Nicholasville, Kentucky	Owned	2014	7,028	$1,931

3500 Court St.
Catlettsburg, Kentucky	Leased	2014	598	$-

101 Commonwealth Dr.
Mt Sterling, Kentucky	Owned	2015	3,929	$1,438

Branch opening in 2016:
621 Martin Luther King Jr Blvd
Ashland, Kentucky	Owned	2015	4,736	$756

Operations center:
6628 US 60
Summit, Kentucky	Owned	2015	8,640	$435

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2015, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)       Our shares of common stock are traded on the NASDAQ Capital Market under the symbol PBSK. The approximate number of holders of record of Poage Bankshares, Inc.’s common stock as of December 31, 2015 was 463. Certain shares of Poage Bankshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Poage Bankshares, Inc. common stock for each quarter of the previous two fiscal years. The following information was provided by the NASDAQ Stock Market.

			Closing	Dividends
	High	Low	Price	Declared
Quarter ended December 31, 2015	$17.31	$15.50	$17.10	$0.06
Quarter ended September 30, 2015	16.50	15.35	15.50	0.06
Quarter ended June 30, 2015	16.00	15.10	15.33	0.06
Quarter ended March 31, 2015	15.50	14.50	15.35	0.05
Quarter ended December 31, 2014	15.48	14.20	14.87	0.05
Quarter ended September 30, 2014	16.60	14.22	15.00	0.05
Quarter ended June 30, 2014	14.78	14.05	14.75	0.05
Quarter ended March 31, 2014	14.28	12.46	14.20	0.05

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

(c)

Issuer repurchases. On May 30, 2014, the Board of Directors authorized the repurchase of up to 195,244 shares of Poage Bankshares common stock. On June 29, 2015, the Board of Directors of Poage Bankshares, Inc. terminated the May 30, 2014 stock repurchase program under which the Company had previously purchased a total of 102,003 shares of its common stock at a weighted average price of $14.86 per share.

On June 29, 2015, the Board of Directors of Poage Bankshares, Inc. authorized program to repurchase up to 200,000 shares, which represents approximately 5% of the Company’s issued and outstanding shares of common stock through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

On November 23, 2015, the Board of Directors of Poage Bankshares, Inc. terminated the June 29, 2015 stock repurchase program under which the Company had previously purchased a total of 18,604 shares of its common stock at a weighted average price of $15.71 per share. The Board of Directors authorized a new program to repurchase of up to 100,000 shares, which represents approximately 2.55% of the shares currently outstanding.  The new repurchase program was effective upon adoption.

On February 5, 2016, Poage Bankshares, Inc. completed its previously reported stock repurchase program for up to 100,000 shares.  The Company repurchased the 100,000 shares at a weighted average price of $17.29 per share.

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

The following table sets forth information in connection with repurchases of the Poage Bankshares’ common stock for the period January 1, 2015 through December 31, 2015. Shares were purchased pursuant to repurchase authorizations outlined above and include 5,341 shares net-settled pursuant to Poage Bankshares’ Equity Incentive Plan

			Total Number	Number of Shares
			of Shares	That May Yet
	Total		Purchased as	Be Purchased
	Number of	Average	Part of	Under Publicly
	Shares	Price Paid	Publicly	Announced
	Purchased	Per Share	Announced Plan	Plan
January 1 - January 31, 2015	20,000	14.80	20,000	155,244
February 1 - February 28, 2015	11,301	14.95	11,301	143,943
March 1 - March 31, 2015	51,133	15.03	50,522	93,421
April 1 - April 30, 2015	6,759	15.50	2,029	91,392
May 1 - May 31, 2015	-	-	-	91,392
June 1 - June 30, 2015	-	-	-	200,000
July 1 - July 31, 2015	4,700	15.65	4,700	195,300
August 1 - August 31, 2015	13,904	15.73	13,904	181,396
September 1 - September 30, 2015	-	-	-	181,396
October 1 - October 31, 2015	-	-	-	181,396
November 1 - November 30, 2015	-	-	-	100,000
December 1- December 31, 2015	29,169	16.79	29,169	70,831
Total	136,966	$15.48	131,625

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and other data of Poage Bankshares at the dates and for the periods indicated. The information at December 31, 2015 and 2014, and for the years ended December 31, 2015 and 2014 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Poage Bankshares that appear in this Annual Report on Form 10-K. The information at December 31, 2013, September 30, 2013 and 2012 and for the three months ended December 31, 2013 and the years ended September 30, 2013 and 2012, is derived in part from audited financial statements that do not appear in this Annual Report on Form 10-K.

Selected Financial and Other Data

	At December 31,			At September 30,
	2015	2014	2013	2013	2012
	(Dollars in thousands)
Financial Condition Data:
Total assets	$435,088	$414,702	$289,230	$291,008	$317,159
Cash and cash equivalents	25,876	16,967	6,684	8,192	23,430
Investment securities	63,975	65,262	86,062	87,930	94,456
Loans held for sale	367	712	307	482	719
Loans receivable, net	314,143	302,012	177,088	175,476	179,998
Deposits	343,130	323,138	209,440	217,340	236,472
Federal Home Loan Bank advances	15,803	17,952	19,958	13,230	17,672
Subordinated debenture	2,761	2,697	-	-	-
Retained earnings	34,270	31,933	30,789	31,074	29,416
Total equity	71,241	68,151	57,658	57,905	60,582

	For the Year	For the Year	For the Three
	Ended	Ended	Months Ended	For the Years Ended
	December 31,	December 31,	December 31,	September 30,
	2015	2014	2013	2013	2012
	(Dollars in thousands)
Operating Data:
Interest and dividend income	$19,106	$17,592	$2,883	$11,750	$12,983
Interest expense	2,210	2,164	462	2,328	3,253
Net interest income	16,896	15,428	2,421	9,422	9,730
Provision for loan losses	514	504	-	106	902
Net interest income after provision for loan losses	16,382	14,924	2,421	9,316	8,828
Non-interest income	3,912	3,017	274	2,266	1,291
Non-interest expenses	16,146	15,483	2,839	8,543	8,133
Income (loss) before income taxes	4,148	2,458	(144)	3,039	1,986
Income taxes	971	612	16	883	407
Net income (loss)	3,177	1,846	(160)	2,156	1,579

			At or for the
			Three Months
	At or For the Years Ended		Ended	At or For the Years Ended
	December 31,		December 31,	September 30,
	2015	2014	2013	2013	2012

Performance Ratios:
Return on average assets	0.75%	0.47%	(0.22)%	0.70%	0.49%
Return on average equity	4.56%	2.84%	(1.11)%	3.62%	2.57%
Interest rate spread (1)	4.07%	4.01%	3.38%	3.09%	3.01%
Net interest margin (2)	4.24%	4.16%	3.54%	3.27%	3.22%
Noninterest expense to average assets	3.79%	3.81%	3.98%	2.78%	2.52%
Efficiency ratio (3)	77.60%	83.51%	105.34%	72.23%	73.80%
Dividend payout ratio (4)	26.44%	38.46%	n/a	23.19%	15.69%
Average interest-earnings assets to average interest-bearing liabilities	131.09%	127.56%	122.33%	121.23%	119.47%
Average equity to average assets	16.38%	17.54%	19.89%	19.40%	18.99%

Capital Ratios:
Total risk-based capital to risk-weighted assets	24.36%	24.34%	32.12%	31.75%	29.29%
Tier I capital to risk-weighted assets	23.68%	23.61%	30.87%	30.49%	28.03%
Tier I capital to adjusted total assets	15.31%	15.07%	16.16%	15.89%	13.78%
Common equity Tier 1 capital to risk weighted assets	23.68%	n/a	n/a	n/a	n/a

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	0.59%	0.63%	1.07%	1.12%	1.10%
Allowance for loan losses as a percentage of nonperforming loans	41.27%	56.99%	206.05%	277.02%	153.21%
Net charge-offs to average outstanding loans during the period, annualized where applicable	0.18%	0.16%	0.18%	0.07%	0.31%
Non-performing loans as a percent of total loans	1.42%	1.10%	0.52%	0.40%	0.72%
Non-performing assets as a percent of total assets	1.36%	1.26%	0.45%	0.38%	0.73%
Other:
Number of offices	9	8	6	6	6
Loan Production office	1	1	1

(1) Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2) Represents net interest income as a percent of average interest-earning assets.

(3) Represents noninterest expense divided by the sum of net interest income and noninterest income.

(4) Represents dividends declared per share divided by the net income per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have historically operated as a traditional thrift institution headquartered in Ashland, Kentucky. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential mortgage loans, commercial and multi-family real estate loans, commercial business loans, consumer loans, consisting primarily of automobile loans, home equity loans and lines of credit, and construction loans. Since the acquisition of Town Square Financial Corporation, our focus has moved towards commercial banking. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities, including obligations of state and political subdivisions and mortgage-backed securities. At December 31, 2015, we had total assets of $435.1 million, total deposits of $343.1 million and total equity of $71.2 million.

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

Business Strategy

Highlights of our current business strategy include the following:

·	Continuing to originate one- to four-family residential mortgage loans while increasing our holdings of such loans with adjustable rates. We have been primarily a one- to four-family residential mortgage lender to borrowers in our market area. As of December 31, 2015, $184.6 million, or 42.4%, of our total assets consisted of one- to four-family residential mortgage loans, compared to $179.5 million, or 43.3%, of total assets at December 31, 2014. We historically have held primarily fixed-rate loans in our one- to four-family residential mortgage loan portfolio. However, in order to better manage the interest rate sensitivity of our loan portfolio, in 2009 we began to increase our emphasis on adjustable-rate mortgage loan originations subject to demand for such loans in a lower interest rate environment. In addition, in fiscal year 2010, we began selling substantially all of our new fixed-rate one- to four-family residential mortgage loans through the FHLB-Cincinnati Mortgage Purchase Program.

·	Increasing our origination of commercial real estate loans, commercial business loans, home equity loans and lines of credit, and other consumer loans. While we will continue to originate one- to four-family residential mortgage loans, we also intend to continue to increase our origination of nonresidential real estate loans, home equity loans and lines of credit, other consumer loans and commercial business loans in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. Between December 31, 2014 and December 31, 2015, commercial business loans increased $6.3 million, or 24.8%, home equity loans and lines of credit increased $314,000, or 3.9%, other consumer loans increased $971,000, or 5.7% and commercial real estate and multi-family loans decreased $1.4 million, or 23.6%. We expect each of these loan categories to continue to grow over the next three years. The additional capital raised in the stock offering increased our commercial real estate lending capacity by enabling us to originate more loans and loans with larger balances. See “Item 1—Business—Town Square Bank—Lending Activities—Commercial Real Estate Lending.”

·	Managing interest rate risk while enhancing to the extent practicable our net interest margin. During the last several years, we have taken steps that are intended to enhance our interest rate margin (in relation to what it would have been had we remained exclusively a residential lender) as well as our ability to manage our interest rate risk in the future. In particular, we have attempted to increase our holdings of nonresidential loans including commercial real estate loans, commercial business loans, and consumer loans, which generally have shorter terms to maturity and higher yields than fixed-rate one- to four-family mortgage loans, and which allows us to reinvest these funds into market-rate loans as interest rates change. Our portfolio of these types of loans increased significantly as a result of the acquisition of Town Square Financial Corporation. In addition, we have increased our origination of adjustable-rate one- to four-family residential loans and have developed a secondary market capability with the FHLB-Cincinnati so that we can sell our new fixed-rate one- to four-family mortgage loans that do not fit within our asset/liability management parameters.

·	Increasing our “core” deposit base. We are seeking to build our core deposit base, with particular focus on NOW accounts and non-interest bearing demand accounts. We believe such core deposits not only have favorable cost and interest rate change resistance, but also allow us greater opportunity to connect with our customers and offer them other financial services and products. We added two branches in connection with our acquisition of Town Square Financial Corporation and one branch in connection with our acquisition of Commonwealth, which increased our core deposit base by approximately $26.0 million and $8.9 million, respectively. We will continue to provide our high quality service and products as well as competitive pricing to attract deposits.

·	Expanding our banking relationships to a larger base of customers. We were established in 1889 and have been operating continuously since that time. As of June 30, 2015 (the latest date for which deposit market share information is available from the FDIC), our market share of deposits represented 14.38% of FDIC-insured deposits in Boyd, Greenup, Lawrence, Jessamine and Montgomery Counties in Kentucky, combined taking into account the acquisitions of Town Square Bank and Commonwealth Bank. We will seek to expand our customer base, primarily through opportunistic acquisitions and organic growth, and offer our products and services to the new base of customers by using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services.

·	Maintaining strong asset quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our primary market area. Our nonperforming assets totaled $5.8 million, or 1.4% of total assets at December 31, 2015 compared to $5.2 million, or 1.3% of total assets at December 31, 2014. Our nonperforming loans totaled $4.5 million, or 1.4% of total loans at December 31, 2015 compared to $3.4 million, or 1.1% of total loans at December 31, 2014. The slight increase in nonperforming assets and nonperforming loans is primarily due to an increase in consumer mortgage loan defaults.

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

Accounting for Business Combination: During 2015, the Company completed its acquisition of Commonwealth Bank. In the prior year, 2014, the Company completed its acquisition of Town Square Financial Corporation.  Both transactions were accounted for in accordance with the acquisition method as outlined in ASC Topic 805, Business Combinations and ASC Topic 310, Receivables. The acquisition method requires: a) identification of the entity that obtains control of the acquired; b) determination of the acquisition date; c) recognition and measurement of the identifiable assets acquired and liabilities assumed at fair value; and d) recognition and measurement of goodwill or bargain purchase gain.

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

Income Taxes: We account for income taxes under the liability method, whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax bases of assets and liabilities using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets when we expect the amount of tax benefit to be realized is less than the carrying value of the deferred tax asset.

Accounting for income taxes involves uncertainty and judgment on how to interpret and apply tax laws and regulations within our annual tax filings. Such uncertainties from time to time may result in a tax position that may be challenged and overturned by a tax authority in the future which could result in additional tax liability, interest charges and possibly penalties. We classify interest and penalties as a component of tax expense.

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

At December 31, 2015, Poage Bankshares’ assets totaled $435.1 million, an increase of $20.4 million, or 4.9% from $414.7 million at December 31, 2014. The increase was primarily attributable to the acquisition of Commonwealth.

Cash and Cash equivalents increased by $8.9 million, or 52.4% to $25.9 million at December 31, 2015 from $17.0 million at December 31, 2014, primarily due to the acquisition of Commonwealth and the sale of $19.7 million in available for sale securities.

Loans held for sale decreased $345,000, or 48.5%, from $712,000 at December 31, 2014 to $367,000 at December 31, 2015 primarily due to a decline in mortgage banking activity at year end.

Loans receivable, net, increased $12.1 million, or 4.0%, to $314.1 million at December 31, 2015 from $302.0 million at December 31, 2014. This increases were primarily due to the acquisition of Commonwealth. Non-performing loans increased by $1.1 million, or 32.4%, to $4.5 million at December 31, 2015 from $3.4 million at December 31, 2014, primarily due to the deterioration in credit quality of consumer mortgage loans and defaults.

Securities available for sale decreased by $1.3 million, or 2.0%, from $65.3 million at December 31, 2014 to $64.0 million at December 31, 2015. This decrease is due to $13.8 million in sales, calls, regular maturities and principal payments offset by purchases totaling $13.1 million.

Deposits increased $20.0 million, or 6.2%, to $343.1 million at December 31, 2015 from $323.1 million at December 31, 2014. The increase was primarily attributable to the acquisition of Commonwealth.

Federal Home Loan Bank advances decreased $2.1 million, or 12.0%, to $15.8 million at December 31, 2015 from $18.0 million at December 31, 2014. This decrease in borrowings was primarily due to $51.4 million in regular principal payments and maturities, offset by $47.0 million in advances and $2.3 million in borrowings acquired from Commonwealth.

Other borrowings decreased by $64,000 to $2.8 million at December 31, 2015 from $2.7 million at December 31, 2014 as a result of the amortization of fair value related to the subordinate debenture. The subordinated debenture of $2.7 million is shown as a liability. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.34% at December 31, 2015.

Total shareholders’ equity increased by $3.0 million, or 4.5%, to $71.2 million at December 31, 2015, from $68.2 million at December 31, 2014. The increase resulted primarily from net income of $3.2 million for the year ended December 31, 2015, the stock offering in connection with the acquisition of Commonwealth of $1.7 million, net of issuance costs, offset by the repurchase of stock totaling $2.1 million, the payment of cash dividends totaling $840,000 and the decrease in accumulated other comprehensive income of $76,000.

Comparison of Operating Results for the Years Ended December 31, 2015 and December 31, 2014

General. Net income increased $1.3 million, or 72.1%, to $3.2 million for the year ended December 31, 2015 from net income of $1.8 million for the year ended December 31, 2014. The increase reflected an increase in net interest income of $1.5 million, or 9.5%, to $16.9 million for the year ended December 31, 2015 from $15.4 million for the year ended December 31, 2014, and increase in non-interest income of $895,000, or 29.7%, to $3.9 million for the year ended December 31, 2015 from $3.0 million for the year ended December 31, 2014, offset by an increase in non-interest expense of $663,000, or 4.3%, to $16.1 million for the year ended December 31, 2015 from $15.5 million for the year ended December 31, 2014.

Interest and Dividend Income. Interest income increased $1.5 million, or 8.6%, to $19.1 million for the year ended December 31, 2015 from $17.6 million for the year ended December 31, 2014.

Interest income on loans increased $1.9 million, or 12.0%, to $17.5 million for the year ended December 31, 2015 from $15.6 million for the year ended December 31, 2014. The average yields on loans decreased to 5.64% for the year ended December 31, 2015, compared to 5.68% for the year ended December 31, 2014, although the average balance of loans increased to $311.0 million for the year ended December 31, 2015 from $275.6 million for the year ended December 31, 2014. The decrease in yield is due to loans with higher yields maturing in 2015 and being replaced with lower yielding loans. The increase in the average balance for 2015 is primarily due to the acquisition of Town Square Financial in March of 2014 and partially due to the acquisition of Commonwealth in May 2015. The information for year ended December 31, 2015 reflects the accretive benefit, approximately $1.6 million, of both transactions, but the information for year-ended December 31, 2014 only partially reflects the benefits, approximately $1.1 million, from the acquisition of Town Square Financial.

Interest income on investment securities decreased $385,000, or 21.2%, to $1.4 million for the year ended December 31, 2015 from $1.8 million for the year ended December 31, 2014, reflecting a decrease in the average balance of such securities to $66.7 million at December 31, 2015 from $77.1 million at December 31, 2014 and a decrease in the average yield to 2.14% for the year ended December 31, 2015, from 2.36% for the year ended December 31, 2014. This decrease in yield is due to calls and maturity of higher yielding investment securities.

Interest Expense. Interest expense increased $46,000, or 2.1%, to $2.2 million for the year ended December 31, 2015 from $2.2 million for the year ended December 31, 2014. The increase reflected an increase in the average balance on interest bearing deposits to $286.4 million at December 31, 2015 from $264.6 million at December 31, 2014, offset by a decrease in the average rate paid on such deposits to 0.63% for the year ended December 31, 2015 from 0.65% for the year ended December 31, 2014. Interest expense on interest bearing deposits increased $107,000, or 6.3%, to $1.8 million for the year ended December 31, 2015 from $1.7 million for the year ended December 31, 2014. Interest expense on FHLB-Cincinnati advances and subordinated debenture decreased $61,000, or 13.4% to $394,000 for the year ended December 31, 2015 from $455,000 for the year ended December 31, 2014. This decrease was due to a decrease of $10.7 million in the average balance of these borrowings offset by a 66 basis point increase to 2.28% from 1.62% in the average rate paid on these borrowings.

Interest expense on money market deposits, savings, NOW and demand deposits increased $23,000, or 11.3%, to $226,000 for the year ended December 31, 2015 from $203,000 for the year ended December 31, 2014. The increase reflected an increase in the average balance of these deposits to $126.6 million at December 31, 2015 from $108.2 million at December 31, 2014. The average rate paid on these deposits decreased 1 basis point to 0.18% for the year ended December 31, 2015 from 0.19% for the year ended December 31, 2014. Interest expense on certificates of deposit increased $84,000, or 5.6%, to $1.6 million for the year ended December 31, 2015 from $1.5 million for the year ended December 31, 2014. This increase reflected an increase in the average balance of such certificates to $159.8 million from $156.4 million and an increase in the average rate paid on certificates of deposits to 0.99% for the year ended December 31, 2015 from 0.96% for the year ended December 31, 2014.

Net Interest Income. Net interest income increased $1.5 million, or 9.5%, to $16.9 million for the year ended December 31, 2015 from $15.4 million for the year ended December 31, 2014. The interest rate spread increased to 4.07% from 4.01%, along with an increase in the ratio of the average interest earning assets to average interest bearing liabilities to 131.09% from 126.65%. Net interest margin increased to 4.24% from 4.16%. The increase in interest rate spread and net interest margin was largely due to the acquisition of Town Square Financial and partially due to the acquisition of Commonwealth.

Provision for Loan Losses. Provision for loan losses increased $10,000, or 2.0%, to $514,000 for the year ended December 31, 2015 from $504,000 for the year ended December 31, 2014. The provisions for each period were based on management’s quarterly calculations and evaluation of trends in the portfolio to insure the allowance is adequate.

Noninterest Income. Noninterest income increased $895,000, or 29.7%, to $3.9 million for the year ended December 31, 2015 from $3.0 million for the year ended December 31, 2014. The increase in noninterest income was primarily attributable to the bargain purchase gain of $955,000 on the acquisition of Commonwealth on May 31, 2015, an increase in service charges on deposits of $264,000, or 15.4%, to $2.0 million for the year ended December 31, 2015 from $1.7 million for the year ended December 31, 2014, and an increase in gains on mortgage banking activity of $121,000, or 21.5%, to $685,000 for the year ended December 31, 2015 from $564,000 for the year ended December 31, 2014, offset by a decrease in net gains on sales of securities of $218,000, or 94.0%, to $14,000 for the year ended December 31, 2015, from $232,000 for the year ended December 31, 2014 and a decrease in income from death benefit to $0 for the year ended December 31, 2015 from $243,000 from the year ended December 31, 2014.

Noninterest Expense. Noninterest expense increased $663,000, or 4.3%, to $16.1 million for the year ended December 31, 2015 from $15.5 million for the year ended December 31, 2014. This increase was due largely to an increase in salaries and employee benefits of $298,000, an increase in data processing expense of $343,000, an increase in foreclosed assets of $203,000 and an increase in occupancy expense of $111,000, offset by a decrease in early termination fee and conversions costs of $297,000 attributable to the acquisition of Commonwealth.

Income Tax Expense. The provision for income taxes increased $359,000, or 58.7%, to $971,000 for the year ended December 31, 2015 from $612,000 for the year ended December 31, 2014. The increase in the effective tax rate is due to an increase in pre-tax income, with non-taxable income comprising a smaller portion of the total. Our effective tax rate for the year ended December 31, 2015 was 30.4%, excluding the Bargain purchase gain on the Commonwealth acquisition compared to 24.9% for the year ended December 31, 2014.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	For the Years Ended December 31,
	2015			2014
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$310,964	$17,523	5.64%	$275,609	$15,645	5.68%
Investment securities	66,725	1,431	2.14%	77,101	1,816	2.36%
FHLB stock	2,895	115	3.97%	2,533	102	4.03%
Other interest-earning assets	17,530	37	0.21%	15,344	29	0.19%
Total interest-earning assets	398,114	19,106	4.80%	370,587	17,592	4.75%

Noninterest-earning assets	27,655			22,662
Total assets	425,769			393,249

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	126,588	226	0.18%	108,200	203	0.19%
Certificates of deposit	159,814	1,590	0.99%	156,387	1,506	0.96%
Total interest bearing deposits	286,402	1,816	0.63%	264,587	1,709	0.65%

FHLB advances	14,572	240	1.65%	25,922	339	1.31%
Subordinated Debenture	2,728	154	5.65%	2,089	116	5.55%
Total borrowings	17,300	394	2.28%	28,011	455	1.62%

Total interest bearing liabilities	303,702	2,210	0.73%	292,598	2,164	0.74%

Non-interest bearing liabilities:
Non-interest bearing deposits	48,206			33,089
Accrued interest payable	197			281
Other liabilities	3,942			2,290
Total non-interest bearing liabilities	52,345			35,660
Total liabilities	356,047			328,258

Total equity	69,722			64,991
Total liabilities and equity	425,769			393,249

Net interest income		16,896			15,428
Interest rate spread			4.07%			4.01%
Net interest margin			4.24%			4.16%
Average interest-earning assets to average interest bearing liabilities			131.09%			126.65%

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

Year Ended December 31,
2015 Compared to 2014	Volume	Rate	Net
	(In thousands)

Interest income:
Loans receivable	$1,993	$(115)	$1,878
Investment securities	(231)	(154)	(385)
Other interest-earning assets	18	3	21
Total	1,780	(266)	1,514

Interest expense:
Now, Savings, Money Market, and other	33	(10)	23
Certificates	33	51	84
FHLB advances and other borrowings	(137)	76	(61)
Total	(71)	117	46
Increase (decrease) in net interest income	$1,851	$(383)	$1,468

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

Among the techniques we are currently using to manage interest rate risk are: (i) continuing the origination of adjustable-rate one- to four-family residential loans, subject to demand for such loans in a lower interest rate environment, while endeavoring to sell a large portion of the fixed rate; (ii) increasing our origination of commercial and multifamily residential real estate, commercial business and motor vehicle and other consumer loans as they generally reprice more quickly than residential mortgage loans that we originate to the FHLB-Cincinnati; (iii) maintaining a strong capital position, which provides for a favorable level of interest-earning assets relative to interest-bearing liabilities; and (iv) emphasizing less interest rate sensitive and lower-costing “core deposits.” We also maintain a portfolio of short-term or adjustable-rate assets and from time to time have used fixed-rate FHLB-Cincinnati advances and brokered deposits to extend the term to repricing of our liabilities.

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

Set forth below is an analysis of the changes to the economic value of our equity (“EVE”) that would occur December 31, 2015 in the event of designated changes in the United States treasury yield curve. At December 31, 2015, the economic value of our equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

	Economic Value of Equity			EVE as %
	(Dollars in thousands)			of EV of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
+400bp	77,063	(25,750)	(25.05)%	19.64%	(359	)bp
+300bp	83,166	(19,647)	(19.11)%	20.60%	(263	)bp
+200bp	90,111	(12,702)	(12.35)%	21.64%	(159	)bp
+100bp	96,874	(5,939)	(5.78)%	22.55%	(68	)bp
0bp	102,813	-	-	23.23%	-	bp
-100bp	106,393	3,580	3.48%	23.39%	16	bp
-200bp	107,528	4,715	4.59%	23.07%	(16	)bp
-300bp	109,987	7,174	6.98%	23.06%	(17	)bp
-400bp	118,984	16,171	15.73%	24.30%	107	bp

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

Liquidity and Capital Resources

Our primary sources of funds are deposits and the proceeds from principal and interest payments on loans and investment securities. We also utilize Federal Home Loan Bank advances. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Poage Bankshares generally manages the pricing of its deposits to be competitive within its market and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB-Cincinnati. At December 31, 2015, we had $15.8 million in advances from the FHLB-Cincinnati and an additional borrowing capacity of $92.2 million.

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

Poage Bankshares is a separate legal entity from Town Square and must provide for its own liquidity to pay dividends to shareholders, repurchase its stock and to fund other corporate activities. Poage Bankshares’ primary source of liquidity is dividend payments it receives from Town Square. At December 31, 2015, Poage Bankshares (on an unconsolidated basis) had liquid assets totaling $2.4 million.

Town Square’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Town Square to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), Tier 1 capital to adjusted total assets (as defined), tangible capital to adjusted total assets (as defined), and common equity Tier 1 capital to risk weighted assets (as defined).

As of December 31, 2015, based on the most recent notification from the OCC, Town Square was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed Town Square’s prompt corrective action category.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Poage Bankshares, Inc.

Ashland, Kentucky

We have audited the accompanying consolidated balance sheets of Poage Bankshares, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Louisville, Kentucky
March 30, 2016

POAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(Dollar amounts in thousands except per share data)

	December 31,
	2015	2014
ASSETS
Cash and due from financial institutions	$23,876	$16,967
Interest-bearing deposits in other financial institutions	1,992	-
Securities available for sale	63,975	65,262
Loans held for sale	367	712
Loans, net of allowance of $1,858 and $1,911	314,143	302,012
Restricted stock, at cost	3,276	2,921
Other real estate owned, net	1,306	1,858
Premises and equipment, net	11,514	9,257
Company owned life insurance	6,941	6,760
Accrued interest receivable	1,340	1,347
Goodwill	1,277	1,082
Other intangible assets, net	1,353	1,470
Deferred tax asset	1,617	2,341
Other assets	2,111	2,713
Total Assets	$435,088	$414,702

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$49,222	$49,646
Interest bearing	293,908	273,492
Total deposits	343,130	323,138
Federal Home Loan Bank advances	15,803	17,952
Subordinated debenture	2,761	2,697
Accrued interest payable	38	47
Other liabilities	2,115	2,717
Total liabilities	363,847	346,551

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,892,282 and 3,876,455 issued and outstanding at December 31, 2015 and 2014 respectively	39	39
Additional paid-in-capital	38,673	37,978
Retained earnings	34,270	31,933
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,125)	(2,259)
Accumulated other comprehensive income	384	460
Total shareholders' equity	71,241	68,151
Total liabilities and shareholders' equity	$435,088	$414,702

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2015 and 2014

(Dollar amounts in thousands except per share data)

	Year ended	Year ended
	December 31,	December 31,
	2015	2014
Interest and dividend income
Loans, including fees	$17,523	$15,645
Taxable securities	1,012	1,316
Tax-exempt securities	419	500
Federal funds sold and other	152	131
	19,106	17,592
Interest expense
Deposits	1,816	1,709
Federal Home Loan Bank advances and other	394	455
	2,210	2,164
Net interest income	16,896	15,428

Provision for loan losses	514	504
Net interest income after provision for loan losses	16,382	14,924

Non-interest income
Service charges on deposits	1,974	1,710
Other service charges	47	33
Gains on mortgage banking activity	685	564
Net gains on sales of securities	14	232
Income from company owned life insurance	181	213
Income from death benefit	-	243
Bargain purchase gain	955	-
Other	56	22
	3,912	3,017
Non-interest expense
Salaries and employee benefits	7,272	6,974
Occupancy and equipment	1,791	1,680
Data processing	2,285	1,942
Federal deposit insurance	253	223
Loan processing and collection	312	291
Foreclosed assets, net	335	132
Advertising	185	215
Professional Fees	859	932
Other taxes	500	247
Director fee and expense	230	223
Amortization of intangible assets	343	264
Early contract termination	575	872
Other	1,206	1,488
	16,146	15,483
Income (loss) before income taxes	4,148	2,458
Income tax expense	971	612
Net income (loss)	$3,177	$1,846
Earnings (loss) per share:
Basic	$0.87	$0.52
Diluted	0.87	0.52

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2015 and 2014

(Dollar amounts in thousands except per share data)

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Net income	$3,177	$1,846

Other comprehensive income:
Unrealized holding gains (losses) on available for sale securities	(101)	2,218
Reclassification adjustments for (gains) losses recognized in income	(14)	(232)
Net unrealized holding gains (losses) on available for sale securities	(115)	1,986
Tax effect	39	(675)
Other comprehensive income (loss)	(76)	1,311

Comprehensive income	$3,101	$3,157

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2015 and 2014

(Dollar amounts in thousands except per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balances, January 1, 2014	$34	$30,080	$30,789	$(2,394)	$(851)	$57,658
Net income	-	-	1,846	-	-	1,846
Issuance of 557,621 common shares, net of issuance costs	6	7,618	-	-	-	7,624
Stock repurchasing	(1)	(409)	-	-	-	(410)
Dividends paid ($.20/share)	-	-	(702)	-	-	(702)
ESOP compensation earned	-	60	-	135	-	195
Stock based compensation expense	-	629	-	-	-	629
Change in other comprehensive income	-	-	-	-	1,311	1,311
Balances, December 31, 2014	$39	$37,978	$31,933	$(2,259)	$460	$68,151
Net income	-	-	3,177	-	-	3,177
Issuance of 168,279 common shares, net of issuance costs	2	1,673	-	-	-	1,675
Stock consideration paid in acquisition	-	492				492
Stock repurchasing, 136,966 shares repurchased	(2)	(2,119)	-	-	-	(2,121)
Dividends paid ($.23/share)	-	-	(840)	-	-	(840)
ESOP compensation earned	-	76	-	134	-	210
Stock based compensation expense, net of 13,486 forfeited shares	-	573	-	-	-	573
Change in other comprehensive income (loss)	-	-	-	-	(76)	(76)
Balances, December 31, 2015	$39	$38,673	$34,270	$(2,125)	$384	$71,241

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2015 and 2014

(Dollar amounts in thousands except per share data)

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

CASH FLOW FORM OPERATING ACTIVITIES:
Net income	$3,177	$1,846
Adjustments to reconcile net income to net cash from operating activities:
Bargain purchase gain	(955)	-
Depreciation	856	569
Provision for loan losses	514	504
ESOP compensation expense	210	195
Stock based compensation expense	573	629
Gains on sales of securities	(14)	(232)
Loss on disposal of assets	-	18
Loss on sale of other real estate owned	166	75
Gains on sales of repossessed assets	(1)	-
Amortization of core deposit intangible	343	264
Accretion of fair value adjustments related to loans	(1,579)	(1,103)
Accretion of fair value adjustments related to deposits	(71)	(49)
Amortization of fair value related to subordinated debenture	64	48
Net amortization on securities	495	677
Deferred income tax expense	854	296
Net gain on mortgage banking activities	(685)	(564)
Origination of loans held for sale	(7,486)	(7,940)
Proceeds from loans held for sale	8,516	8,099
Increase in cash value of life insurance	(181)	(213)
Income from death benefit	-	(243)
Change in asset and liabilities, net of assets and liabilities acquired:
Accrued interest receivable	64	259
Other assets	621	(862)
Accrued interest payable	(31)	(16)
Other liabilities	(817)	252
Net cash from operating activities	4,633	2,509

CASH FLOW FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits with other institutions	(1,992)	-
Securities available for sale:
Proceeds from sales	4,052	19,721
Proceeds from calls	2,010	15,030
Proceeds from maturities	1,010	385
Purchases	(13,087)	(3,936)
Principal payments received	6,706	5,832
Purchase of restricted stock	(56)	-
Cash received for acquisition, net of cash acquired (See Note 19)	2,355	1,445
Loan originations and principal payments on loans, net	2,442	(7,740)
Proceeds from death benefit	-	632
Proceeds from the sale of other real estate owned	899	128
Proceeds from the sale of repossessed assets	52	-
Purchase of properties and equipment	(1,024)	(2,090)
Net cash from (used in) investing activities	3,367	29,407

CASH FLOW FROM FINANCING ACTIVITIES
Net change in deposits	4,660	(3,303)
Proceeds from Federal Home Loan Bank borrowings	48,000	65,000
Payments on Federal Home Loan Bank borrowings	(52,465)	(82,006)
Cash dividend paid	(840)	(702)
Proceeds from issuance of common stock, net of costs	1,675	-
Stock issuance costs paid	-	(212)
Stock repurchases	(2,121)	(410)
Net cash used in financing activities	(1,091)	(21,633)

CHANGE IN CASH AND CASH EQUIVALENTS	6,909	10,283

Cash and cash equivalents at beginning of year	16,967	6,684

CASH AND CASH EQUIVALENTS AT END OF YEAR	$23,876	$16,967

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$2,212	$2,180
Income taxes	500	200
Stock issued for consideration paid in acquisition (See Note 19)	$492	$7,836
Real estate acquired in settlement of loans	$1,768	$930
Real estate transferred to premises and equipment	$756	$0
Real estate transferred from premises and equipment	$0	$756

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Poage Bankshares, Inc. (the “Company” or “Poage Bankshares”) and the Company’s wholly owned subsidiary, Town Square Bank (the “Bank”) (which was formerly operated under the name “Home Federal Savings and Loan Association”). The Company’s principal business is the business of the Bank. Inter-company transactions and balances are eliminated in consolidation.

The Bank is a federally chartered savings association. The Bank currently serves the financial needs of communities in its market area through its main office located in Ashland, Kentucky and its branch offices located in Flatwoods, South Shore, Louisa, Cannonsburg, Catlettsburg, Nicholasville, Greenup and Mt. Sterling, Kentucky. The Bank also has a loan production office in the Cincinnati, Ohio area. The Bank’s business involves attracting deposits from the general public and using such deposits, together with other funds, to originate one-to-four family residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial and industrial loans and consumer loans primarily in its market area which includes the Kentucky counties of Boyd, Greenup, Jessamine, Lawrence, Montgomery and Campbell and the Ohio counties of Scioto, Lawrence, Hamilton, Butler, Warren and Clermont.

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

On September 12, 2011, the Conversion was completed. A new holding company, Poage Bankshares, Inc., was established as part of the Conversion. The public offering was consummated through the sale and issuance by the Company of 3,372,375 shares of common stock at $10 per share. Net proceeds of $32.0 million were raised in the stock offering, after deduction of conversion costs of $1.7 million and excluding $2.7 million which was loaned by the Company to a trust for the Employee Stock Ownership Plan (the ESOP), enabling it to finance the purchase of 269,790 shares of common stock in the offering.

Voting rights are held and exercised exclusively by the stockholders of the new holding company. Deposit account holders continue to be insured by the FDIC.

A liquidation account was established in the amount of $29.0 million which represented the Association’s retained earnings as of the latest statement of financial condition contained in the final prospectus utilized in connection with the Conversion. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts at the Association after the Conversion. The liquidation account is reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Company may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount or regulatory capital requirements. Any repurchases of the Company’s common stock will be conducted in accordance with applicable laws and regulations.

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

Interest Bearing Deposits in Other Financial Institutions: Interest bearing deposits in other financial institutions mature within five year and are carried at cost.

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the contractual life of the loan using the level-yield method without anticipating prepayments.

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

Concentration of Credit Risk: The majority of the Company’s business activity is with customers located within a 50 mile radius of its home office. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the immediate area.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. If a loan is categorized as loss under the regulatory definitions of loan classifications, the loan is immediately charged off. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which are inherent in the loan portfolio at December 31, 2015 and 2014.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified at the borrower’s request, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential mortgage loans for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

TDRs are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of the allowance on that loan in accordance with the accounting policy for the allowance for loan losses on loans individually identified as impaired.

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

Real estate loans: Loans secured by real estate represent the lowest risk of loans for the Company. The majority of loans in this segment are loans secured by the borrower’s principal residence; however, there are also loans secured by apartment buildings, non-owner occupied property, commercial real estate, or construction and land development projects. They include fixed and floating rate loans as well as loans for commercial purposes or consumer purposes. Borrowers with loans in this category, whether for commercial or consumer purposes, tend to make their payments timely as they do not want to risk foreclosure and loss of the real estate.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No valuation allowance was required at December 31, 2015 or 2014. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income which is reported on the income statement as other income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Restricted Stock: The Bank is a member of the Federal Home Loan Bank (FHLB) system and Bankers’ Bank of Kentucky (BBK). Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and BBK stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees over the required service period, generally defined as the vesting period. The fair value of restricted stock awards is estimated by using the market price of the Company’s common stock at the date of grant, a Black-Scholes model is used to estimate the fair value of stock options. Awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no such expenses recognized in the years ended December 31, 2015 and 2014.

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions. The Bank participates in the Pentegra Defined Benefit Pension Plan for Financial Institutions. This plan covers eligible employees who were employed by the Bank prior to January 1, 2007. Employees hired subsequent to that date are not eligible to participate. The employees hired prior to January 1, 2007 continue to earn benefits under the plan. It is the policy of the Company to fund the amount that is determined by annual actuarial valuations.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. The Bank is required to maintain reserve funds in cash or on deposit with a designated depository financial institution. The required reserve at December 31, 2015 and 2014 was $862,000 and $623,000, respectively.

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

Employee Stock Ownership Plan (“ESOP”): The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

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

These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of this new accounting standard on the consolidated financial statements.

Adoptions of New Accounting Standards: In January 2014, the FASB amended existing guidance to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required.

These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In September 2015, FASB amended existing guidance related to simplify the accounting for measurement-period adjustments. The amendments require the acquirer recognize adjustments to estimated amounts that are identified during measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date.

The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date.

These amendments are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have been issued.

The adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of securities available for sale at December 31, 2015 and 2014, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
States and political subdivisions	$17,398	$567	$(5)	$17,960
U.S. Government agencies and sponsored entities	9,750	-	(112)	9,638
Government sponsored entities residential mortgage-backed:
FHLMC	11,499	156	(11)	11,644
FNMA	11,657	91	(21)	11,727
Collateralized mortgage obligations	7,720	-	(86)	7,634
SBA loan Pools	5,370	17	(15)	5,372
Total securities	$63,394	$831	$(250)	$63,975

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
States and political subdivisions	$17,121	$633	$(8)	$17,746
U.S. Government agencies and sponsored entities	14,247	6	(267)	13,986
Government sponsored entities residential mortgage-backed:
FHLMC	14,346	251	(7)	14,590
FNMA	14,207	177	(9)	14,375
Collateralized mortgage obligations	4,644	-	(79)	4,565
SBA loan pools	-	-	-	-
Total securities	$64,565	$1,067	$(370)	$65,262

(Continued)

The proceeds from sales of securities and the associated gross gains and losses are listed below (in thousands):

	December 31,
	2015	2014
Proceeds	$3,058	$19,721
Gross gains	20	389
Gross losses	(6)	(157)

The provision for income taxes related to net realized gains and losses was $5,000 and $79,000 for the years ended December 31, 2015 and 2014, respectively, based on an income tax rate of 34%.

The amortized cost and fair value of the securities portfolio at December 31, 2015 are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31,
	2015
	Amortized	Fair
	Cost	Value
	(in thousands)
Within one year	$-	$-
One to five years	16,802	16,816
Five to ten years	7,840	8,210
Beyond ten years	2,506	2,573
Mortgage-backed securities, collateralized mortgage obligations and SBA loan pools	36,246	36,376
Total	$63,394	$63,975

Securities pledged at December 31, 2015 and 2014 had a carrying amount of $34.0 million and $10.8 million, respectively, and were pledged to secure public deposits and repurchase agreements.

At December 31, 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized losses at December 31, 2015 and 2014, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In thousands)

December 31, 2015
States and political subdivisions	$1,357	$(5)	$-	$-	$1,357	$(5)
U.S. Government agencies and sponsored entities	4,212	(39)	5,426	(73)	9,638	(112)
Government sponsored entities residential mortgage backed:
FHLMC	1,429	(11)	-	-	1,429	(11)
FNMA	2,529	(21)	-	-	2,529	(21)
Collateralized mortgage obligations	5,387	(35)	2,247	(51)	7,634	(86)
SBA loan pools	1,845	(15)	-	-	1,845	(15)
Total available-for-sale securities	$16,759	$(126)	$7,673	$(124)	$24,432	$(250)

December 31, 2014
States and political subdivisions	$1,072	$(8)	$-	$-	$1,072	$(8)
U.S. Government agencies and sponsored entities	-	-	12,482	(267)	12,482	(267)
Government sponsored entities residential mortgage backed:
FHLMC	-	-	1,131	(7)	1,131	(7)
FNMA	2,063	(3)	946	(6)	3,009	(9)
Collateralized mortgage obligations	1,652	(13)	2,913	(66)	4,565	(79)
SBA loan pools	-	-	-	-	-	-
Total available-for-sale securities	$4,787	$(24)	$17,472	$(346)	$22,259	$(370)

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

As of December 31, 2015, the Company’s security portfolio consisted of 87 securities, 23 of which were in an unrealized loss position.

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

NOTE 3 - LOANS

Loans at December 31, 2015 and 2014 were as follows (in thousands):

	December 31,	December 31,
	2015	2014
Real estate:
One to four family	$184,613	$179,480
Multi-family	4,521	5,916
Commercial real estate	62,726	62,979
Construction and land	6,282	5,142
	258,142	253,517

Commercial and industrial	31,841	25,523

Consumer
Home equity loans and lines of credit	8,287	7,973
Motor vehicle	10,735	10,337
Other	7,347	6,774
	26,369	25,084

Total	316,352	304,124
Less:
Net deferred loan fees	351	201
Allowance for loan losses	1,858	1,911
Net loans	$314,143	$302,012

The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment based on impairment method as of December 31, 2015 and 2014. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

December 31, 2015
	Allowance for Loan Losses				Loan Balances
		Purchased	Collectively			Purchased	Collectively
	Individually	Credit-	Evaluated		Individually	Credit-	Evaluated
	Evaluated for	Impaired	for		Evaluated for	Impaired	for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$2	$-	$1,674	$1,676	$1,497	$2,624	$254,021	$258,142
Commercial and industrial	-	-	77	77	449	-	$31,392	31,841
Consumer	13	-	92	105	23	16	$26,330	26,369
Unallocated	-	-	-	-	-	-	-	-

Total	$15	$-	$1,843	$1,858	$1,969	$2,640	$311,743	$316,352

December 31, 2014
	Allowance for Loan Losses				Loan Balances
		Purchased	Collectively			Purchased	Collectively
	Individually	Credit-	Evaluated		Individually	Credit-	Evaluated
	Evaluated for	Impaired	for		Evaluated for	Impaired	for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$-	$-	$1,806	$1,806	$324	$3,633	$249,560	$253,517
Commercial and industrial	-	-	43	43	19	439	25,065	25,523
Consumer	-	-	62	62	-	10	25,074	25,084
Unallocated	-	-	-	-	-	-	-	-

Total	$-	$-	$1,911	$1,911	$343	$4,082	$299,699	$304,124

 There were $2.2 million and $4.1 million of purchased credit impaired loans at December 31, 2015 and 2014, respectively, which were acquired in a business combination completed March 18, 2014. There were $424,000 of purchased credit impaired loans at December 31, 2015 which were acquired in a business combination completed May 31, 2015.

The following table presents information related to impaired loans by class of loans as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015			December 31, 2014
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Real Estate:
One to four family	$1,416	$1,100	$-	$125	$125	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	183	183	-	199	199	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	582	449	-	19	19	-
Consumer:
Home Equity and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$2,181	$1,732	$-	$343	$343	$-

With an allowance recorded:
Real Estate:
One to four family	$-	$-	$-	$-	$-	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	214	214	2	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer:
Home Equity and lines of credit	23	23	13	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$237	$237	$15	$-	$-	$-

Total	$2,418	$1,969	$15	$343	$343	$-

For purposes of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the twelve months ended December 31, 2015 and 2014 (in thousands). Impaired loans averaged $228,000 for the years ended December 31, 2015 and $152,000 for the years ended December 31, 2014.

	Average	Interest	Cash Basis
Year Ended	Recorded	Income	Interest
December 31, 2015	Investment	Recognized	Recognized
Real Estate:
One to four family	$992	$4	$4
Multi-family	-	-	-
Commercial real estate	602	-	-
Construction and land	-	-	-
Commercial and industrial	358	4	4
Consumer:
Home Equity and lines of credit	11	-	-
Motor vehicle	-	-	-
Other	-	-	-
Subtotal	$1,963	$8	$8

	Average	Interest	Cash Basis
Year Ended	Recorded	Income	Interest
December 31, 2014	Investment	Recognized	Recognized
Real Estate:
One to four family	$10	$-	$-
Multi-family	-	-	-
Commercial real estate	149	-	-
Construction and land	-	-	-
Commercial and industrial	14	-	-
Consumer:
Home Equity and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Subtotal	$173	$-	$-

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods indicated was as follows (in thousands):

Year Ended		Commercial
December 31, 2015	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,806	$43	$62	$-	$1,911
Provision for loan losses	221	96	197	-	514
Loans charged-off	(505)	(116)	(241)	-	(862)
Recoveries	154	54	87	-	295

Total ending allowance balance	$1,676	$77	$105	$-	$1,858

Year Ended		Commercial
December 31, 2014	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,818	$8	$52	$30	$1,908
Provision for loan losses	433	30	71	(30)	504
Loans charged-off	(511)	(8)	(74)	-	(593)
Recoveries	66	13	13	-	92

Total ending allowance balance	$1,806	$43	$62	$-	$1,911

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015		December 31, 2014
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real Estate:
One to four family	$2,967	$-	$2,223	$-
Multi-family	-	-	-	-
Commercial real estate	773	-	578	-
Construction and land	259	-	103	-
Commercial and industrial	449	-	396	-
Consumer:
Home equity loans and lines of credit	23	-	1	-
Motor vehicle	-	-	21	-
Other	31	-	31	-

Total	$4,502	$-	$3,353	$-

The following table presents the aging of the recorded investment in past due loans as of December 31, 2015 and 2014 by class of loans. Non-accrual loans of $4.5 million and $3.4 million as of December 31, 2015 and 2014 respectively, are included in the tables below and have been categorized based on their payment status (in thousands):

					Purchased
	30-59	60-89	Greater than		Credit-
	Days	Days	89 Days	Total	Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2015
Real Estate:
One to four family	$1,152	$35	$1,226	$2,413	$1,305	$180,895	$184,613
Multi-family	-	-	-	-	-	4,521	4,521
Commercial real estate	44	-	214	258	1,061	61,407	62,726
Construction and land	-	-	-	-	258	6,024	6,282
Commercial and industrial	3	19	362	384	-	31,457	31,841
Consumer:				-			-
Home Equity loans and lines of credit	-	-	23	23	-	8,264	8,287
Motor vehicle	21	1	-	22	4	10,709	10,735
Other	25	2	1	28	12	7,307	7,347

Total	$1,245	$57	$1,826	$3,128	$2,640	$310,584	$316,352

					Purchased
	30-59	60-89	Greater than		Credit-
	Days	Days	89 Days	Total	Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2014
Real Estate:
One to four family	$2,028	$488	$1,259	$3,775	$1,262	$174,443	$179,480
Multi-family	-	-	-	-	-	5,916	5,916
Commercial real estate	1,102	124	38	1,264	2,031	59,684	62,979
Construction and land	-	-	103	103	340	4,699	5,142
Commercial and industrial	245	46	257	548	439	24,536	25,523
Consumer:				-			-
Home Equity loans and lines of credit	86	23	-	109	7	7,857	7,973
Motor vehicle	102	4	20	126	-	10,211	10,337
Other	33	20	16	69	3	6,702	6,774

Total	$3,596	$705	$1,693	$5,994	$4,082	$294,048	$304,124

Troubled Debt Restructurings:

As of December 31, 2015, the Company has a recorded investment in three TDRs which totaled $307,000. There were $218,000 at December 31, 2014. A less than market rate and extended term was granted as concessions for both TDRs. No additional charge-off or provision has been made for the loan relationships. No additional commitments to lend have been made to the borrower.

	TDR's on Non-
December 31, 2015	accrual status	Other TDR's	Total TDR's
(in thousands)
Real Estate:
One to four family	$-	$105	$105
Multi-family	-	-	-
Commercial real estate	183	-	183
Construction and land	-	-	-
Commercial and industrial	19	-	19
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-

Total	$202	$105	$307

TDR's on Non-
December 31, 2014	accrual status	Other TDR's	Total TDR's
(in thousands)
Real Estate:
One to four family	$-	$-	$-
Multi-family	-	-	-
Commercial real estate	199	-	199
Construction and land	-	-	-
Commercial and industrial	19	-	19
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-

Total	$218	$-	$218

The following table presents loans by class modified as troubled debt restructuring that occurred during the years ending December 31, 2015 and 2014.

	Year Ended December 31, 2015			Year Ended December 31, 2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real Estate:
One to four family	1	$105	$105	-	$-	$-
Multi-family	-	-	-		-	-
Commercial real estate	-	-	-	1	199	199
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	1	19	19
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total	1	$105	$105	2	$218	$218

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

Loss. Loans classified as loss are considered uncollectable and of such little value that continuing to carry them as an asset is not feasible.  Loans will be classified as a loss when it is not practical or desirable to defer writing off or reserving all or a portion of a basically worthless asset, even though partial recovery may be possible at some time in the future.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

(Continued)

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total
One to four family	$176,824	$2,716	$5,073	$-	$184,613
Multi-family	4,521	-	-	-	4,521
Commercial real estate	60,544	107	2,075	-	62,726
Construction and land	6,023	-	259	-	6,282
Commercial and industrial	30,551	5	1,285	-	31,841
Home equity loans and lines of credit	8,262	-	25	-	8,287
Motor vehicle	10,703	-	32	-	10,735
Other	7,306	8	33	-	7,347

Total	$304,734	$2,836	$8,782	$-	$316,352

		Special
December 31, 2014	Pass	Mention	Substandard	Doubtful	Total
One to four family	$171,324	$3,794	$4,362	$-	$179,480
Multi-family	5,916	-	-	-	5,916
Commercial real estate	60,250	54	2,675	-	62,979
Construction and land	4,402	52	688	-	5,142
Commercial and industrial	22,162	2,332	1,029	-	25,523
Home equity loans and lines of credit	7,935	30	8	-	7,973
Motor vehicle	10,299	22	16	-	10,337
Other	6,740	-	34	-	6,774

Total	$289,028	$6,284	$8,812	$-	$304,124

There were $2.3 million and $3.0 million PCI loans included in substandard disclosure above at December 31, 2015 and 2014, respectively.

The Company holds purchased loans without evidence of credit quality deterioration and purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, that all contractually required payments would not be collected. A summary of non-impaired purchased loans and credit-impaired purchased loans with the carrying amount of those loans is as follows at December 31, 2015 (in thousands):

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of December 31, 2015	Loans	Loans
Real Estate:
One to four family	37,557	1,305
Multi-family	2,376	-
Commercial real estate	25,946	1,061
Construction and land	1,058	258
Commercial and industrial	7,122	-
Consumer:
Home equity loans and lines of credit	1,660	-
Motor vehicle	605	4
Other	1,107	12

Total	$77,431	$2,640

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses for the year ended December 31, 2015.

The following table presents the composition of the acquired loans at December 31, 2015 (in thousands):

	Contractual	Remaining	Carrying
As of December 31, 2015	Amount	Discount	Amount
Real Estate:
One to four family	39,682	(820)	38,862
Multi-family	2,407	(31)	2,376
Commercial real estate	27,636	(629)	27,007
Construction and land	1,333	(17)	1,316
Commercial and industrial	7,243	(121)	7,122
Consumer:
Home equity loans and lines of credit	1,681	(21)	1,660
Motor vehicle	617	(8)	609
Other	1,139	(20)	1,119

Total	$81,738	$(1,667)	$80,071

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of December 31, 2015. Loans purchased during the year ended December 31, 2015 of $499,000 are included in the contractually – required principal interest payments with a fair value of $424,000 (in thousands):

Contractually-required principal and interest payments	$3,281
Non-Accretable difference	(349)
Accretable yield	(292)
Carrying Amount	$2,640

The Company adjust interest income to recognize $861,000 and $285,000 of accretable yield on credit-impaired purchased loans for the year ended December 31, 2015 and 2014, respectively.

The company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans is as follows at December 31, 2015 and 2014 (in thousands):

December 31,	2015	2014
Real Estate:
One to four family	$1,305	$1,262
Multi-family	-	-
Commercial Real Estate	1,061	2,031
Construction and land	258	340
Commercial and Industrial	-	439
Consumer:
Home equity loans and lines of credit	-	7
Motor vehicle	4	-
Other	12	3

Outstanding Balance	$2,640	$4,082

Carrying amount, net of allowance of $0, and $0	$2,640	$4,082

Accretable yield, or income expected to be collected, is as follows:
	2015	2014

Balance at January 1	$4,082	$-
New Loans Purchased	508	5,712
Accretion of income	(861)	(285)
Reclassifications from nonaccretable difference	-	-
Disposals	(1,089)	(1,345)

Balance at December 31	$2,640	$4,082

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

The Company used the following methods and significant assumptions to estimate fair value:

Securities: The fair values for securities are determined by quoted market prices, if available (Level 1). If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments (Level 2). This includes the use of “matrix pricing” used to value debt securities absent the exclusive use of quoted prices. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3). As of December 31, 2015 and 2014, all securities were classified as a Level 2 fair value.

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for the differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted in accordance with the allowance policy. The appraisal values are discounted to allow for selling expenses and fees, and the discounts range from 10% to 20%.

Assets and liabilities measured at fair value on a recurring basis, at December 31, 2015 and 2014, are as follows (in thousands):

		Fair Value Measurements at
		December 31, 2015 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets Securities:
States and political subdivisions	$17,960	$-	$17,960	$-
U.S. Government agencies and sponsored entities	9,638	-	9,638	-
Mortgage backed securities: residential	23,371	-	23,371	-
Collateralized mortgage obligations	7,634	-	7,634	-
SBA loan pools	5,372		5,372
Total securities	$63,975	$-	$63,975	$-

		Fair Value Measurements at
		December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets Securities:
States and political subdivisions	$17,746	$-	$17,746	$-
U.S. Government agencies and sponsored entities	13,986	-	13,986	-
Mortgage backed securities: residential	28,965	-	28,965	-
Collateralized mortgage obligations	4,565	-	4,565	-
Total securities	$65,262	$-	$65,262	$-

There were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis at December 31, 2015 and 2014 are summarized below (in thousands):

		Fair Value Measurements at
		December 31, 2015 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Commercial real estate, net	$212	$-	$-	$212
Consumer loan HELOC, net	10	-	-	10

		Fair Value Measurements at
		December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Other real estate owned:
One to four family, net	$72	$-	$-	$72
Commercial real estate, net	115	-	-	115

At December 31, 2015, impaired loans recorded at fair value had a net carrying amount of $222,000, equal to the outstanding balance of $237,000, net of a valuation allowance of $15,000. There were no impaired loans recorded at fair value at December 31, 2014. There were charge-offs for the year ended December 31, 2015 in the amount of $252,000 and no charge-offs for the year ended December 31, 2014. The charge-offs and change in specific reserve on impaired loans resulted in an increase to the provision for loan losses $514,000 for the year ended December 31, 2015.

At December 31, 2015, no OREO was recorded at fair value. There were write-downs of $95,400 for the year ended December 31, 2015. At December 31, 2014, other real estate owned recorded at fair value had a net carrying amount of $187,000, equal to the outstanding balance of $244,000, net of a valuation allowance of $57,000. There were no writedowns for the year ended December 31, 2014.

The carrying amounts and estimated fair values of financial instruments, at December 31, 2015 and 2014 are as follows (in thousands):

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
December 31, 2015
Financial assets
Cash and cash equivalents	$23,876	$23,876	$-	$-	$23,876
Interest bearing deposits	1,992	1,992	-	-	1,992
Securities	63,975	-	63,975	-	63,975
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	367	-	367	-	367
Loans, net	314,143	-	-	356,337	356,337
Accrued interest receivable	1,340	-	294	1,046	1,340

Financial liabilities
Deposits	$343,130	$184,284	$158,328	$-	$342,612
Federal Home Loan Bank advances	15,803	9,770	10,943	-	20,713
Subordinated debenture	2,761	-	2,761	-	2,761
Accrued interest payable	38	-	38	-	38

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
December 31, 2014
Financial assets
Cash and cash equivalents	$16,967	$16,967	$-	$-	$16,967
Securities	65,262	-	65,262	-	65,262
Restricted stock	2,921	N/A	N/A	N/A	N/A
Loans held for sale	712	-	712	-	712
Loans, net	302,012	-	-	316,493	316,493
Accrued interest receivable	1,347	-	293	1,054	1,347

Financial liabilities
Deposits	$323,138	$159,384	$165,190	$-	$324,574
Federal Home Loan Bank advances	17,952	9,000	9,171	-	18,171
Subordinated debenture	2,697	-	2,697	-	2,697
Accrued interest payable	47	-	47	-	47

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

NOTE 5 - LOAN SERVICING

Mortgage loans serviced for others are not reported as assets. The principal balance of these loans at December 31, 2015 and 2014 were $39.6 million and $37.0 million, respectively. Custodial escrow balances maintained in connection with serviced loans were $140,000 and $108,000, at December 31, 2015 and 2014, respectively.

Activity for loan servicing rights during the period and year ends was as follows (in thousands):

	Years ended
	December 31,
	2015	2014

Beginning of year	$319	$288
Additions	83	79
Amortized to expense	(62)	(48)
End of year	$340	$319

There was no valuation allowance for servicing rights at December 31, 2015 and 2014. The fair value of servicing rights is estimated to be $389,000 and $383,000 at December 31, 2015 and 2014, respectively. Fair value at December 31, 2015 was determined using a discount rate of 10%, prepayment speeds ranging from 127% to 217%, depending on the stratification of the specific right and a weighted average default rate of 0%. Fair value at December 31, 2014 was determined using a discount rate of 8%, prepayment speeds ranging from 201% to 288%, depending on the stratification of the specific right and a weighted average default rate of 0%.

The weighted average amortization period is 7.1 years.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2015 and 2014 were as follows (in thousands):

	December 31,	December 31,
	2015	2014

Land	$2,702	$2,298
Buildings and leasehold improvements	10,501	8,259
Furniture, fixtures, and equipment	3,053	2,487
Automobiles	149	180
	16,405	13,224
Less: Accumulated depreciation	4,891	3,967
	$11,514	$9,257

Depreciation expense was $856,000 and $569,000 for the years ended December 31, 2015 and 2014, respectively.

Operating Leases: The Company leases one branch property, an operations center and a loan production office under operating leases. The Company purchased the Nicholasville branch, which was previously rented, in November 2014. Rent expense was $96,132 and $159,485 for the years ended December 31, 2015 and 2014, respectively. Rent commitments, before considering renewal options that generally are present, were $21,882 for 2016 and $10,956 per year for 2017, 2018, 2019 and 2020.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill: The change in goodwill during the year is as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Beginning of year	$1,082	$-
Acquired goodwill	195	1,082
Impairment	-	-
End of year	$1,277	$1,082

Acquired intangible assets were as follows at year-end (in thousands):

	Year ended		Year ended
	December 31,		December 31,
	2015		2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangibles	$1,961	$607	$1,734	$264

Aggregate amortization expense was $343,000 for 2015 and $264,000 for 2014. Estimated amortization expense for each of the next five years (in thousands):

2016	$347
2017	340
2018	334
2019	262
2020	27

NOTE 8 - DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2015 and 2014 were $22.4 million and $18.0 million, respectively.

Scheduled maturities of time deposits for the next five years were as follows (in thousands):

December 31,
2015
2016	$78,912
2017	44,472
2018	12,581
2019	6,338
2020	16,756
Total	$159,059

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2015 and 2014, advances from the Federal Home Loan Bank were as follows:

	December 31,	December 31,
	2015	2014

Maturities January 2016 through January 2029, fixed rate at rates from 0.42% to 6.86%, weighted average rate of 1.52% at December 31, 2015 and weighted average rate of 1.55% at December 31, 2014.	$15,803	$17,952

Rates on advances were as follows:

	December 31,	December 31,
	2015	2014

0.00% - 1.75%	$9,000	$9,000
1.76% - 2.75%	3,240	4,655
2.76% - 3.75%	2,961	3,453
3.76% - 4.75%	591	807
5.76% - 6.75%	10	37
6.76% - 7.75%	1	-
	$15,803	$17,952

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by all of the Bank’s one to four family first mortgage loans under a blanket lien arrangement at December 31, 2015 and 2014 and the Company’s FHLB stock. Based on this collateral and the Company’s holdings of FHLB stock, the Bank is eligible to borrow an additional $92.2 million at December 31, 2015.

Payments contractually required over the next five years as of December 31, 2015 (in thousands):

2016	$11,735
2017	1,839
2018	1,416
2019	356
2020	90
Thereafter	367
Total	$15,803

NOTE 10 - SUBORDINATED DEBENTURES

In December 2006, Town Square Statutory Trust I, a trust formed by the Town Square Financial Corporation, closed a pooled private offering of 4,000 trust preferred securities with a liquidation amount of $1,000 per security. The Company issued $4,124,000 of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $124,000 and is included in other assets. As of December 31, 2015 and 2014, the book value of the Company’s subordinated debt was net of an unaccreted discount of $1.2 million and $1.3 million, respectively, resulting in an increase in interest expense related to the subordinated debt of $64,000 and 48,000 for the years then ended.

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

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.34% at December 31, 2015.

NOTE 11 - BENEFIT PLANS

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

Funded Status (Market value of plan assets divided by funding target) as of July 1,

	2015*	2014**
Source	Valuation	Valuation
	Report	Report

Bank Plan	104.55%	111.23%

*Market value of plan assets reflects any contributions received through December 31, 2015.

**Market value of plan assets reflects any contributions received through December 31, 2014.

Employer Contributions

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $159.5 million and $190.8 million for the plan years ended June 30, 2015 and June 30, 2014, respectively. The Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The following contributions were paid by the Bank during the fiscal years ended December 31, 2015 and 2014 (in thousands):

December 31,		December 31,
2015		2014
Date Paid	Amount	Date Paid	Amount
12/16/2015	$99	12/26/2014	$76

This plan was “frozen” as of February 1, 2013. Contributions will be limited to sustaining earned participant benefits.

401(k) Plan : A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Expense for the years ended December 31, 2015 and December 31, 2014 was $87,000 and $60,000, respectively.

Deferred Compensation Plan : A deferred compensation plan covers certain directors and certain executive officers. Under the plan, the Bank pays each participant, or their beneficiary, the amount of fees deferred plus interest over 20 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans. In January 2003, the Bank adopted a non-contributory retirement plan which provides benefits to certain directors and certain key officers. The Company’s obligations under the plan have been informally funded through the purchase of single premium key man life insurance of which the Company is the beneficiary. The expense incurred for the deferred compensation for the years ended December 31, 2015 and 2014 $114,000 and $157,000, respectively resulting in a deferred compensation liability of $1.5 million and $1.5 million at December 31, 2015 and 2014, respectively. The cash surrender value of the key man life insurance policies totaled $6.9 million and $6.8 million at December 31, 2015 and 2014, respectively.

NOTE 12 - INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Current expense	$117	$316
Deferred expense	854	296
	$971	$612

The following tabulation reconciles the federal statutory tax rate of 34% to the effective rate of taxes provided for income taxes (dollars in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Tax at statutory rate	$1,410	$836
Tax exempt interest	(143)	(163)
Income from company owned life insurance	(61)	(72)
Income from death benefit	-	(83)
Nondeductible merger expenses	39	54
Bargain purchase gain	(325)	-
Other	51	40
Federal income tax expense	$971	$612

Effective Tax Rate	23.41%	24.90%

The components of the Company’s net deferred tax asset as of December 31, 2015 and 2014 are summarized as follows (in thousands):

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Deferred compensation plan	$399	$396
Deferred loan origination fees	119	68
Allowance for loan losses	632	650
AMT credit carryforward	279	339
Stock based compensation plans	169	133
Basis in other real estate owned	-	20
ESOP compensation expense	47	38
Interest on non-accrual loans	228	588
Purchase accounting fair value adjustments	174	1,519
Net operating loss carryforward	1,021	-
Other	34	8
	3,102	3,759

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	496	462
Basis in property and equipment	215	107
Accretion on securities	1	4
Mortgage servicing rights	115	108
Core deposit intangible	460	500
Unrealized gains on available for sale securities	198	237
	1,485	1,418
Net deferred tax asset	$1,617	$2,341

Management evaluated whether a valuation allowance was necessary based on taxes paid in prior periods and recoverable, projected future income, projected future reversals of deferred tax items, and tax planning strategies. Based on its assessments, management concluded that it was more likely than not that all deferred tax assets could be realized based primarily on current taxes paid and recoverable and projected reversals of deferred tax liabilities, as well as future income. As such, no valuation allowance was recorded as of December 31, 2015 or 2014.

At December 31, 2015, the Company had federal net operating loss carryforwards of approximately $2.2 million which expire at various dates from 2016 to 2036. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized. At December 31, 2015, the Company deferred tax assets had net operating loss carryforwards of $828,000 from the Commonwealth acquisition. The deductibility of the net operating loss carryforwards is limited under IRC Sec. 382 and estimated to be $41,000 annually.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before December 31, 2012.

The Company had no unrecognized tax benefits at December 31, 2015 or 2014. No change in unrecognized tax benefits is expected in the next twelve months.

Retained earnings at December 31, 2015 and 2014 included approximately $2.3 million, for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at September 30, 1987, which is the end of the Bank’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2015 and 2014 was approximately $796,000.

NOTE 13 - RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates at December 31, 2015 and 2014 were as follows (in thousands):

	December 31,	December 31,
	2015	2014
Beginning balance	$1,504	$600
New loans	215	33
Acquired with Town Square acquisition	-	1,082
Repayments	(461)	(211)

Ending balance	$1,258	$1,504

Deposits from principal officers, directors, and their affiliates at December 31, 2015 and 2014 were $4.4 million and $3.6 million, respectively.

During the years ended December 31, 2015 and 2014, the Company paid approximately $0 and $3,800, respectively, to a principal officer who is a Certified Residential Real Estate Appraiser for appraisals performed on real estate properties that were used as collateral on loans extended to customers. The appraisals are validated through an internal validation process and once a property is foreclosed upon or the loan is deemed impaired, an appraisal from an outside party is obtained.

The Bank purchases office supplies and equipment from a company owned by a director of the Company. Purchases of such supplies and equipment totaled $98,033 in 2015 and $27,295 in 2014.

NOTE 14 - REGULATORY CAPITAL MATTERS

The Bank is subject to regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (OCC). Capital adequacy guidelines and prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules. Management believes as of December 31, 2015, the Bank meet all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2015 and 2014, the most recent regulatory notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual and required capital amounts (in thousands) and ratios for the Bank are presented below at December 31, 2015 and 2014:

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Risk-Based Capital	$67,705	24.36%	$22,237	8.00%	$27,796	10.00%
(to Risk-weighted Assets)
Tier I Capital	65,816	23.68	16,678	6.00	22,237	8.00
(to Risk-weighted Assets)
Common Equity	65,816	23.68	12,508	4.50	18,067	6.50
(to Risk-weighted Assets)
Tier I Capital	65,816	15.31	17,190	4.00	21,488	5.00
(to Adjusted Total Assets)

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total Risk-Based Capital
(to Risk-weighted Assets)	$64,002	24.34%	$21,034	8.00%	$26,293	10.00%
Tier I Capital
(to Risk-weighted Assets)	62,068	23.61	10,517	4.00	15,776	6.00
Tier I Capital
(to Adjusted Total Assets)	62,068	15.07	16,477	4.00	20,597	5.00

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As of December 31, 2015, the Company could, without prior approval, declare dividends of approximately $2.6 million, plus any 2016 net profits retained to the date of the dividend declaration.

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

The contractual amounts of financial instruments with off-balance-sheet risk at December 31, 2015 and 2014 were as follows (in thousands):

	December 31, 2015
	Fixed	Variable
	Rate	Rate

Commitments to make loans	$130	$-
Unused lines of credit	6,348	15,090
Standby letters of credit	380	-

	December 31, 2014
	Fixed	Variable
	Rate	Rate

Commitments to make loans	$-	$-
Unused lines of credit	7,311	17,680
Standby letters of credit	358	-

NOTE 16 - ESOP

Effective January 1, 2011, the company adopted an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The ESOP borrowed $2.7 million from the Company and used those funds to acquire 269,790 shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

The debt is secured by the shares purchased with the debt proceeds and will be repaid by the ESOP over the 20-year term of the debt with funds from Town Square’s contributions to the ESOP and dividends payable on unallocated shares, if any. The interest rate on the ESOP loan adjusts annually and is the prime rate on the first business day of the calendar year, as published in The Wall Street Journal.

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

Compensation expense recognized for the years ended December 31, 2015 and 2014 was $210,000 and $195,000, respectively.

Shares held by the ESOP at December 31, 2015 and 2014 were as follows (dollars in thousands):

	December 31,	December 31,
	2015	2014
Allocated to participants	42,832	29,967
Released, but unallocated	-	-
Unearned	225,953	239,442

Total ESOP shares	268,785	269,409

Fair value of unearned shares	$3,864	$3,561

NOTE 17 – EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participating rights in undistributed earnings. The factors used in the earnings per computation follow (dollars in thousands except per share data):

	December 31,	December 31,
	2015	2014
Basic
Net income	$3,177	$1,846
Less: Net income attributable to participating securities	58	54
Net income available to common shareholders	$3,119	$1,792

Weighted average common shares outstanding	3,887,568	3,773,667
Less: Average unallocated ESOP shares	(231,641)	(239,402)
Average participating shares	(70,767)	(110,454)
Average shares	3,585,160	3,423,811

Basic earnings per common share	$0.87	$0.52

Diluted
Net income	$3,119	$1,792

Weighted average common shares outstanding for basic earnings (loss) per common share	3,585,160	3,423,811
Add: Dilutive effects of assumed exercises of stock options	3,838	-

Average shares and dilutive potential common shares	3,588,998	3,423,811

Diluted earnings (loss) per common share	$0.87	$0.52

There were 3,838 potentially dilutive securities outstanding at December 31, 2015. Stock options of 205,500 were considered in computing diluted earnings per common share at December 31, 2015. There were no potentially dilutive securities outstanding at December 31, 2014. Stock options of 299,500 shares of common stock were not considered in computing diluted earnings per common share for December 31, 2014 because they were antidilutive.

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

On April 16, 2013, the compensation committee of the board of directors approved the issuance of 134,895 shares of restricted stock to its directors and officers. In addition, on May 10, 2013, the compensation committee of the board of directors approved the issuance of 300,000 stock options to its directors and officers. An additional 20,000 stock option shares were issued on March 19, 2014 as a result of the acquisition of Town Square Financial Corporation by Poage Bankshares, Inc. All stock options and restricted stock awards vest ratably over five years. Stock options expire ten years after issuance. An additional 5,000 stock option shares were issued on May 31, 2015 to employees as a result of the acquisition of Commonwealth. Apart from the vesting schedule for both stock options and restricted stock, there are no performance-based conditions or any other material conditions applicable to the awards issued.

The following table summarizes stock option activity for the year ended December 31, 2015 and 2014:

		Weighted
		Average
	Options	Exercise Price
Outstanding - January 1, 2015	299,500	$14.94
Granted	5,000	15.44
Exercised	(81,750)	15.00
Forfeited	(17,250)	14.96
Outstanding - December 31, 2015	205,500	$14.93

Fully vested and exercisable at December 31, 2015	76,200
Fully vested and exercisable at December 31, 2014	57,950
Expected to vest in future periods	129,300

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

The weighted-average assumptions used in the Black-Scholes-Merton option pricing model to determine the fair value of options granted was as follows:

	Year ended	Year ended
	December 31, 2015	December 31, 2014

Risk-free interest rate	1.86%	2.16%
Expected dividend yield	1.55%	1.42%
Expected stock volatility	12.94	11.97
Expected life (years)	7	7
Weighted average fair value of options granted	$2.01	$1.91

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. At December 31, 2015, 205,500 options were outstanding and 76,200 options were fully vested and exercisable with aggregate intrinsic value of $446,000 and 165,000, respectively. At December 31, 2014, 299,500 options were outstanding and 57,950 options were fully vested and exercisable with aggregate intrinsic value of $16,000 and $0, respectively. Stock-based compensation expense for stock options included in salaries and benefits for the year ended December 31, 2015 and 2014 was $136,000 and $142,000, respectively. Total unrecognized compensation cost related to vested and non-vested stock options was $208,000 at December 31, 2015 and is expected to be recognized over a weighted average period of 4.4 years.

The following table summarizes non-vested restricted stock activity for the year ended December 31, 2015 and 2014:

Balance - January 1, 2014	134,895
Granted	-
Forfeited	-
Vested	(34,271)
Balance - December 31, 2014	100,624
Granted	-
Forfeited	(13,486)
Vested	(33,191)
Balance - December 31, 2015	53,947

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the vested and non-vested restricted stock included in salaries and benefits for the years ended December 31, 2015 and 2014 was $437,000 and $487,000, respectively. The weighted average grant date fair value was $15.10 per award. Unrecognized compensation expense for vested and non-vested restricted stock awards was $623,000 at December 31, 2015 and is expected to be recognized over a weighted-average period of 3.0 years.

NOTE 19 – BUSINESS COMBINATIONS

Effective May 31, 2015, the Company completed its previously reported acquisition of Commonwealth Bank, F.S.B., Mt. Sterling, Kentucky (“Commonwealth”), in a conversion merger transaction. The Company’s primary reason for undertaking the conversion merger is to fill-in its existing footprint along the Interstate 64 corridor between its main office in Ashland, Kentucky (Boyd County) and its Nicholasville branch office (Jessamine County). Montgomery County, where Commonwealth is located, lies in between Boyd, Greenup and Lawrence Counties (to the northeast of Montgomery County) and Jessamine County (to the southwest of Montgomery County). As result of the conversion merger transaction, Commonwealth converted from a mutual to stock institution and merged with and into the Bank, with the Bank as the surviving institution, and the Company issued and sold 166,221 shares of common stock at a price of $12.73 per share, which reflected a 15% discount on the 30 day average price as prescribed in the merger agreement. The shares were offered to depositor and borrower members of Commonwealth in a subscription offering and to stockholders of the Company and members of the general public in a community offering. Gross offering proceeds totaled approximately $2.1 million. Commonwealth’s sole office, located in Mt. Sterling, Kentucky, has become a branch office of the Bank.

Acquisition costs of $617,000 are included in the Company’s consolidated statement of operations for the year ended December 31, 2015. These costs include $418,000 in early termination fees primarily attributable to data processing and $199,000 in professional fees for attorneys, accountants and consultants. The Company has determined that the acquisition constitutes a business combination as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values as required by the accounting guidance. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements.

In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events which are highly subjective in nature and are subject to change. The assets acquired and liabilities assumed in the transaction are presented at estimated fair value on the acquisition date.

The Company recorded the following assets and liabilities as of May 31, 2015. The discounts and premiums resulting from the fair value adjustments will be accreted and amortized over the anticipated lives of the underlying excess fair value of assets and liabilities. The excess fair value of assets acquired over liabilities assumed, resulted in an estimated $955,000 bargain purchase gain. The bargain purchase gain is recorded in non-interest income in the Company’s consolidated statement of income for the year ended December 31, 2015. The Company has determined the total fair value of the stock consideration transferred in exchange for net identifiable assets of $1.5 million was $492,000.

The following is a description of the methods used to determine the fair values of significant assets and liabilities at the Acquisition Date presented above.

Cash and Due from Banks and Interest-bearing Deposits in Banks – The Company acquired $2.4 million in cash and cash equivalents. The carrying amount of these assets, adjusted for any cash items deemed uncollectible by management, was determined to be a reasonable estimate of fair value based on their short-term nature.

Investment Securities –Federal Home Loan Bank stock totaling $299,000 was acquired at cost, as it is not practicable to determine its fair value because of restrictions on its marketability.

Loans – The Company acquired approximately $14.8 million in loans with and without evidence of credit quality deterioration. The loans acquired consist of residential real estate, commercial real estate and consumer loans.

At the acquisition date, the Company recorded $14.3 million of loans without evidence of credit quality deterioration and $508,000 of purchased credit-impaired loans subject to nonaccretable difference of $133,000. The acquired loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Fair values for loans were based on discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting current market rates for new originations of comparable loans adjusted for the risk inherent in the cash flow estimates. Certain loans that were determined to be collateral dependent were valued based on the fair value of the underlying collateral. These estimates were based on the most recently available real estate appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral (in thousands):

	Non-impaired	Credit-impaired
	Purchased Loans	Purchased Loans
Real estate mortgage loans:
Residential:
1-4 Family	$13,181	$485
Multi-family	-	-
Construction	-	-
Nonresidential and land	438	-
Commercial non-mortgage loans	-	-
Consumer Loans	702	23
Total Loans	$14,321	$508

The composition of the acquired loans at May 31, 2015 follows (in thousands):

	Contractual	Fair Value
	Amounts	Adjustments	Fair Value
Real estate mortgage loans:
Residential:
1-4 Family	$14,001	$(335)	$13,666
Multi-family	-	-	-
Construction	-	-	-
Nonresidential and land	450	(12)	438
Commercial non-mortgage loans	-	-	-
Consumer loans	731	(6)	725
Total Loans	$15,182	$(353)	$14,829

Loans purchased in the acquisition are accounted for using one of two following accounting standards:

·	ASC Topic 310-20 is used to value loans that have not demonstrated post origination credit quality deterioration and the acquirer expect to collect all contractually required payments from the borrower. For these loans, the difference between fair value of the loan at acquisition and the amortized cost of the loan would be amortized or accreted into income using the interest method.

·	ASC Topic 310-30 is used to value loans with post origination credit quality deterioration. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC 310-30, the expected cash flows that exceed the initial investment in the loan (fair value) represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans. The excess of the loan’s contractual principal and interest over the expected cash flows is the nonaccretable difference.

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality as of May 31, 2015 (in thousands):

Contractually-required principal and interest payments	$652
Non-Accretable difference	(133)
Accretable yield	(11)

$508

Core Deposit Intangible – This intangible asset represents the value of the relationships that Commonwealth had with its deposit customers. The fair value of this intangible asset will be estimated based on a discounted cash flow methodology that gave appropriate consideration to the type of deposit, deposit retention, cost of the deposit base, and net maintenance cost attributable to customer deposits.

Deposits - The Company assumed $15.4 million in deposits at estimated fair value. Savings accounts and demand deposit accounts totaled $9.2 million, while certificates of deposit had face value of $6.2 million. The Company recorded a premium associated with the certificates of deposit of $5,077 due to the interest rates associated with the time deposits, which caused those deposits to be valued at $6.2 million.

PRO FORMA INFORMATION (Unaudited)

The following table presents pro forma information as if the acquisition had occurred at the beginning of the periods presented (January 1, in this case.) The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates (in thousands except per share data):

	Year ended
	December 31,
	2015	2014

Net Interest Income	$17,171	$16,115

Net Income before tax	$3,686	$2,548
Tax (expense)	1,253	542

Net Income	$2,433	$2,006

Basic and diluted earnings per share	$0.67	$0.54

A summary of the net assets acquired as of May 31, 2015 follows (in thousands):

May 31,
2015

Consideration
Fair value of total stock consideration transferred	$492
Recognized amounts of identifiable assets acquired and liabilities assumed
Assets acquired
Cash and due from banks	$2,355
Restricted stock	299
Loans	14,829
Premises and equipment, net	1,333
Accrued interest receivable	57
Prepaid expenses and other assets	17
Deferred federal income taxes	286
Core deposit intangible	227
Total assets acquired	$19,403
Fair value of liabilities assumed
Deposits	15,403
FHLB advances	2,316
Accrued interest payable	22
Other liabilities	215
Total liabilities assumed	$17,956
Total identifiable net assets	$1,447
Bargain purchase gain	$955

NOTE 20 – HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following balance sheets, statements of income and comprehensive income and statements of cash flows for Poage Bankshares, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

BALANCE SHEETS

December 31, 2015 and 2014

(In thousands)

	December 31,	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$2,442	$2,871
Investment in subsidiary	67,865	65,113
Investment in statutory trust	124	124
ESOP note receivable	2,263	2,372
Other assets	1,522	672

Total assets	74,216	71,152

LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities	214	304
Subordinated Debenture	2,761	2,697
Total shareholders' equity	71,241	68,151

Total liabilities and shareholders' equity	$74,216	$71,152

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31, 2015 and 2014

(In thousands)

	Year ended	Year ended
	December 31,	December 31,
	2015	2014

Interest income	$77	$80
Dividends from subsidiaries	3,003	3,002
Bargain purchase gain	955	-
Interest expense	154	116
Other expense	1,467	1,699
Income before income taxes and equity in undistributed income of Subsidiary	2,414	1,267
Income tax benefit	(483)	(535)
Net income before equity in undistributed income of Bank	2,897	1,802
Equity in undistributed income of Bank	280	44

Net income	$3,177	$1,846

Comprehensive income	$3,101	$3,157

STATEMENTS OF CASH FLOWS

Years ended December 31, 2015 and 2014

(In thousands)

	Year ended	Year ended
	December 31,	December 31,
	2015	2014
Cash flows from operating activities:
Net income	$3,177	$1,846
Adjustments to reconcile net income to net cash from operating activities:
Bargain purchase gain	(955)	-
Amortization of fair value related to subordinated debenture	64	48
Deferred income tax benefit	(1,506)	(227)
Equity in undistributed net income of Bank	(280)	(44)
Share based compensation expense	783	824
(Increase) decrease in other assets	381	(672)
Decrease in other liabilities	(77)	(132)

Net cash from (used in) operating activities	1,587	1,643

Cash flows from investing activities:
Cash (paid) received in acquisition	-	(6,561)
Investment in subsidiary	(839)	-
Payments received loan to ESOP	109	105

Net cash from (used in) investing activities	(730)	(6,456)

Cash flows from financing activities:
Stock repurchases	(2,121)	(410)
Proceeds from issuance of common stock, net of costs	1,675	-
Stock issuance costs paid	-	(212)
Dividends paid	(840)	(702)

Net cash used in financing activities	(1,286)	(1,324)

Net decrease in cash and cash equivalents	(429)	(6,137)
Cash and cash equivalents at beginning of period	2,871	9,008

Cash and cash equivalents at end of period	$2,442	$2,871

NOTE 21 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the years ended December 31, 2015 and 2014 (in thousands):

	Unrealized Gains and
	Losses on Available-
	for-Sale Securities
	Year ended	Year ended
	December 31, 2015	December 31, 2014
Beginning balance	$460	$(851)

Other comprehensive income (loss), net of tax before reclassification	(67)	1,464

Amounts reclassified from accumulated to other comprehensive income for gains on sale of securities, net of tax expense of $5 and $79 respectively.	(9)	(153)

Net current period other comprehensive income (loss)	(76)	1,311

Ending Balance	$384	$460

The following is significant amounts reclassified out of each component of accumulated other comprehensive income for the years ending December 31, 2015 and 2014 (in thousands):

Details about	Amount		Affected Line Item
Accumulated Other	Reclassified From		in the Statement
Comprehensive	Accumulated Other		Where Net
Income Components	Comprehensive Income		Income is Presented
	Year ended	Year ended
	December 31, 2015	December 31, 2014
Unrealized gains and losses on
available-for-sale securities	$14	$232	Net gain on sale of securities

	$(5)	$(79)	Tax expense

	$9	$153	Net of tax

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2015 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

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

As of December 31, 2015, management assessed the effectiveness of Poage Bankshares’ internal control over financial reporting based upon the framework established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that Poage Bankshares’ internal control over financial reporting as of December 31, 2015 is effective using these criteria. This annual report does not include an attestation report of Poage Bankshares’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Poage Bankshares’ registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Poage Bankshares (as a smaller reporting company) to provide only management’s report in this annual report.

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

The information required by Item 10 of Form 10-K appears under the caption “Proposal I—Election of Directors” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”) and is hereby incorporated by reference.

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

The information required by Item 14 of Form 10-K appears under the caption “Proposal III—Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

The following documents are filed as item 8 of this Form 10-K.

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets – at December 31, 2015

(C) Consolidated Statements of Income – Years ended December 31, 2015 and 2014

(D) Consolidated Statements of Comprehensive Income – Years end December 31, 2015 and 2014

(E) Consolidated Statements of Changes In Shareholders’ Equity – Years ended December 31, 2015 and 2014

(F) Consolidated Statements of Cash Flows – Years ended December 31, 2015 and 2014

(G) Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(b)	Not applicable.

(c)	Not applicable.

(a)(3) Exhibits

3.1	Articles of Incorporation of Poage Bankshares, Inc.*
3.2	Bylaws of Poage Bankshares, Inc.**
4	Form of Common Stock Certificate of Poage Bankshares, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Three Year Change in Control Agreement, dated September 12, 2011, by and between James W. King and Home Federal Savings and Loan Association.*
10.3	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 29, 2003, by and between James W. King and Home Federal Savings and Loan Association.*
10.4	Form of Director Supplemental Retirement Plan Agreement.*
10.5	Form of Executive Supplemental Retirement Plan Agreement.*
10.6	Form of Amendment to the Executive Supplemental Retirement Plan Agreement.*
10.7	Poage Bankshares, Inc. 2014 Equity Incentive Plan***
10.8	Agreement and Plan of Merger, dated as of October 21, 2013, by and among Poage, Bankshares, Inc., Poage Merger Subsidiary, Inc. and Home Federal Savings and Loan Association, and Town Square Financial Corporation and Town Square Bank.****
10.9	Employment Agreement, dated March 18, 2014, by and between Bruce VanHorn and Home Federal Savings and Loan Association *****
10.10	Agreement and Plan of Conversion Merger by and among Poage Bankshares, Inc., Town Square Bank and Commonwealth Bank, F.S.B.******
21	Subsidiaries of registrant
23	Consent of Crowe Horwath LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 of Poage Bankshares, Inc. (File No. 333-172192, originally filed with the Securities and Exchange Commission on February 11, 2011, and as subsequently amended).
**	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on August 29, 2013).
***	Incorporated by reference to the Definitive Proxy Statement on Schedule 14A of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on January 1, 2013).
****	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on October 21, 2013).
*****	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on March 18, 2014).
******	Incorporated by reference to the Registration Statement on Form S-1 of Poage Bankshares, Inc. (File No. 333-172192, originally filed with the Securities and Exchange Commission on December 17, 2014, and as subsequently amended).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Poage Bankshares, Inc.

Date: March 30, 2016

/s/ Bruce VanHorn
Bruce VanHorn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Position	Date

By:	/s/ Bruce VanHorn	President, Chief Executive	March 30, 2016
	Bruce VanHorn	Officer and Director
(Principal Executive Officer)

By:	/s/ Jane Gilkerson	Chief Financial Officer	March 30, 2016
	Jane Gilkerson	(Principal Financial and
Accounting Officer)

By:	/s Thomas Burnette	Chairman of the Board	March 30, 2016
Thomas Burnette

By:	/s/ Stephen S. Burchett	Director	March 30, 2016
Stephen S. Burchett

By:	/s/ Everette B. Gevedon	Director	March 30, 2016
Everette B. Gevedon

By:	/s/ Stuart N. Moore	Director	March 30, 2016
Stuart N. Moore

By:	/s/ Charles W. Robinson	Director	March 30, 2016
Charles W. Robinson

By:	/s/ John C. Stewart, Jr.	Director	March 30, 2016
John C. Stewart, Jr.

By:	/s/ Daniel King, III	Director	March 30, 2016
Daniel King, III

