Form 10-K/A
period 2015-12-31
Poage Bankshares, Inc.
filed 2016-04-29
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-35295

POAGE BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Maryland	46-3204393
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

1500 Carter Avenue, Ashland, Kentucky	41101
(Address of principal executive offices)	(Zip Code)

(616) 324-7196

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

The NASDAQ Stock Market LLC

(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of March 15, 2016, 3,823,451 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2015, was $51.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Poage Bankshares, Inc. (“Poage Bankshares,” the “Company,” “we,” or “our”) is filing this Annual Report on Form 10-K/A to amend the Annual Report on Form 10-K for the year ended December 31, 2015, which was originally filed on March 30, 2016 (the “Original Form 10-K”). This Form 10-K/A is being filed for the sole purpose of providing information required by Part III of Form 10-K that was omitted from the Original Form 10-K.

Except as expressly disclosed in this Form 10-K/A, this Form 10-K/A does not modify or update in any way the disclosures made in the Original Form 10-K and does not reflect events or circumstances occurring after the filing of the Original Form 10-K.

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is comprised of eight members. Our Bylaws provide that directors are divided into three classes, with one class of directors elected annually. Our directors are generally elected to serve for a three-year period and until their respective successors shall have been elected and shall qualify.

Director Nominees for Terms Expiring in 2019

Bruce VanHorn was appointed as Executive Vice President of Poage Bankshares and President of Town Square Bank in March 2014. He is also a member of the board of directors of Town Square Bank, to which he was appointed in December 2014. Previously, he served as President, Chief Executive Officer and Chairman of the Board of Town Square Financial Corporation and Town Square Bank. Mr. VanHorn has worked in the financial industry since 1987. He began his banking career with Third National Bank serving as Vice President and Branch Administrator where he was responsible for seven branches in the Boyd and Greenup County markets. Mr. VanHorn was one of the founders of Town Square Bank and held the position of Executive Vice President and Chief Operations Officer. In July of 2001, he was promoted to President and Chief Executive Officer and later named Chairman of the Board. Mr. VanHorn’s educational background includes an associate degree in chemistry from the University of Kentucky, a Bachelor of Business Administration from Marshall University, and an MBA from Morehead State University. He has also graduated from the Kentucky School of Banking at the University of Louisville and the Graduate School of Banking at Louisiana State University. Mr. VanHorn is very active in several not-for profit organizations within Boyd County, and currently is an officer within those organizations. Mr. VanHorn was selected to serve on the Board of Directors because his broad banking experience and leadership skills provide insight as well as management skills for the Company and because his involvement in community organizations is beneficial to Town Square Bank’s lending activities.

Everett B. Gevedon, MD is President and Chief Executive Officer of Family Allergy Services, Inc. in Ashland, Kentucky, a position he has held for 23 years. Dr. Gevedon is a founding member and past Chairman of the Ashland Alliance, the new Chamber of Commerce and Economic Development serving a two-county area. He also served as Chairman of the City of Ashland’s Economic Development Board for five years. His other community service and business activities include current service on the Ashland City Park Board and the Boyd County Board of Health. Dr. Gevedon has previously served as Chairman of the Ashland Tourism Commission and as a board member of the Ashland Community College Foundation and the Highlands Museum and Discovery Center. Dr. Gevedon has served as a director of Town Square Bank since 1998. He was selected to serve as a director of Poage Bankshares because his long experience as President and Chief Executive Officer of a small business provides insight with respect to the lending needs of owners and operators of small businesses in our market area. Further, his extensive experience on area economic development boards provides insight into economic conditions and business development projects within our market area, as well as contacts with area commercial loan prospects.

John C. Stewart, Jr. was appointed in March 2014 in connection with the acquisition of Town Square Financial Corporation and Town Square Bank after serving on the boards of directors of those institutions since 2011. He retired as President of Big Sandy Furniture, Inc., a furniture retailer in Ashland, Kentucky, in April 2010 after dedicating 42 years to the company where he began his career in 1968 as a salesperson. Mr. Stewart is a life-long resident of Ashland, Kentucky and he graduated from the University of Kentucky with a B. S. in Business/Economics. Mr. Stewart previously served on the Board of Directors for Community Trust and National City Bank. Mr. Stewart is very active in civic and educational organizations within Boyd County, including service on the Executive Committee of KDMC, as Chairman of the Board of ACTC, and as Financial Secretary of Holy Family Church and School. Mr. Stewart was selected to serve as a director of Poage Bankshares because his extensive involvement in the management of a local business provides insight as to the lending needs of owners and operators of small businesses in our market area.

Directors Continuing in Office

Stuart N. Moore, DMD is retired from dentistry in 2006 after practicing for twenty-five years at Dr. Stuart N. Moore PSC in Ashland, Kentucky. He has served as President of Jasmine Properties LLC in Ashland, Kentucky, which owns and manages residential and commercial rental properties, since 1982. Dr. Moore obtained his real estate sales license in 1993 and was listed as a part-time real estate agent for various real estate agencies in Ashland, Kentucky until placing his license in an inactive escrow status in 2013. Dr. Moore has served on the board of directors of Town Square Bank since 2005, and was selected to serve as a director of Poage Bankshares because his knowledge of real estate value from construction, comparable sales and income approaches are helpful in evaluating loan approvals, as well as experience reviewing financial statements.

Charles W. Robinson is a director. He is a certified public accountant who has worked extensively with businesses operating in our community. Mr. Robinson has worked in public accounting since 1973, and has been employed at Charles W. Robinson P.S.C. CPA in Ashland, Kentucky since 1984. Mr. Robinson performed our audit before becoming a director in 1996. Mr. Robinson has served as a director of Town Square Bank since 1996, and was selected to serve as a director of Poage Bankshares because his experience in public accounting and real estate provides a broad and unique perspective on the challenges facing our organization and our business strategies and operations, and because his experience as a certified public accountant provides unique insight into our financial accounting practices and procedures, financial reporting and our relationship with our auditors.

Thomas Burnette was appointed as a director in March 2014 in connection with the acquisition of Town Square Financial Corporation and Town Square Bank after serving on the boards of directors of those institutions since 2011, and was appointed as Vice Chairman of the Board of Directors in December, 2014. Mr. Burnette has been the President and Owner of Ashland Office Supply, Inc., an office supply retailer in Ashland, Kentucky, since 1978. He is a graduate of Morehead State University. Mr. Burnette has served in a variety of capacities at civic and community organizations in Boyd County, including the Ashland Kiwanis Club, Ashland National Little League, United Way of Boyd and Greenup Counties, King’s Daughters’ Health Foundation, Community Hospice, the YMCA, the Boyd County Public Library, Junior Achievement of the Ohio Valley, ACC Entrepreneur Center, the Ashland Planning Commission, the Woodlands Foundation and the Kentucky Heart Institute and Kingsbrook Lifecare Center. He has also previously served as a director of the Bank of Ashland and Fifth-Third Bank of Ashland. Mr. Burnette was selected to serve as a director of Poage Bankshares because his extensive involvement in the management of a local business provides insight as to the lending needs of owners and operators of small businesses in our market area. In addition, his extensive community service will be beneficial to Town Square Bank’s operations.

Stephen S. Burchett was elected by shareholders in 2015. He has been a partner with the law firm of Offutt Nord Burchett, PLLC since 2002. As a long practicing attorney in the area, he has repeatedly been named one of The Best Lawyers in America™ and a Superlawyer™ by Superlawyer Magazine™. Mr. Burchett has successfully represented a wide range of clients in complex litigation throughout Central Appalachia. These clients include several of the Tri-States’ largest private employers such as publicly traded energy, healthcare and industrial companies. He has also represented a number of clients in mergers and acquisitions and has experience advising and providing legal guidance to boards of directors and officers.  He is the only attorney practicing in the Tri-State who is board-certified by the American Board of Professional Liability Attorneys™. He attended the University of Virginia on the prestigious Jefferson Scholarship and received his law degree from the University of Kentucky where he was president of the Student Bar Association.  He has also served as a representative to the Kentucky Bar Association Board of Governors. Mr. Burchett is one of three partners on the management committee of Offutt Nord Burchett, PLLC. Mr. Burchette was selected to serve on the Board of Directors because his extensive legal background and significant legal expertise and financial management experience provides insight to local lending as well as familiarity with the legal aspects of our business.

Daniel King III was appointed as a director effective March 17, 2015 to fill the vacancy resulting from J. Thomas Rupert’s death in November, 2014. Mr. King has practiced law as a solo practitioner in Catlettsburg, Kentucky since 1978. He is also the Assistant Attorney for Boyd County, a position he has held since 1985. Mr. King holds a bachelor’s degree from the University of Kentucky and a JD from the University of Kentucky College of Law. Mr. King was appointed to the board of directors because his extensive experience as a business attorney provides a unique perspective on our business and operations, and because his client service and community service provide insight into the needs of members of our community, particularly in the Catlettsburg area into which the Company recently expanded.

Executive Officers Who Are Not Directors

Jane Gilkerson was appointed as Executive Vice President and Chief Financial Officer of Poage Bankshares and Town Square Bank in March 2014, after serving as Senior Vice President and Chief Financial Officer of Town Square Financial Corporation and Town Square Bank since February 2003. Previously, Ms. Gilkerson worked for Hayflich & Steinberg CPA in Huntington, West Virginia from February 2000 to February 2003. Before entering public accounting, Ms. Gilkerson worked in the banking industry since 1979. She is a Certified Public Accountant licensed to practice in West Virginia. She holds a Bachelor of Business Administration in Accounting from Marshall University. Ms. Gilkerson currently serves as Treasurer for Hope’s Place, a not-for-profit organization, in Ashland, Kentucky.

Jeffery W. Clark is Senior Vice President and Controller of Poage Bankshares and Town Square Bank. He served as Chief Financial Officer from September 2011 until March 2014, after serving as Senior Accountant since July 2011.  He previously served as Vice President and Chief Financial Officer of Ohio River Bank, Ironton, Ohio since July 2007.  Before his employment with Ohio River Bank, he served as Deputy Treasurer with the Lawrence County, Ohio Treasurers Office since March 2006.  Before his employment with the County Treasurers Office, Mr. Clark served as Southeastern Ohio Market Area President for Classic Bank, Ashland, Kentucky since May 2003.  Before this position, Mr. Clark served as Controller of First Federal Savings Bank of Ironton, Ohio since September 1986 and Chief Financial Officer of its holding company, First Federal Financial Bancorp of Ironton, Ohio, since 1996.

Miles R. Armentrout was appointed Executive Vice President and Chief Credit Officer of Poage Bankshares and Town Square Bank in June 2012. He previously served as Senior Vice President and Senior Loan Officer of Farmers and Merchants Bank, Miamisburg, Ohio since 2011. Before his employment with Farmers and Merchants Bank, he served as Executive Vice President and Senior Commercial Banking Officer with WesBanco Bank, Wheeling, West Virginia since 2007 and Executive Vice President and Chief Lending Officer for Oak Hill Banks, Jackson, Ohio since 2005. Before holding this position, he served as Regional President for the Western Ohio markets since 2003 and Senior Vice President and Senior Loan Officer of Oak Hill subsidiary bank, Towne Bank, Cincinnati, Ohio since 2001. Mr. Armentrout served as Regional Executive of Sky Bank, Bowling Green, Ohio since 1999 and as a Vice President and Commercial Loan Officer for Mid-American Bank and Trust Company, Bowling Green, Ohio since 1993. Before holding that position, he served in various lending management and commercial lending positions with Farmers Banking Company, Lakeview, Ohio and BancOhio National Bank, Columbus, Ohio since 1978.

James W. King currently serves as Executive Vice President, Chief Information Officer and Secretary. He has also served as a member of the board of directors of Town Square Bank since 1997. Mr. King has been employed by Town Square Bank since 1983, and has held several positions before being named Executive Vice President in 1997 and adding the title of Chief Information Officer in 2010.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed for the year ended December 31, 2015, no executive officer, director or 10% beneficial owner of our shares of common stock failed to file ownership reports on a timely basis.

Code of Ethics for Senior Officers

Poage Bankshares has adopted a Code of Ethics that is applicable to its senior financial officers, including the principal executive officer, principal financial officer, principal accounting officer and all officers performing similar functions. We have posted this Code of Ethics on our Internet website at www.townsquarebank.com.

The Company has also established procedures to receive, retain and treat complaints regarding accounting, internal accounting controls and auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner.

Audit Committee

The Audit Committee is comprised of Directors Burnette, Gevedon, Stewart and Robinson, each of whom is “independent” in accordance with applicable SEC rules and Nasdaq listing standards. Mr. Robinson serves as chair of the Audit Committee. The Audit Committee also serves as the audit committee of the board of directors of Town Square Bank. The Board of Directors has determined that Mr. Robinson qualifies as an “audit committee financial expert” as defined under applicable SEC rules because Mr. Robinson is a certified public accountant and has nearly 40 years of public accounting experience. In addition, each Audit Committee member has the ability to analyze and evaluate our financial statements as well as an understanding of the Audit Committee’s functions. In addition, each Audit Committee member has overseen and assessed the finances and financial reporting of various businesses that they own or with which they have been employed.

Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our Internet website at www.townsquarebank.com. As more fully described in the Audit Committee Charter, the Audit Committee reviews the financial records and affairs of Poage Bankshares and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States of America.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth the total compensation paid to or earned by our President and Chief Executive Officer, former President and Chief Executive Officer and our other two most highly compensated executive officers (the “named executive officers”) for the years ended December 31, 2015 and 2014.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards ($)	All Other Compensation (2) ($)	Total ($)
Bruce VanHorn	2015	202,000	4,500	—	—	47,721	254,221
President and Chief Executive Officer	2014	154,109	—	—	38,200	7,018	199,327

Ralph E. Coffman, Jr.	2015	146,265	—	—	—	114,879	261,144
Former President and Chief Executive Officer (3)	2014	211,180	20,930	—	—	15,435	247,545

Miles R. Armentrout	2015	152,852	2,000	—	—	6,955	161,807
Executive Vice President and Chief Credit Officer	2014	152,854	14,420	—	—	7,113	174,387

James W. King	2015	121,746	2,500	—	—	8,200	132,446
Executive Vice President and Chief Information Officer	2014	121,746	3,000	—	—	7,633	132,379

(1)	These amounts represent the aggregate grant date fair value for outstanding stock option awards granted during the year indicated computed in accordance with FASB ASC Topic 718. The assumptions used to determine the value of stock option awards are described in Note 18 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The stock option award amounts reported are grant date fair values computed based upon the Black-Scholes option valuation model, which estimated the present dollar value of the Company’s common stock options at the time of the grant. The actual value, if any, that may be realized will depend on the excess of the stock price over the exercise price on the date the option is exercised. Therefore, there is no assurance that the value realized by an executive officer will be at or near the value shown above.

(2)	For 2015, the amounts in this column reflect what Town Square Bank paid for, or reimbursed, the applicable named executive officer for the various benefits and perquisites as follows:

Name	Board Fees (1) ($)	Dividends on Restricted Stock (2) ($)	Auto Expenses (3) ($)	Life Insurance (4) ($)	Country Club Dues ($)	Other (5) ($)	Total All Other Compensation ($)
Bruce VanHorn	6,500	—	5,000	1,736	4,010	30,475	47,721
Ralph E. Coffman, Jr.	500	1,662	4,038	1,462	2,665	104,552	114,879
Miles R. Armentrout	—	1,397	—	1,548	4,010	—	6,955
James W. King	700	1,397	—	2,093	4,010	—	8,200

(1)	Represents fees paid for service on the Board of Directors of Poage Bankshares and the Board of Directors of Town Square Bank.
(2)	Represents dividends paid on non-vested restricted stock awards.
(3)	Represents amount paid for the named executive officer’s use of an automobile.
(4)	Represents imputed income from life insurance premiums paid by Town Square Bank.
(5)	Represents retention payment of $30,000 and cell phone reimbursement of $475 for Mr. VanHorn and severance payment of $104,099 and spousal expenses related to business travel of $453 for Mr. Coffman.

(3)	Mr. Coffman resigned effective August 21, 2015.

Benefit Plans and Agreements

Employment Agreement with Mr. VanHorn. Town Square Bank entered into an employment agreement (the “Agreement”) with Bruce VanHorn, Executive Vice President of Poage Bankshares and President of Town Square Bank (“Executive”), dated March 18, 2014. The Agreement has an initial term of three years. Commencing on May 1, 2014 and on each anniversary date thereafter, the Agreement will be extended for a period of one year in addition to the then-remaining term, unless a notice is provided to Executive that the Agreement will not be extended further. The current base salary for Executive is $202,000. In addition to base salary, Executive received a retention bonus of $30,000 on March 18, 2014, $30,000 on March 18, 2015 and $30,000 on March 18, 2016, and he will be eligible for a subsequent retention payment of $30,000 each, provided Executive is employed with Town Square Bank on the following employment date: March 18, 2017. The Agreement also provides that Executive will be entitled to the continued use of an automobile, with maintenance and insurance coverage provided by Town Square Bank. Town Square Bank will also reimburse or pay Executive amounts sufficient to establish or maintain membership in a country club or any other club or organization that will benefit Town Square Bank. Executive will be entitled to participate in incentive compensation and bonus programs, employee benefit plans, medical, life insurance and disability income plans, retirement, vacation, and expense reimbursement plans and other benefit plans or credit card privileges which Town Square Bank may from time to time have in effect for its senior executives.

Certain events resulting in Executive’s termination or resignation entitle Executive to payments of severance benefits following termination of employment. In the event of Executive’s involuntary termination for reasons other than for cause, change in control or retirement, or if the Executive resigns during the term of the Agreement following (a) failure to appoint Executive to the executive position set forth in the Agreement, (b)  relocation of Executive’s office by more than 20 miles, (c) a material reduction in the benefits or perquisites paid to Executive unless such reduction is part of a reduction that is generally applicable to officers or employees of Town Square Bank, (d) a liquidation or dissolution of Town Square Bank, or (e) a material breach of the Agreement by Town Square Bank, then Executive would be entitled to a severance payment in the form of a cash lump sum equal to (a) one times the sum of (i) the highest rate of base salary paid to Executive at any time, (ii) the highest bonus paid to Executive with respect to the three completed fiscal years before the date of termination, and (iii) the remaining retention payments that have not yet been paid. Internal Revenue Code Section 409A may require that a portion of the above payments cannot be made until six months after termination of employment if Executive is a “key employee” under IRS rules. In addition, Executive would be entitled, at no expense to Executive, to the continuation of life insurance and non-taxable medical and dental coverage for one year.

In the event of a change in control of Town Square Bank or Poage Bankshares followed by Executive’s involuntary termination other than for cause or retirement, or resignation for one of the reasons set forth above within 18 months thereafter, Executive would be entitled to a severance payment in the form of a cash lump sum equal to (a) three times the sum of (i) the highest rate of base salary paid to Executive at any time, (ii) the highest bonus paid to Executive with respect to the three completed fiscal years before the change of control, and (iii) the remaining retention payments that have not yet been paid. In addition, Executive would be entitled, at no expense to Executive, to the continuation of life insurance and non-taxable medical and dental coverage for thirty-six months following the termination of employment. If payments made to Executive include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payments will be cutback by the minimum dollar amount necessary to avoid this result.

Upon termination of Executive’s employment, Executive will be subject to certain restrictions on his ability to compete, or to solicit business or employees of Town Square Bank and Poage Bankshares for a period of two years following termination of employment. The covenant not to compete will not apply if Executive’s termination of employment occurs after a change in control of Town Square Bank or Poage Bankshares.

Change in Control Agreement with Mr. Armentrout. On January 19, 2016, Town Square Bank entered into a change in control agreement with Miles R. Armentrout. The agreement has a fixed term of one year and may be extended at the discretion of the Board of Directors of the Bank. However, if Poage Bankshares enters into a definitive agreement to engage in a transaction that would be considered a change in control, or a change in control otherwise occurs, the agreement will automatically renew for a period of one year following the effective time of the change in control, except if the definitive agreement is terminated or the change in control does not occur, the term of the agreement will not renew.

If the executive’s employment is terminated after a change in control during the term of the Agreement either by Town Square Bank for a reason other than cause or by the executive for good reason (as defined in the agreement), then Town Square Bank will pay the executive an amount equal to one time’s the executive’s annual base salary at the time of the change in control in a lump sum. In addition to the cash severance payment, the executive would be entitled to the continuation of non-taxable medical and dental coverage for twelve months following the executive’s termination of employment. If payments made to the executive constitute an “excess parachute payment” as defined under Section 280G of the Internal Revenue Code, the payments will be reduced to avoid this result.

Change in Control Agreement with Mr. King. On December 12, 2011, Town Square Bank entered into a change in control agreement with James W. King. The change in control agreement provides a benefit in the event of an involuntary termination of employment or resignation for good reason following a change in control. The agreement defines good reason as:

•	the failure to appoint the executive to his executive position (as defined in the agreement);

•	a material change in the executive’s position to become one of lesser responsibility, importance or scope than the position the executive held immediately before the change in control;

•	the relocation of the executive’s principal place of employment by more than 30 miles from its location as of the date of the agreement;

•	a material reduction in the executive’s base salary and benefits; or

•	the liquidation or dissolution of Town Square Bank, other than a liquidation or dissolution caused by reorganizations that do not affect the status of the executive.

The severance payment is an amount equal to three times the sum of the executive’s base salary and the highest bonus earned during the prior three years, payable in a lump sum, and the continuation of non-taxable medical and dental coverage for a three-year period. The amount of the payment to be made in connection with a change in control will be reduced, if necessary, to an amount that is $1.00 less than the amount that would otherwise be an “excess parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended (the “Section 280G Limit”). Should Mr. King have his employment terminated in connection with a change in control as of December 31, 2015, Mr. King would receive a maximum cash severance payment of approximately $365,238 based upon his current level of compensation, and such amounts may be reduced pursuant to his Section 280G Limit.

Executive Supplemental Retirement Plan with Mr. King. Town Square Bank has purchased an insurance policy on the life of Mr. King and has entered into an Executive Supplemental Retirement Plan (the “Plan”) with Mr. King. The insurance policy is owned by Town Square Bank, which paid the premium due on the policy in a single lump sum. The amount of the premium paid for the life insurance policy was $365,405. Under the Executive Supplemental Retirement Plan, upon the executive’s death while he was employed, the executive’s beneficiary will be paid a death benefit equal to the executive’s Pre-Retirement Account, as defined in the Plan. If Mr. King had died as of December 31, 2015, his beneficiaries would have received a death benefit of approximately $264,961.

If Mr. King remains in the employment of Town Square Bank until normal retirement age (age 65), he shall receive the balance in the Pre-Retirement Account in 240 equal monthly installments commencing 30 days following the date of the executive’s retirement. If he terminates employment following a change in control, then he shall receive the benefits as if the executive had attained normal retirement age. If a termination of employment following a change in control had occurred as of December 31, 2015, Mr. King would have been entitled to receive, beginning at normal retirement age (as defined in the agreement), an estimated monthly benefit of $3,981, which would be payable for 240 months.

Split Dollar Agreement. Town Square Bank has purchased an insurance policy on the life of Mr. King and has entered into endorsement Split Dollar Agreement with Mr. King. The policy is owned by Town Square Bank, which paid the premium due on the policy in a single lump sum. The amount of the premium paid for the life insurance policy was $365,405. Under the Split Dollar Agreement, upon the executive’s death while he is an executive of Town Square Bank, the executive’s beneficiary will be paid a death benefit equal to 80% of the total death proceeds of the life insurance policy minus the cash surrender value of the policy. If Mr. King had died as of December 31, 2015, his beneficiaries would have received a death benefit of $498,017.

If Mr. King dies after he terminates employment for any reason, including retirement, his beneficiary will be entitled to a reduced benefit, which will be determined based on the number of full years the executive has been employed since the date of hire. When Mr. King attains the age of 55, his beneficiary will be entitled to the full death benefit, as described above.

The Split Dollar Agreement may be terminated if the executive’s employment is terminated for cause (as defined in the agreement) or upon Town Square Bank’s cancellation of the life insurance policies. Upon termination, the executive will have an option to purchase the insurance policies for an amount equal to the greater of the cash value of the policies or the amount of premiums paid by Town Square Bank.

Retirement Plans

401(k) Plan. Town Square Bank participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). Employees who have completed two consecutive months of service and attained the age of 21 will be eligible to participate in the 401(k) Plan.

Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, up to 75% of his or her salary in any plan year, subject to limits imposed by the Internal Revenue Code. For 2014, the salary deferral contribution limit is $17,500, provided, however, that a participant over age 50 may contribute an additional $5,500 to the 401(k) Plan. During 2014, Town Square Bank provided an employer matching contribution equal to 50% of a participant’s 401(k) contributions up to 6% of a participant’s annual salary. A participant is always 100% vested in his or her salary deferral contributions and a participant will become 100% vested in employer contributions after completing three years of service. Generally, unless the participant elects otherwise, the participant’s account balance will be distributed as a result of a participant’s termination of employment with Town Square Bank.

Defined Benefit Pension Plan. Town Square Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions, a multi-employer pension plan (the “Pension Plan”). The Pension Plan covers all eligible employees meeting certain service and age requirements that were employed by Town Square Bank before January 1, 2007. Effective January 1, 2007, the Pension Plan was amended to provide that employees hired after December 31, 2006 would not be eligible to participate in the Pension Plan. No new or additional benefits accrue under the Pension Plan. During the year ended December 31, 2015, Town Square Bank recognized $87,252 as a pension expense.

Employee Stock Ownership Plan. Town Square Bank has adopted an employee stock ownership plan for eligible employees. Eligible employees who have attained age 21 and completed one year of service are eligible to participate in the employee stock ownership plan.

The employee stock ownership plan trustee purchased, on behalf of the employee stock ownership plan, 269,790 shares of common stock issued in the offering. The employee stock ownership plan funded its stock purchase with a $2.7 million loan from Poage Bankshares, to be repaid over 20 years. The loan will be repaid principally through Town Square Bank’s contribution to the employee stock ownership plan and dividends payable on common stock held by the employee stock ownership plan over the 20-year term of the loan. The interest rate for the employee stock ownership plan loan is an adjustable rate equal to the prime rate, as published in The Wall Street Journal, on the first business day of the calendar year, retroactive to January 1 of such year.

The trustee holds the shares purchased by the employee stock ownership plan in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as we repay the loan. The trustee will allocate the shares released among participants on the basis of each participant’s proportional share of compensation relative to all participants. A participant will become 100% vested in his or her account balance after completing three years of service. Participants who were employed by Town Square Bank immediately before the offering received credit for vesting purposes for years of service before adoption of the employee stock ownership plan. Participants also become fully vested automatically upon normal retirement, death or disability, a change in control, or termination of the employee stock ownership plan. Generally, participants will receive distributions from the employee stock ownership plan upon separation from service. The employee stock ownership plan reallocates any unvested shares forfeited upon termination of employment among the remaining participants.

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

Under applicable accounting requirements, Town Square Bank records a compensation expense for the employee stock ownership plan at the fair market value of the shares as they are committed to be released from the unallocated suspense account to participants’ accounts, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to plan participants results in a corresponding reduction in the Company’s earnings.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards that had not vested as of December 31, 2015 for each named executive officer other than Ralph E. Coffman, Jr. He did not have any unexercised options and stock awards that had not vested as of December 31, 2015.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
Bruce VanHorn	8,000	12,000	14.16	3/18/2024	—	—
Miles R. Armentrout	10,000	15,000	15.00	5/10/2023	5,665	96,872
James W. King	10,000	15,000	15.00	5/10/2023	5,665	96,872

(1)	Stock options vest at the rate of 20% per year commencing May 21, 2014 (March 18, 2015 for Mr. VanHorn), one year from the date of grant, and continuing on each anniversary thereafter through May 21, 2018 (March 18, 2019 for Mr. VanHorn), five years from the date of grant.
(2)	Restricted stock vests at the rate of 20% per year commencing April 16, 2014, one year from the date of grant, and continuing on each anniversary thereafter through April 16, 2018.
(3)	Reflects the closing market price of the stock on December 31, 2015 ($17.10) multiplied by the number of shares of restricted stock held by the named executive officer on such date.

Stock Benefit Plan

2013 Equity Incentive Plan. In January 2013, the Company’s stockholders approved the Poage Bankshares, Inc. 2013 Equity Incentive Plan (the “Equity Incentive Plan”), which provides officers, employees, and directors of Poage Bankshares and Town Square Bank with additional incentives to promote the Company’s growth and performance. Most of the companies that the Company competes with for directors and management-level employees are public companies that offer equity compensation as part of their overall director and officer compensation programs. By approving the Equity Incentive Plan, the Company’s stockholders have given the Company flexibility needed to continue to attract and retain highly qualified officers and directors by offering a competitive compensation program that is linked to the performance of the Company’s common stock.

The Equity Incentive Plan authorizes the issuance or delivery of up to 472,132 shares of Poage Bankshares common stock pursuant to grants of restricted stock awards, incentive stock options, and non-qualified stock options; provided, however, that the maximum number of shares of stock that may be delivered pursuant to the exercise of stock options is 337,237 (all of which may be granted as incentive stock options) and the maximum number of shares of stock that may be issued as restricted stock awards is 134,895.

The Equity Incentive Plan is administered by the members of the Company’s Compensation Committee of the Board of Directors (the “Committee”) who are “Disinterested Board Members,” as defined in the Equity Incentive Plan. The Committee has the authority and discretion to select the persons who will receive awards; establish the terms and conditions relating to each award; adopt rules and regulations relating to the Equity Incentive Plan; and interpret the Equity Incentive Plan. The Equity Incentive Plan also permits the Committee to delegate all or any portion of its responsibilities and powers.

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

Director Compensation

The following table sets forth for the fiscal year ended December 31, 2015 certain information as to the total remuneration we paid to our directors other than to our named executive officers. Information with respect to director compensation paid to directors who are also named executive officers is included above in “—Executive Compensation—Summary Compensation Table.”

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation(1) ($)	Total ($)
Darryl Akers.	18,200	—	—	30,875	49,075
Stephen Burchett	8,000	—	—	—	8,000
Thomas Burnette	27,750	—	—	—	27,750
Thomas P. Carver II(2)	43,000	—	—	1,198	44,198
Everett B. Gevedon	25,100	—	—	2,594	27,694
Daniel King III	15,100	—	—	—	15,100
Stuart N. Moore	25,600	—	—	3,230	28,830
Charles W. Robinson	27,100	—	—	3,787	30,887
John C. Stewart, Jr	27,100	—	—	—	27,100

(1)	Represents long term care insurance premiums paid by Town Square Bank on behalf of each director, except Messrs. Burchett, Burnette, Carver, King and Stewart. The amount for Mr. Akers only, includes $24,300 for consulting services and $4,118 of life insurance premiums paid by Town Square Bank. In addition, the amounts include dividends paid on non-vested restricted stock awards in the amount of $1,197 for each director, except the amount for Messrs. Akers, Burchett, Burnette, King and Stewart is $399, $0, $0, $0 and $0, respectively.
(2)	Mr. Carver passed away on February 7, 2016.

Director Fees

Each person who serves as a director of Poage Bankshares, other than Messrs. Akers and King, also serves as a director of Town Square Bank and earns director and committee fees in his capacity as a director or committee member of Poage Bankshares and Town Square Bank.  However, if a Poage Bankshares meeting immediately precedes or follows a Town Square Bank meeting the directors will only be paid for one meeting.  All director fees are paid by Town Square Bank. Each director or committee member is paid only if in attendance in person or by telephone.  Employee directors are only paid for special meetings if they are held after 5:00 p.m.

Each director of Town Square Bank is paid a regular monthly meeting fee of $1,400, except that Mr. Carver received, and Mr. Burnette receives, $2,500 as Chairman of the Board, Mr. Burnette received, and Mr. Robinson currently receives, $1,450 as Vice-Chairman of the Board and Mr. VanHorn receives $1,450. Each non-employee director receives $500 per committee meeting, except that each non-employee director receives $150 per meeting of the Directors Loan Committee.

Director Plans

Director Supplemental Retirement Plans. Town Square Bank has purchased insurance policies on the lives of Messrs. Carver, Gevedon, Moore and Robinson and has entered into a Director Supplemental Retirement Plan (the “Plan”) with each of Messrs. Carver, Gevedon, Moore and Robinson. The insurance policies are owned by Town Square Bank, which paid each premium due on the policies in a single lump sum. The amount of the premiums paid for the life insurance policies was $220,000, $60,845, $121,000 and $115,504, respectively, on behalf of Messrs. Carver, Gevedon, Moore and Robinson. Under the Director Supplemental Retirement Plans, upon a director’s death, the director’s beneficiary will be paid a death benefit equal to the director’s accrued liability retirement plan, as defined in the plan. If the directors had died as of December 31, 2015, the beneficiaries of Messrs. Carver, Gevedon, Moore and Robinson would have received a death benefit of approximately $93,750, $32,581, $37,677 and $125,051, respectively. Upon Mr. Carver’s death on February 7, 2015, $95,581 was paid to his beneficiary pursuant to the terms of the plan.

If Messrs. Gevedon, Moore and Robinson remain in the service of Town Square Bank until normal retirement age (age 70), each shall receive an annual benefit payable over thirteen years (fourteen years for Mr. Robinson) in monthly installments commencing thirty (30) days following the date of the director’s retirement. If a director terminates employment following a change in control, then the director shall receive the benefits as if the director had attained normal retirement age. If a termination of employment following a change in control had occurred as of December 31, 2015, Messrs. Gevedon, Moore and Robinson would have received, beginning at normal retirement age (as defined in the plan), amounts specified in an exhibit to each director’s agreement, which provides for different payment amounts in different years. The first year’s payment amounts are $12,921, $8,655 and $11,832, respectively, which would be payable for up to thirteen years (fourteen for Mr. Robinson).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Securities Authorized for Issuance Under Stock-Based Incentive Plans

The following table sets forth information as of December 21, 2015 about common stock that may be issued under the Company’s equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under stock- based compensation plans (excluding securities reflected in first column
Equity compensation plans approved by stockholders (1)	205,500	$14.93	49,987
Equity compensation plans not approved by stockholders	—	—	—
Total	205,500	$14.93	49,987

(1)	These awards were granted pursuant to the Equity Incentive Plan.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of April 28, 2016, the shares of Company common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us to be a beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each director and executive officer and for the Town Square Bank Employee Stock Ownership Plan (the “ESOP”) is 1500 Carter Avenue, Ashland, Kentucky 41101.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership (1) (2)		Percent of Shares of Common Stock Outstanding

Greater than 5% Stockholders

Town Square Bank ESOP	268,785		7.04%

Joseph Stilwell	374,708	(3)	9.81%
Stilwell Partners, L.P.
Stilwell Value LLC
Stilwell Value Partners VII, L.P
Stilwell Activist Fund, L.P.
Stilwell Activist Investments, L.P.
111 Broadway, 12th Floor
New York, New York 10006

Ithan Creek Master Investors (Cayman), L.P.	316,716	(4)	8.29%
Wellington Management Group LLP
Wellington Group Holdings LLP
Wellington Investment Advisors Holdings LLP
Wellington Management Company LLP
c/o Wellington Management Company, LLP
280 Congress Street
Boston, Massachusetts 02210

Sandler O’Neill Asset Management, LLC	227,200	(5)	5.95%
SOAM Holdings, LLC
Terry Maltese
150 East 52nd Street, 30th Floor
New York, New York 10022

Directors and Executive Officers

Bruce VanHorn, President, Chief Executive Officer and Director	34,707	(6)	*
Darryl E. Akers, Director	13,033	(7)	*
Stephen Burchett, Director	50		*
Thomas Burnette, Chairman of the Board	80,760		2.11%
Everett B. Gevedon, Director	38,994	(8)	1.02%
Daniel King III, Director	7,781	(9)	*
Stuart N. Moore, Director	58,161	(10)	1.52%
Charles W. Robinson, Vice Chairman of the Board	48,287	(11)	1.26%
John C. Stewart, Jr., Director	64,386	(12)	1.69%
James W. King, Executive Vice President, Chief Information Officer and Secretary	35,437	(13)	*
Jane Gilkerson, Executive Vice President and Chief Financial Officer	3,102	(14)	*
Miles R. Armentrout, Executive Vice President and Chief Credit Officer	21,345	(15)	*
Jeffery W. Clark, Senior Vice President and Controller	18,704	(16)	*

All directors and executive officers as a group (13 persons)	424,747		11.12%

*	Less than 1%.
(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.
(2)	An aggregate of 42,832 shares held in the ESOP have been allocated to participant accounts.
(3)	Based on a Schedule 13D filed with the Securities and Exchange Commission on July 28, 2015.
(4)	Based on a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2016.
(5)	Based on a Schedule 13D filed with the Securities and Exchange Commission on April 14, 2014.

(6)	Includes 18,450 shares held jointly with Mr. VanHorn’s wife, over which Mr. VanHorn is deemed to have shared voting and dispositive power, 5,805 shares held by an IRA for the benefit of Mr. VanHorn, 452 shares held by the ESOP and options to purchase 8,000 shares of stock that have vested or will vest within 60 days of the record date.
(7)	Includes 2,135 shares held by the ESOP, 1,618 unvested shares of restricted stock, and options to purchase 7,200 shares of stock that have vested or will vest within 60 days of the record date.
(8)	Includes 4,856 unvested shares of restricted stock and options to purchase 7,200 shares of stock that have vested or will vest within 60 days of the record date.
(9)	Includes 7,583 shares held jointly with Mr. King’s wife and daughter, and 198 shares held in an IRA for the benefit of Mr. King’s wife, over all of which he has shared voting and dispositive power together with his wife and daughter.
(10)	Includes 15,000 shares held by Mr. Moore’s wife, over which he is deemed to have shared voting and dispositive power together with his wife, 4,856 unvested shares of restricted stock, and options to purchase 7,200 shares of stock that have vested or will vest within 60 days of the record date.
(11)	Includes 15,000 shares held by Mr. Robinson’s wife, over which he is deemed to have shared voting and dispositive power together with his wife, 4,856 unvested shares of restricted stock, and options to purchase 7,200 shares of stock that have vested or will vest within 60 days of the record date.
(12)	Includes 11,460 shares held by Scorpio Assurance, a company controlled by Mr. Stewart, over which he is deemed to have voting and dispositive power, 500 shares held by the John C. Stewart, Jr. Living Trust, for which he serves as trustee, and 51,933 shares held by the John C. Stewart, Jr. and Mary Patricia Stewart Living Trust, for which he serves as trustee.
(13)	Includes 3,531 shares held by the ESOP, 5,665 unvested shares of restricted stock and options to purchase 15,000 shares of stock that have vested or will vest within 60 days of the record date.
(14)	Includes 34 shares held jointly with Ms. Gilkerson’s husband, over whom she is deemed to have shared voting and dispositive power, 214 shares held by the ESOP and 2,854 shares held in an IRA for her benefit.
(15)	Includes 1,067 shares held by the ESOP, 5,665 unvested shares of restricted stock and options to purchase 15,000 shares of stock that have vested or will vest within 60 days of the record date.
(16)	Includes 886 shares held by the ESOP, 5,665 unvested shares of restricted stock and options to purchase 7,350 shares of stock that have vested or will vest within 60 days of the record date.

Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a later date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Town Square Bank historically made loans to its employees through an employee loan program. Directors, executive officers and Regulation O officers were excluded from this program. The program applied to consumer loans, including automobile loans. Pursuant to this program, Town Square Bank waived the $100 loan processing fee for loans made under the employee loan program. Except for the waived loan processing fee, these loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features. Before the acquisition, Town Square Bank made loans to directors and officers under the same terms available to customers. Employees who were not subject to Regulation O were eligible through an employee loan program for a one percent (1.00%) reduction in interest rate on consumer loans, and for a waiver of the origination fee on loans on primary residences.

All loans made by Town Square Bank to their respective directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the respective institution, and did not involve more than the normal risk of collectability of present other unfavorable features.

Other Transactions. Since the beginning of our last fiscal year, there have been no transaction and there are no currently proposed transactions in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any of our executive officers and directors had or will have a direct or indirect material interest.

Director Independence

The Board of Directors has determined that each of the Company’s directors, except for Mr. VanHorn, is “independent” as defined in the listing standards of the NASDAQ Stock Market. Mr. VanHorn is not independent by virtue of his current employment as President and Chief Executive Officer.

In determining the independence of the other directors, the Board of Directors considered the following facts, which are not required to be disclosed under “Transactions With Certain Related Persons” pursuant to applicable SEC rules: that during the fiscals years ended December 31, 2015, 2014 and 2013, Town Square Bank paid $98,033, $27,295 and $117,554, respectively, for office furniture and supplies to Ashland Office Supplies, a company of which Director Thomas Burnette is President and owner. The Board of Directors determined that the payment of market prices for office furniture and supplies does not interfere with Mr. Burnette’s exercise of independent judgment in carrying out his responsibilities as a director.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Set forth below is certain information concerning aggregate fees billed for professional services rendered by Crowe Horwath LLP during the years ended December 31, 2015 and December 31, 2014.

	2015	2014

Audit Fees	$102,400	$78,000
Audit-Related Fees	$102,541	$101,911
Tax Fees	$16,514	$—
All Other Fees	$7,479	$—

Audit Fees. Audit fees represent the aggregate fees billed to us for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements.

Audit-Related Fees. Audit-related fees billed to us during the year ended December 31, 2015 were for services rendered in connection with the acquisition of Commonwealth Bank. Audit-related fees billed to us during the year ended December 31, 2014 were for services rendered in connection with the acquisition of Town Square Financial Corporation.

Tax Fees. Tax fees billed to us during the year ended December 31, 2015 were for services rendered in connection with the acquisition of Commonwealth Bank, F.S.B.

All Other Fees. Other fees billed to us during the year ended December 31, 2015 were related to the acquisition of Commonwealth Bank, F.S.B.

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

Pre-Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm, either by approving an engagement before the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit-related fees and all other fees described above were approved as part of our engagement of Crowe Horwath LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

None.

(a)(2)	Financial Statement Schedules

None.

(a)(3)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POAGE BANKSHARES, Inc.

Date: April 29, 2016	By:	/s/ Bruce VanHorn
Bruce VanHorn
President and Chief Executive Officer
(Duly authorized representative)

