Form 10-Q
period 2016-03-31
Poage Bankshares, Inc.
filed 2016-05-11
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from ______________________ to___________________

Commission File Number 001-35295

Poage Bankshares, Inc.

(Exact Name of Registrant as Specified in Charter)

Maryland	45-3204393
(State of Other Jurisdiction	(I.R.S Employer
of Incorporation)	Identification Number)

1500 Carter Avenue, Ashland, KY 41101	41101
(Address of Principal Executive Officer)	(Zip Code)

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

As of May 11, 2016, the number of shares of the Registrant’s common stock, par value $.01 per share, was 3,820,135

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from financial institutions	$11,642	$23,876
Interest-bearing deposits in other financial institutions	1,992	1,992
Securities available for sale	66,675	63,975
Loans held for sale	345	367
Loans, net of allowance of $2,135 and $1,858	324,888	314,143
Restricted stock, at cost	3,276	3,276
Other real estate owned, net	1,648	1,306
Premises and equipment, net	11,456	11,514
Company owned life insurance	6,986	6,941
Accrued interest receivable	1,463	1,340
Goodwill	1,277	1,277
Other intangible assets, net	1,266	1,353
Deferred tax asset	1,344	1,617
Other assets	1,871	2,111
Total assets	$436,129	$435,088

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$48,411	$49,222
Interest bearing	296,399	293,908
Total deposits	344,810	343,130
Federal Home Loan Bank advances	15,036	15,803
Subordinated debenture	2,777	2,761
Accrued interest payable	68	38
Other liabilities	2,697	2,115
Total liabilities	365,388	363,847

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,823,451 and 3,894,282 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	38	39
Additional paid-in-capital	37,612	38,673
Retained earnings	34,539	34,270
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,091)	(2,125)
Accumulated other comprehensive income	643	384
Total shareholders' equity	70,741	71,241
Total liabilities and shareholders' equity	$436,129	$435,088

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	Three months ended
	March 31,
	2016	2015
Interest and dividend income
Loans, including fees	$4,318	$4,210
Taxable securities	256	261
Tax exempt securities	110	102
Federal funds sold and other	50	33
	4,734	4,606
Interest expense
Deposits	472	447
Federal Home Loan Bank advances and other	91	103
	563	550
Net interest income	4,171	4,056

Provision for loan losses	375	91
Net interest income after provision for loan losses	3,796	3,965

Non-interest income
Service charges on deposits	494	441
Other service charges	13	10
Loan servicing fees	66	91
Gains on mortgage banking activity	42	68
Income from company owned life insurance	45	45
Gain on insurance settlement/claims	-	41
Other	6	4
	666	700
Non-interest expense
Salaries and employee benefits	1,878	1,843
Occupancy and equipment	361	397
Data processing	707	549
Federal deposit insurance	64	64
Loan processing and collection	75	71
Foreclosed assets, net	54	106
Advertising	48	38
Professional fees	121	187
Other taxes	108	95
Director fees and expenses	57	54
Amortization of intangible assets	87	81
Other	226	270
	3,786	3,755
Income before income taxes	676	910
Income tax expense	177	324
Net income	$499	$586
Earnings per common share:
Basic	$0.14	$0.16
Dilutive	0.14	0.16
Dividend per share	$0.06	$0.05

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	Three months ended
	March 31,
	2016	2015

Net income	$499	$586
Other comprehensive income:
Unrealized holding gains on available for sale securities	392	233
Reclassification adjustments for (gains) losses recognized in income	-	-
Net unrealized holding gains on available for sale securities	392	233
Tax effect	(133)	(79)
Other comprehensive income	259	154
Comprehensive income	$758	$740

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands except per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income	Equity
Balances, January 1, 2016	$39	$38,673	$34,270	$(2,125)	$384	$71,241
Net income	-	-	499	-	-	499
Stock repurchasing, 70,831 shares repurchased	(1)	(1,233)	-	-	-	(1,234)
Dividends paid ($0.06/share)	-	-	(230)	-	-	(230)
ESOP compensation earned	-	24	-	34	-	58
Stock based compensation expense	-	148	-	-	-	148
Change in other comprehensive income	-	-	-	-	259	259
Balances, March 31, 2016	$38	$37,612	$34,539	$(2,091)	$643	$70,741

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands except per share data)

	Three months ended
	March 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$499	$586
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	183	150
Provision for loan losses	375	91
ESOP compensation expense	58	51
Stock based compensation expense	148	130
Gain on sale of premises and equipment	(92)	-
Loss on sale of other real estate owned	8	51
Gain on sale of repossessed assets	-	(1)
Amortization of core deposit intangible	87	81
Accretion of fair value adjustments related to loans	(222)	(339)
Accretion of fair value adjustments related to deposits	(16)	(16)
Amortization of fair value related to subordinated debenture	16	16
Net amortization on securities	98	116
Deferred income tax expense (benefit)	140	(69)
Net gain on mortgage banking activities	(42)	(68)
Origination of loans held for sale	(1,472)	(2,078)
Proceeds from loans held for sale	1,536	2,268
Increase in cash value of life insurance	(45)	(45)
Change in asset and liabilities, net assets and liabilities acquired:
Accrued interest receivable	(123)	(67)
Other assets	272	920
Accrued interest payable	30	42
Other liabilities	588	844
Net cash from operating activities	2,026	2,663

CASH FLOW FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from calls	-	1,000
Proceeds from maturities	-	405
Purchases	(4,046)	(7,632)
Principal payments received	1,640	1,540
Loan originations and principal payments on loans, net	(11,355)	1,916
Proceeds from the sale of other real estate owned	69	108
Proceeds from the sale of repossessed assets	-	34
Purchase of properties and equipment	(33)	(407)
Net cash from investing activities	(13,725)	(3,036)

CASH FLOW FROM FINANCING ACTIVITIES
Net change in deposits	1,696	3,308
Proceeds from Federal Home Loan Bank borrowings	21,000	14,000
Payments on Federal Home Loan Bank borrowings	(21,767)	(15,779)
Cash dividend paid	(230)	(193)
Stock repurchases	(1,234)	(1,234)
Net cash from financing activities	(535)	102

CHANGE IN CASH AND CASH EQUIVALENTS	(12,234)	(271)

Cash and cash equivalents at beginning of period	23,876	16,967

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,642	$16,696

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$533	$508
Real estate acquired in settlement of loans	$425	$-

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2016 and December 31, 2015 and the results of operations and cash flows for the interim periods ended March 31, 2016 and 2015. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at March 31, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2016
States and political subdivisions	$18,879	$627	$(17)	$19,489
U.S. Government agencies and sponsored entities	9,750	9	(4)	9,755
Government sponsored entities residential mortgage-backed:
FHLMC	11,958	219	-	12,177
FNMA	11,136	138	(6)	11,268
Collateralized mortgage obligations	7,130	9	(52)	7,087
SBA loan pools	6,848	54	(3)	6,899
Total securities	$65,701	$1,056	$(82)	$66,675

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
States and political subdivisions	$17,398	$567	$(5)	$17,960
U.S. Government agencies and sponsored entities	9,750	-	(112)	9,638
Government sponsored entities residential mortgage-backed:
FHLMC	11,499	156	(11)	11,644
FNMA	11,657	91	(21)	11,727
Collateralized mortgage obligations	7,720	-	(86)	7,634
SBA loan pools	5,370	17	(15)	5,372
Total securities	$63,394	$831	$(250)	$63,975

There were no sales of securities for the three months ended March 31, 2016 and March 31, 2015.

The amortized cost and fair value of the securities portfolio at March 31, 2016 are shown in the following table by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	March 31,
	2016
	Amortized	Fair
	Cost	Value

Within one year	$141	$141
One to five years	17,038	17,181
Five to ten years	7,434	7,855
Beyond ten years	4,016	4,067
Mortgage-backed securities and collateralized mortgage obligations	30,224	30,532
SBA loan pools	6,848	6,899
Total	$65,701	$66,675

The following table summarizes the securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2016
States and political subdivisions	$1,722	$(17)	$-	$-	$1,722	$(17)
U.S. Government agencies and sponsored entities	3,000	-	2,496	(4)	5,496	(4)
Government sponsored entities residential mortgage backed:
FNMA	1,545	(6)	-	-	1,545	(6)
Collateralized mortgage obligations	2,574	(16)	2,673	(36)	5,247	(52)
SBA loan pools	1,830	(3)	-	-	1,830	(3)
Total available-for-sale securities	$10,671	$(42)	$5,169	$(40)	$15,840	$(82)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
States and political subdivisions	$1,357	$(5)	$-	$-	$1,357	$(5)
U.S. Government agencies and sponsored entities	4,212	(39)	5,426	(73)	9,638	(112)
Government sponsored entities residential mortgage backed:
FHLMC	1,429	(11)	-	-	1,429	(11)
FNMA	2,529	(21)	-	-	2,529	(21)
Collateralized mortgage obligations	5,387	(35)	2,247	(51)	7,634	(86)
SBA loan pools	1,845	(15)	-	-	1,845	(15)
Total available-for-sale securities	$16,759	$(126)	$7,673	$(124)	$24,432	$(250)

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

NOTE 3 – LOANS

Loans at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Real estate:
One to four family	$189,848	$184,613
Multi-family	4,470	4,521
Commercial real estate	62,242	62,726
Construction and land	13,596	6,282
	270,156	258,142

Commercial and Industrial	30,371	31,841

Consumer
Home equity loans and lines of credit	8,723	8,287
Motor vehicle	10,901	10,735
Other	7,261	7,347
	26,885	26,369

Total	327,412	316,352
Less: Net deferred loan fees	389	351
Allowance for loan losses	2,135	1,858
	$324,888	$314,143

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2016 and December 31, 2015. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

March 31, 2016

	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$41	$-	$1,863	$1,904	$1,361	$2,237	$266,558	$270,156
Commercial and industrial	-	-	93	$93	161	-	30,210	30,371
Consumer	13	-	125	$138	23	7	26,855	26,885
Unallocated	-	-	-	-	-	-	-	-
Total	$54	$-	$2,081	$2,135	$1,545	$2,244	$323,623	$327,412

December 31, 2015

	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total
Real estate	$2	$-	$1,674	$1,676	$1,497	$2,624	$254,021	$258,142
Commercial and industrial	-	-	77	77	449	-	31,392	31,841
Consumer	13	-	92	105	23	16	26,330	26,369
Unallocated	-	-	-	-	-	-	-	-
Total	$15	$-	$1,843	$1,858	$1,969	$2,640	$311,743	$316,352

The following table presents information related to impaired loans by class of loans as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Real Estate:
One to four family	$725	$706	$-	$1,416	$1,100	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	448	448	-	183	183	-
Construction and land	-	-	-	-	-	-
Commercial and Industrial	273	161	-	582	449	-
Consumer:
Home Equity and lines of credit	-	-	-	-	-	-
Motor Vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$1,446	$1,315	$-	$2,181	$1,732	$-

With an allowance recorded:
Real Estate:
One to four family	$207	$207	$41	$-	$-	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	214	214	2
Construction and land	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer:
Home Equity and lines of credit	23	23	13	23	23	13
Motor Vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	230	230	54	237	237	15
Total	$1,676	$1,545	$54	$2,418	$1,969	$15

For the purpose of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended March 31, 2016. Impaired loans averaged $834,000 for the three months ended March 31, 2015. Interest income recognized on impaired loans for the three months ended March 31, 2015 was immaterial. The table includes loans acquired with deteriorated credit quality that are still individually evaluated for impairment.

	Average	Interest	Cash Basis
Three months ended	Recorded	Income	Interest
March 31, 2016	Investment	Recognized	Recognized
Real Estate:
One to four family	$913	$2	$-
Multi-family	-	-	-
Commercial real estate	448	-	-
Construction and land	-	-	-
Commercial and Industrial	161	-	-
Consumer:
Home Equity and lines of credit	23	-	-
Motor Vehicle	-	-	-
Other	-	-	-
Total	$1,545	$2	$-

	Average	Interest	Cash Basis
Three months ended	Recorded	Income	Interest
March 31, 2015	Investment	Recognized	Recognized
Real Estate:
One to four family	$506	$-	$-
Multi-family	-	-	-
Commercial real estate	751	-	-
Construction and land	-	-	-
Commercial and Industrial	244	-	-
Consumer:
Home Equity and lines of credit	-	-	-
Motor Vehicle	-	-	-
Other	-	-	-
Total	$1,501	$-	$-

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following table sets forth an analysis of our allowance for loan losses for the three months ended March 31, 2016 and 2015 (in thousands):

Three months ended		Commercial
March 31, 2016	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,676	$77	$105	$-	$1,858
Provision for loan losses	298	11	66	-	375
Loans charged-off	(73)	-	(70)	-	(143)
Recoveries	3	5	37	-	45
Total ending allowance balance	$1,904	$93	$138	$-	$2,135

Three months ended		Commercial
March 31, 2015	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,806	$43	$62	$-	$1,911
Provision for loan losses	(1)	54	38	-	91
Loans charged-off	(52)	(52)	(47)	-	(151)
Recoveries	125	27	10	-	162
Total ending allowance balance	$1,878	$72	$63	$-	$2,013

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016		December 31, 2015
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$2,890	$-	$2,967	$-
Multi-family	-	-	-	-
Commercial real estate	779	-	773	-
Construction and land	-	-	259	-
Commercial and industrial	163	-	449	-
Consumer:
Home equity loans and lines of credit	23	-	23	-
Motor vehicle	-	-	-	-
Other	8	-	31	-
Total	$3,863	$-	$4,502	$-

The following table presents the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015 by class of loans. As of March 31, 2016, consumer residential properties in process of foreclosure was $682,000. Non-accrual loans of $3.8 million as of March 31, 2016 and $4.5 million at December 31, 2015 are included in the tables below and have been categorized based on their payment status (in thousands):

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
March 31, 2016
Real estate:
One to four family	$600	$636	$1,087	$2,323	$1,329	$186,196	$189,848
Multi-family	-	-	-	-	-	4,470	4,470
Commercial real estate	-	18	209	227	908	61,107	62,242
Construction and land	-	-	-	-	-	13,596	13,596
Commercial and industrial	94	3	153	250	-	30,121	30,371
Consumer:
Home equity loans and lines of credit	123	-	23	146	-	8,577	8,723
Motor vehicle	17	2	-	19	2	10,880	10,901
Other	1	3	-	4	5	7,252	7,261
Total	$835	$662	$1,472	$2,969	$2,244	$322,199	$327,412

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2015
Real estate:
One to four family	$1,152	$35	$1,226	$2,413	$1,305	$180,895	$184,613
Multi-family	-	-	-	-	-	4,521	4,521
Commercial real estate	44	-	214	258	1,061	61,407	62,726
Construction and land	-	-	-	-	258	6,024	6,282
Commercial and industrial	3	19	362	384	-	31,457	31,841
Consumer:
Home equity loans and lines of credit	-	-	23	23	-	8,264	8,287
Motor vehicle	21	1	-	22	4	10,709	10,735
Other	25	2	1	28	12	7,307	7,347
Total	$1,245	$57	$1,826	$3,128	$2,640	$310,584	$316,352

Troubled Debt Restructurings:

As of March 31, 2016, the Company has a recorded investment in three TDRs which totaled $306,000. There were $307,000 at December 31, 2015. A less than market rate and extended term was granted as concessions for both TDRs. No additional charge-off or provision has been made for the loan relationships. No additional commitments to lend have been made to the borrower.

March 31, 2016	TDRs on Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$-	$105	$105
Multi-family	-	-	-
Commercial real estate	182	-	182
Construction and land	-	-	-
Commercial and Industrial	19	-	19
Consumer:
Home equity loans and lines of credit	-	-	-
Motor Vehicle	-	-	-
Other	-	-	-
Total	$201	$105	$306

December 31, 2015	TDRs on Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$-	$105	$105
Multi-family	-	-	-
Commercial real estate	183	-	183
Construction and land	-	-	-
Commercial and Industrial	19	-	19
Consumer:
Home equity loans and lines of credit	-	-	-
Motor Vehicle	-	-	-
Other	-	-	-
Total	$202	$105	$307

There were no TDR's that occurred during the three months ended March 31, 2016 and one TDR that occurred during the three months ended March 31, 2015.

The modification of the Residential real estate loan above occurred during the three months ended March 31, 2015. The modification did not include a permanent reduction of the recorded investment in the loans and did not increase the allowance for loan losses during the three months ended March 31, 2016 and 2015. There were no TDR’s that subsequently defaulted during the three months ended March 31, 2016 and 2015.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
March 31, 2016	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$182,430	$2,465	$4,953	$-	$-	$189,848
Multi family	4,470	-	-	-	-	4,470
Commercial real estate	59,924	289	2,029	-	-	62,242
Construction and land	13,596	-	-	-	-	13,596
Commercial and industrial	29,011	311	1,049	-	-	30,371
Home equity loans and lines of credit	8,575	-	148	-	-	8,723
Motor vehicle	10,869	8	24	-	-	10,901
Other	7,246	5	10	-	-	7,261
Total	$316,121	$3,078	$8,213	$-	$-	$327,412

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$176,824	$2,716	$5,073	$-	$-	$184,613
Multi family	4,521	-	-	-	-	4,521
Commercial real estate	60,544	107	2,075	-	-	62,726
Construction and land	6,023	0	259	-	-	6,282
Commercial and industrial	30,551	5	1,285	-	-	31,841
Home equity loans and lines of credit	8,262	0	25	-	-	8,287
Motor vehicle	10,703	0	32	-	-	10,735
Other	7,306	8	33	-	-	7,347
Total	$304,734	$2,836	$8,782	$-	$-	$316,352

There were $2.0 million and $2.3 million purchased credit impaired (“PCI”) loans included in substandard disclosure above at March 31, 2016 and December 31, 2015, respectively.

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

Purchased Loans as of March 31, 2016	Non-impaired	Credit-impaired
	Purchased	Purchased
(in thousands)	Loans	Loans
Real estate:
One to four family	$36,594	$1,329
Commercial real estate	27,877	908
Construction and land	1,031	-
Commercial and Industrial	4,748	-
Consumer loans:
Home equity loans and lines of credit	1,555	-
Motor vehicle	466	2
Other	982	5
Total loans	$73,253	$2,244

Purchased Loans as of December 31, 2015	Non-impaired	Credit-impaired
	Purchased	Purchased
(in thousands)	Loans	Loans
Real estate:
One to four family	$37,557	$1,305
Commercial real estate	28,322	1,061
Construction and land	1,058	258
Commercial and Industrial	7,122	-
Consumer loans:
Home equity loans and lines of credit	1,660	-
Motor vehicle	605	4
Other	1,107	12
Total loans	$77,431	$2,640

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three months ended March 31, 2016 and March 31, 2015.

The following table presents the composition of the acquired loans at March 31, 2016.

As of March 31, 2016
	Contractual	Fair Value
(in thousands)	Amount	Adjustments	Fair Value
Real estate:
One to four family	$38,702	$(779)	$37,923
Commercial Real Estate	29,321	(536)	28,785
Construction and land	1,043	(12)	1,031
Commercial and Industrial	4,825	(77)	4,748
Consumer loans:
Home equity loans and lines of credit	1,573	(18)	1,555
Motor vehicle	475	(7)	468
Other	1,003	(16)	987
Total loans	$76,942	$(1,445)	$75,497

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of March 31, 2016.

(in thousands)	March 31, 2016	December 31, 2015

Carrying Amount	$2,244	$2,640
Non-Accretable difference	328	349
Accretable yield	225	292
Contractually-required principal and interest payments	$2,797	$3,281

The Company adjusted interest income to recognize $67,000 and $110,000 of accretable yield on credit-impaired purchased loans for the three months ended March 31, 2016 and 2015, respectively.

(in thousands)	March 31, 2016	December 31, 2015
Real Estate:
One to four family	$1,329	$1,305
Commercial real estate	908	1,061
Construction and land	-	258
Commercial and industrial	-	-
Consumer:
Home equity loans and lines of credit	-	-
Motor vehicle	2	4
Other	5	12
Outstanding Balance	$2,244	$2,640

Carrying amount, net of allowance of $0, and $0	$2,244	$2,640

Accretable yield, or income expected to be collected, is as follows (in thousands):

	2016	2015

Balance at January 1,	$292	$625
New Loans Purchased	-	-
Accretion of income	(67)	(110)
Reclassifications from nonaccretable difference	-	-
Disposals	-	-
Balance at March 31,	$225	$515

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at March 31, 2016 and December 31, 2015 were as follows (in thousands):

	March 31, 2016	December 31, 2015

Maturities April 2016 through January 2029, fixed rate at rates from 0.45% to 6.86%, weighted average rate of 1.45% at March 31, 2016 and 1.52% at December 31, 2015	$15,036	$15,803

Payments contractually required over the next five years are as follows (in thousands):

March 31,
2017	$11,368
2018	1,794
2019	1,209
2020	223
2021	88
Thereafter	354
Total	$15,036

NOTE 5 – FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at
	March 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$19,489	$-	$19,489	$-
U.S. Government agencies and sponsored entities	9,755	-	9,755	-
Mortgage backed securities: residential	23,445	-	23,445	-
Collateralized mortgage obligations	7,087	-	7,087	-
SBA loan pools	6,899	-	6,899	-
Total securities	$66,675	$-	$66,675	$-

	Fair Value Measurements at
	December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$17,960	$-	$17,960	$-
U.S. Government agencies and sponsored entities	9,638	-	9,638	-
Mortgage backed securities: residential	23,371	-	23,371	-
Collateralized mortgage obligations	7,634	-	7,634	-
SBA loan pools	5,372	-	5,372	-
Total securities	$63,975	$-	$63,975	$-

For the periods ended March 31, 2016 and December 31, 2015, there were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at
	March 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans
Home equity line of credit, net	$10	$-	$-	$10
Residential real estate, net	166	-	-	166

	Fair Value Measurements at
	December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Commercial real estate, net	$212	$-	$-	$212
Home equity line of credit, net	10	-	-	10

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

At March 31, 2016, impaired loans recorded at fair value had a net carrying amount of $176,000 equal to the outstanding balance of $230,000, net of a valuation allowance of $54,000. There were no charge-offs for the three months ended March 31, 2016. At December 31, 2015, impaired loans recorded at fair value had a net carrying amount of $222,000 equal to the outstanding balance of $237,000, net of a valuation allowance of $15,000. There were charge-offs for the year ended December 31, 2015 in the amount of $252,000. At March 31, 2015, impaired loans recorded at fair value had a net carrying amount of $680,000 equal to the outstanding balance of $750,000, net of a valuation allowance of $70,000. There were no charge-offs for the three months ended March 31, 2015.

At March 31, 2016 and December 31, 2015 no OREO was recorded at fair value. At March 31, 2015, OREO recorded at fair value had a net carrying amount of $187,000 made up of the outstanding balance of $244,000, net of a valuation allowance of $57,000. There were no write-downs for the three months ended March 31, 2016 and March 31, 2015.

The carrying amounts and estimated fair values of financial instruments at March 31, 2016 and December 31, 2015 are as follows (in thousands):

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
March 31, 2016
Financial assets
Cash and cash equivalents	$11,643	$11,643	$-	$-	$11,643
Interest-bearing deposits	1,992	1,992	-	-	1,992
Securities	66,675	-	66,675	-	66,675
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	345	-	345	-	345
Loans, net	324,888	-	-	359,925	359,925
Accrued interest receivable	1,463	-	369	1,094	1,463

Financial liabilities
Deposits	$344,810	$184,962	$161,392	$-	$346,354
Federal Home Loan Bank advances	15,036	9,003	6,060	-	15,063
Subordinated debenture	2,777	-	2,993	-	2,993
Accrued interest payable	68	-	68	-	68

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
December 31, 2015
Financial assets
Cash and cash equivalents	$23,876	$23,876	$-	$-	$23,876
Interest bearing deposits	1,992	1,992	-	-	1,992
Securities	63,975	-	63,975	-	63,975
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	367	-	367	-	367
Loans, net	314,143	-	-	356,337	356,337
Accrued interest receivable	1,340	-	294	1,046	1,340

Financial liabilities
Deposits	$343,130	$184,284	$158,328	$-	$342,612
Federal Home Loan Bank advances	15,803	9,770	10,943	-	20,713
Subordinated debenture	2,761	-	2,761	-	2,761
Accrued interest payable	38	-	38	-	38

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

NOTE 6 - ESOP PLAN

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

There were no contributions to the ESOP for the three months ended March 31, 2016 or 2015.

Shares held by the ESOP at March 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	March 31,	December 31,
	2016	2015
Allocated to participants	42,832	42,832
Committed to be released	16,862	-
Unearned	209,091	225,953
Total ESOP shares	268,785	268,785

Fair value of unearned shares	$3,469	$3,864

NOTE 7 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three months ended March 31, 2016 and 2015, were as follows (dollar amounts in thousands, except per share data):

	Three months ended
	March 31,
	2016	2015
Basic
Net income	$499	$586
Less: Earnings allocated to participating securities	12	14
Net income available to common shareholders	$487	$572

Weighted average common shares outstanding	3,847,409	3,848,948
Less: Average unallocated ESOP shares	211,302	239,439
Average participating shares	50,976	91,589
Average shares	3,585,131	3,517,920

Basic earnings per common share	$0.14	$0.16

Diluted
Net income available to common shareholders	$487	$572

Weighted average common shares outstanding for basic earnings per common share	3,585,131	3,517,920
Add: Dilutive effects of assumed exercises of stock options	17,091	-
Average shares and dilutive potential common shares	3,602,222	3,517,920

Diluted earnings per common share	$0.14	$0.16

Stock options of 205,500 shares of common stock were considered in computing diluted earnings per common share at March 31, 2016. No stock options were excluded from the calculation of diluted earnings per common share for March 31, 2016. Stock options of 295,500 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2015 because they were antidilutive.

NOTE 8 – STOCK BASED COMPENSATION

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

The following table summarizes stock option activity for the three months ended March 31, 2016:

		Weighted Average
	Options	Exercise Price

Outstanding - December 31, 2015	205,500	$14.93
Granted	-	-
Exercised and settled	-	-
Forfeited	-	-
Outstanding - March 31, 2016	205,500	$14.93

Fully vested and exercisable at March 31, 2016	87,400
Fully vested and exercisable at December 31, 2015	76,200
Expected to vest in future periods	118,100

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. During the three months ended March 31, 2016, 11,200 options vested. Stock-based compensation expense for stock options included in salaries and benefits for the three months ended March 31, 2016 and 2015 was $31,000 and $30,000, respectively. Total unrecognized compensation cost related to non-vested stock options was $177,000 at March 31, 2016 and $208,000 at December 31, 2015 and is expected to be recognized over a period of 4 – 4.5 years.

The following table summarizes non-vested restricted stock activity for the three months ended March 31, 2016:

Balance - December 31, 2015	53,947
Granted	-
Forfeited	-
Vested	(4,991)
Balance - March 31, 2016	48,956

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three months ended March 31, 2016 and 2015 was $117,000 and $100,000, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $505,000 at March 31, 2016 and $623,000 at December 31, 2015 and is expected to be recognized over a weighted-average period of 3 years.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table is changes in Accumulated Other Comprehensive Income by component, net of tax for the three months ended March 31, 2016 and March 31, 2015 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities
	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Beginning balance	$384	$460

Other comprehensive income, net of tax before reclassification	259	154

Amounts reclassified from accumulated to other comprehensive income for gains on sale of securities, net of tax expense of $0 and $0 respectively.	-	-

Net current period other comprehensive income	259	154

Ending Balance	$643	$614

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Poage Bankshares, Inc. for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Except as may be required by law, we do not take any obligation to update any forward-looking statements after the date of this Quarterly Report on form 10-Q. You should not place undue reliance on such forward-looking statements.

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

>	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;

>	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

>	significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;

>	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

>	our ability to successfully enhance internal controls;

>	our business may not be combined successfully with the businesses of Town Square Financial Corporation and Commonwealth, or such combinations may take longer to accomplish than expected;

>	the growth opportunities and cost savings from the acquisitions of Town Square Financial Corporation and Commonwealth may not be fully realized or may take longer to realize than expected;

>	our ability to manage increased expenses following the acquisitions of Town Square Financial Corporation and Commonwealth, including salary and employee benefit expenses and occupation expenses;

>	operating costs, customer losses and business disruption following the acquisitions of Town Square Financial Corporation and Commonwealth, including adverse effects of relationships with employees, may be greater than expected;

>	competition among depository and other financial institutions;

>	our success in increasing our originations of adjustable-rate mortgage loans;

>	our success in increasing our commercial business and commercial real estate loans;

>	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending, including as a result of the acquisitions of Town Square Financial Corporation and Commonwealth;

>	our ability to retain customers and name recognition in the communities we serve as a result of changing our name to “Town Square Bank”;

>	our success in introducing new financial products;

>	our ability to attract and maintain deposits, including depositors of the former Town Square Bank and former depositors of Commonwealth Bank;

>	decreases in our asset quality;

>	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

>	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

>	changes in consumer spending, borrowing and savings habits;

>	declines in the yield on our assets resulting from the current low interest rate environment;

>	risks related to a high concentration of loans secured by real estate located in our market area;

>	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

>	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

>	changes in the level of government support of housing finance;

>	our ability to enter new markets successfully and capitalize on growth opportunities

>	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

>	changes in our organization, compensation and benefit plans and our ability to retain key members of our senior management team;

>	loan delinquencies and changes in the underlying cash flows of our borrowers;

>	the failure or security breaches of computer systems on which we depend;

>	the ability of key third-party providers to perform their obligations to us; and

>	changes in the financial condition or future prospects of issuers of securities that we own.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

At March 31, 2016, the Company’s assets totaled $436.1 million, an increase of $1.0 million, or 0.2%, from $435.1 million at December 31, 2015. The increase was attributed to growth in real estate loans during the quarter funded by growth in interest bearing deposits.

Cash and Cash equivalents decreased by $12.3 million, or 51.2%, to $11.6 million at March 31, 2016 from $23.9 million at December 31, 2015. The decrease was attributable to loan growth of $11.1 million, the purchase of $4.0 million in available for sale securities, and a decrease in outstanding FHLB advances of $767,000, offset by principal payments on securities of $1.6 million and an increase in deposits of $1.7 million.

Loans held for sale decreased $22,000, or 6.0%, to $345,000 at March 31, 2016 from $367,000 at December 31, 2015 due to the decrease in mortgage banking activity.

Loans, net, increased $11.1 million, or 3.4%, to $324.9 million at March 31, 2016 from $314.1 million at December 31, 2015. The increase was primarily attributable to an increase in construction loans and one-to four-family mortgage loans, offset by the decrease in commercial and industrial loans. Real estate secured loans increased $12.0 million, commercial loans decreased $1.5 million and consumer loans increased $516,000 during the three month period ending March 31, 2016. Non-performing loans decreased $639,000, or 14.2%, to $3.9 million at March 31, 2016 from $4.5 million at December 31, 2015.

Securities available for sale increased by $2.7 million, or 4.2%, to $66.7 million at March 31, 2016 from $64.0 million at December 31, 2015. This increase is primarily due to $4.0 million in purchases, offset by $1.6 million in principal payments.

Deposits increased $1.7 million, or 0.5%, to $344.8 million at March 31, 2016 from $343.1 million at December 31, 2015. The increase was attributable to the accounts and normal fluctuation in customer balances.

Federal Home Loan Bank advances decreased $767,000, or 4.9%, to $15.0 million at March 31, 2016 from $15.8 million at December 31, 2015. This decrease in borrowings was primarily due to regular principal payments and maturities.

Other borrowings increased by $16,000, or 0.6%, to $2.8 million at March 31, 2016 from $2.8 million at December 31, 2015 due to the amortization of the fair value related to the subordinated debenture assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of 4,124 trust preferred securities with a liquidation amount of $1,000 per security. The subordinated debt of $2.8 million is shown as a liability because the Company is not considered the primary beneficiary of the Trust. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.46% at March 31, 2016.

Total shareholders’ equity decreased by $500,000, or 0.7%, to $70.7 million at March 31, 2016 from $71.2 million at December 31, 2015. The decrease resulted from the repurchase of common stock totaling $1.2 million and the payment of cash dividends totaling $230,000, offset by an increase in accumulated other comprehensive income by $259,000 and net income of $499,000.

Average Balance and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income. Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality (dollars in thousands).

	For the Three Months Ended March 31,
	2016			2015
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$320,160	$4,318	5.42%	$302,024	$4,210	5.58%
Investment securities	65,043	366	2.26%	67,018	363	2.17%
FHLB stock	3,036	30	3.97%	2,681	27	4.03%
Other interest-earning assets	14,687	20	0.55%	16,066	6	0.15%
Total interest-earning assets	402,926	4,734	4.73%	387,789	4,606	4.75%

Noninterest-earning assets	27,014			26,365
Total assets	429,940			414,154

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	136,028	60	0.18%	118,053	57	0.19%
Certificates of deposit	159,632	412	1.04%	161,047	390	0.97%
Total interest bearing deposits	295,660	472	0.64%	279,100	447	0.64%

FHLB advances	10,974	51	1.87%	17,074	67	1.57%
Subordinated debenture	2,768	40	5.81%	2,708	36	5.32%
Total borrowings	13,742	91	2.66%	19,782	103	2.11%

Total interest bearing liabilities	309,402	563	0.73%	298,882	550	0.74%

Non-interest bearing liabilities:
Non-interest bearing deposits	47,581			45,070
Accrued interest payable	116			150
Other liabilities	2,253			1,986
Total non-interest bearing liabilities	49,950			47,206
Total liabilities	359,352			346,088

Total equity	70,588			68,066
Total liabilities and equity	429,940			414,154

Net interest income		4,171			4,056
Interest rate spread			3.99%			4.01%
Net interest margin			4.16%			4.18%
Average interest-earning assets to average interest-bearing liabilities			130.23%			129.75%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At March 31, 2016, we had $15.0 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $93.6 million.

Poage Bankshares, Inc. is a separate legal entity from Town Square Bank and must provide its own liquidity to pay dividends, repurchase stock and to fund other general corporate activities. Poage Bankshares, Inc.’s primary source of liquidity is dividend payments from Town Square Bank. The ability of Town Square Bank to pay dividends is subject to regulatory requirements. At March 31, 2016, Poage Bankshares, Inc. (on an unconsolidated basis) had liquid assets of $742,000.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company. At March 31, 2016, the actual capital conservation buffer for Town Square Bank was 15.86% compared to the capital conservation buffer requirement of 0.625%.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

As of March 31, 2016, the capital of the Town Square Bank exceeded all required regulatory guidelines.

The following table reflects the Bank’s current regulatory capital levels in more detail, including comparisons to the regulatory minimums at March 31, 2016 and December 31, 2015 (in thousands).

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-weighted Assets)	$68,594	23.86%	$22,996	8.00%	$28,744	10.00%
Tier I Capital
(to Risk-weighted Assets)	66,427	23.11%	17,247	6.00%	22,996	8.00%
Common Equity
(to Risk-weighted Assets)	66,427	23.11%	12,935	4.50%	18,684	6.50%
Tier I Capital
(to Adjusted Total Assets)	66,427	15.51%	17,131	4.00%	21,414	5.00%

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-weighted Assets)	$67,705	24.36%	$22,237	8.00%	$27,796	10.00%
Tier I Capital
(to Risk-weighted Assets)	65,816	23.68%	16,678	6.00%	22,237	8.00%
Common Equity
(to Risk-weighted Assets)	65,816	23.68%	12,508	4.50%	18,067	6.50%
Tier I Capital
(to Adjusted Total Assets)	65,816	15.31%	17,190	4.00%	21,488	5.00%

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

Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015

General. Net income decreased $87,000 to $499,000 for the three months ended March 31, 2016 from net income of $586,000 for the three months ended March 31, 2015. The decrease in net income is attributable to a decrease in non-interest income of $34,000, to $666,000 for the three months ended March 31, 2016 compared to $700,000 for the three months ended March 31, 2015, an increase in provision for loan losses of $284,000 to $375,000 for the three months ended March 31, 2016 compared to $91,000 for the three months ending March 31, 2015, and an increase in interest expense of $13,000 to $563,000 for the three months ended March 31, 2016 compared to $550,000 for the three months ended March 31, 2015, offset by an increase in interest income of $128,000 to $4.7 million for the three months ended March 31, 2016 compared to from $4.6 million for the three months ended March 31, 2015. In addition, tax expense decreased $147,000 to $177,000 for the three months ended March 31, 2016 from $324,000 for the three months ended March 31, 2015.

Interest Income. Interest income increased $128,000, or 2.8%, to $4.7 million for the three months ended March 31, 2016 from $4.6 million for the three months ended March 31, 2015. The average balance of interest-earning assets increased $15.1 million, or 2.5%, to $402.9 million from $387.8 million. The increase in primarily attributable to the acquisition of Commonwealth on May 31, 2015.

Interest income on loans increased $108,000, or 2.6%, to $4.3 million for the three months ended March 31, 2016 from $4.2 million for the three months ended March 31, 2015. The average yields on loans decreased 16 basis points to 5.42% for the three months ended March 31, 2016, compared to 5.58% for the three months ended March 31, 2015. The average balance of loans increased $18.1 million, or 6.0%, to $320.2 million for the three months ended March 31, 2016 from $302.0 million for the three months ended March 31, 2015. Interest income on investment securities increased $3,000, or 0.8%, to $366,000 for the three months ended March 31, 2016 from $363,000 for the three months ended March 31, 2015. The average yield on securities increased 9 basis points to 2.26% for the three months ended March 31, 2016, compared to 2.17% for the three months ended March 31, 2015. The average balance of investment securities decreased $2.0 million, or 2.9%, to $65.0 million for the three months ended March 31, 2016 from $67.0 million for the three months ended March 31, 2015. Interest income on other interest-earning assets increased $14,000, or 233.3%, to $20,000 for the three months ended March 31, 2016 from $6,000 for the three months ended March 2015. The average yield on other interest-earning assets increased 40 basis points to 0.55% for the three months ended March 31, 2016 compared to 0.15% for the three months ended March 31, 2016. The average balance of other interest earning assets decreased $1.4 million, or 8.6%, to $14.7 million for the three months ended March 31, 2016 from $16.1 million for the three months ended March 31, 2015. The increase in other interest-earning assets is attributable to $2.0 million in interest bearing deposits with other financial institutions.

Interest Expense. Interest expense increased $13,000, or 2.4%, to $563,000 for the three months ended March 31, 2016 from $550,000 for the three months ended March 31, 2015. Interest expense on interest bearing deposits increased $25,000, or 5.6% to $472,000 for the three months ended March 31, 2016 from $447,000 for the three months ended March 31, 2015. The average balance of interest bearing deposits increased $16.6 million to $295.7 million for the three months ended March 31, 2016 from $279.1 million for the three months ended March 31, 2015, while the average interest rate paid on interest bearing deposits was 0.64% for both periods.

Interest expense on FHLB advances and subordinated debentures decreased $12,000, or 11.7%, to $91,000 for the three months ended March 31, 2016 from $103,000 for the three months ended March 31, 2015. The average balance on FHLB advances decreased $6.1 million to $11.0 million for the three months ended March 31, 2016 from $17.1 million for the three months ended March 31, 2015, offset by a 30 basis point increase in the average rate paid on the FHLB advances to 1.87% from 1.57% as short-term borrowings with lower interest rates matured. The average balance on subordinated debentures increased $60,000, or 2.2%, to $2.8 million for the three months ended March 31, 2016 from $2.7 million for the three months ended March 31, 2015. The average interest rate paid on subordinated debentures increased 49 basis points to 5.81% for the three months ended March 31, 2016 from 5.32% for the three months ended March 31, 2015.

Net Interest Income. Net interest income increased $115,000, or 2.8%, to $4.2 million for the three months ended March 31, 2016 from $4.1 million for the three months ended March 31, 2015. Net interest income increased due to an increase in the ratio of average interest earning assets to average interest bearing liabilities to 130.23% for the three months ended March 31, 2016 from 129.75% for the three months ended March 31, 2015. However, the interest rate spread and interest margin decreased 2 basis points to 3.99% and 4.16% for the three months ended March 31, 2016 from 4.01% and 4.18% for the three months ended March 31, 2015, respectively.

The interest rate spread and net interest margin for the three months ended March 31, 2016 decreased due to the lower yields on assets for the three months ended March 31, 2016 as compared the three months ended March 31, 2015. Income recognized from purchase discounts attributable to the Town Square acquisition decreased $117,000 to $222,000 for the three months ended March 31, 2016 compared to $339,000 for the three months ended March 31, 2015.

Provision for Loan Losses. We recorded $375,000 in provision for loan losses for the three months ended March 31, 2016 and $91,000 provision for loan losses for the three months ended March 31, 2015. The provisions for each period were based on management’s quarterly calculations and reflect the minimal levels of nonperforming loans and charge-offs, net of recoveries, during the periods. The increase in the provision for three months ended March 31, 2016 is primarily attributable to loan growth, charge-offs and newly down-graded one-to four- family mortgage loans.

Noninterest Income. Noninterest income decreased $34,000, or 4.9%, to $666,000 for the three months ended March 31, 2016 from $700,000 for the three months ended March 31, 2015. The decrease in noninterest income was primarily attributable to the decrease in mortgage banking activity of $26,000, or 38.2%, to $42,000 for the three months ending March 31, 2016 from $68,000 for the three months ended March 31, 2015, a decrease in loan servicing fees of $25,000, or 27.5%, to $66,000 for the three months ended March 31, 2016 from $91,000 for the three months ended March 31, 2015 and a decrease in gains on insurance settlement/claims of $41,000, or $100%, to $0 for the three months ended March 31, 2016 primarily due to a reimbursement of $30,000 for a settlement related to Town Square Financial Corporation and a $10,000 claim for a bank vehicle totaled during icy weather for the three months ended March 31, 2015. The decrease is offset by an increase in service charges on deposits of $53,000, or 12.0%, to $494,000 for the three months ended March 31, 2016 from $441,000 for the three months ended March 31, 2015.

Noninterest Expense. Noninterest expense increased $31,000, or 0.8%, to $3.8 million for the three months ended March 31, 2016 from $3.8 million for the three months ended March 31, 2015. This increase was largely due to the increase in data processing of $158,000, or 28.8%, to $707,000 for the three months ended March 31, 2016 from $549,000 for the three months ended March 31, 2015 due to the Commonwealth acquisition in May 2015 and preparation to re-open the Midtown branch located on Martin Luther King Boulevard in Ashland, Kentucky in the second quarter of 2016. Due to Midtown’s close proximity to the main office, the branch was closed in July 2014 following the acquisition of Town Square Financial in an effort to reduce the number of facilities. However, after terminating our lease in December 2015 on a building used for loan operations, management and the board of directors chose to utilize the previously closed branch for office space and offer retail banking services.

Salaries and employee benefits increased $35,000, or 1.9%, to $1.9 million for the three months ended March 31, 2016 from $1.8 million for the three months ended March 31, 2015 due to the increase in the number of employees due to the Commonwealth acquisition. The increase in non-interest expense is offset by a decrease in professional fees of $66,000, or 35.3%, to $121,000 for the three months ended March 31, 2016 from $187,000 for the three months ended March 31, 2015 primarily attributable to the Commonwealth acquisition, a decrease in occupancy expense of $36,000, or 9.1%, to $361,000 for the three months ended March 31, 2016 from $397,000 for the three months ended March 31, 2015 primarily attributable to a $92,000 gain on the sale of a piece of unimproved land owned by the bank and a decrease in foreclosed assets of $52,000, or 49.1%, to $54,000 for the three months ended March 31, 2016 from $106,000 for the three months ended March 31, 2015.

Income Tax Expense. The provision for income taxes decreased $147,000, or 45.4%, to $177,000 for the three months ended March 31, 2016 compared to a $324,000 tax expense for the three months ended March 31, 2015 due to lower pre-tax income. Our effective tax rate for the three months ended March 31, 2016 was 26.2%.

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

During the quarter ended March 31, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer repurchases. The following table sets forth information in connection with repurchases of the Company’s common stock for the period January 1, 2016 through March 31, 2016. On November 23, 2015, the Board of Directors of Poage Bankshares, Inc. authorized a program to repurchase of up to 100,000 shares, which represented approximately 2.55% of the shares outstanding. The repurchase program was effective upon adoption.

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

			Shares	May Yet be
			Purchased	Purchased
	Total		as Part of	Under
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
	Purchased	Per Share	Plan	Plan

January 1 - January 31, 2016	58,327	$17.52	58,327	12,504
February 1 - February 29, 2016	12,504	17.40	12,504	-
Total	70,831	$17.50	70,831

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
number	Description

3.1	Articles of Incorporation of Poage Bankshares, Inc. (1)

3.2	Bylaws of Poage Bankshares, Inc. (2)

10.1	Change in Control Agreement between Town Square Bank and Miles R. Armentrout (3)

31.1	Certification of President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statement of Shareholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

(1) Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-172192, originally filed on February 11, 2011, and as subsequently amended)

(2) Incorporated by reference to the Current Report on Form 8-K (File No. 001-35295, filed on August 29, 2013)

(3) Incorporated by reference to the Current Report on Form 8-K (File No. 001-35295, filed on January 22, 2016)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poage Bankshares, Inc.
Date: May 11, 2016

/s/ Bruce VanHorn
Bruce VanHorn
President & Chief Executive Officer

/s/ Jane Gilkerson
Jane Gilkerson
Chief Financial Officer

