Form 10-Q
period 2016-06-30
Poage Bankshares, Inc.
filed 2016-08-10
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

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

As of August 10, 2016, the number of shares of the Registrant’s common stock, par value $.01 per share, was 3,780,342.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from financial institutions	$11,603	$23,876
Interest-bearing deposits in other financial institutions	1,992	1,992
Securities available for sale	62,012	63,975
Loans held for sale	391	367
Loans, net of allowance of $2,067 and $1,858	341,300	314,143
Restricted stock, at cost	3,276	3,276
Other real estate owned, net	1,812	1,306
Premises and equipment, net	11,448	11,514
Company owned life insurance	7,031	6,941
Accrued interest receivable	1,377	1,340
Goodwill	1,277	1,277
Other intangible assets, net	1,179	1,353
Deferred tax asset	956	1,617
Other assets	2,431	2,111
Total assets	$448,085	$435,088

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$47,485	$49,222
Interest bearing	296,744	293,908
Total deposits	344,229	343,130
Federal Home Loan Bank advances	26,432	15,803
Subordinated debenture	2,793	2,761
Accrued interest payable	91	38
Other liabilities	3,541	2,115
Total liabilities	377,086	363,847

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,787,062 and 3,894,282 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	38	39
Additional paid-in-capital	37,108	38,673
Retained earnings	34,998	34,270
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,058)	(2,125)
Accumulated other comprehensive income	913	384
Total shareholders' equity	70,999	71,241
Total liabilities and shareholders' equity	$448,085	$435,088

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$4,361	$4,180	$8,678	$8,389
Taxable securities	241	243	496	504
Tax exempt securities	111	105	222	207
Federal funds sold and other	49	36	100	70
	4,762	4,564	9,496	9,170
Interest expense
Deposits	485	450	957	897
Federal Home Loan Bank advances and other	100	102	191	205
	585	552	1,148	1,102
Net interest income	4,177	4,012	8,348	8,068

Provision for loan losses	85	394	460	485
Net interest income after provision for loan losses	4,092	3,618	7,888	7,583

Non-interest income
Service charges on deposits	513	491	1,006	932
Other service charges	13	11	27	21
Loan servicing fees	139	175	205	266
Gains on mortgage banking activity	54	82	97	150
Net losses on call of securities	(3)	-	(3)	-
Income from company owned life insurance	45	45	90	90
Bargain purchase gain	-	1,555	-	1,555
Other	7	2	12	47
	768	2,361	1,434	3,061
Non-interest expense
Salaries and employee benefits	1,843	1,870	3,721	3,713
Occupancy and equipment	508	394	872	791
Data processing	616	548	1,323	1,097
Federal deposit insurance	51	55	116	120
Loan processing and collection	85	90	160	161
Foreclosed assets, net	64	63	115	169
Advertising	68	42	116	80
Professional fees	137	251	258	437
Other taxes	107	87	214	182
Director fees and expenses	34	57	91	110
Amortization of intangible assets	87	80	174	161
Early termination fee and conversion costs	-	418	-	418
Other	289	294	515	565
	3,889	4,249	7,675	8,004
Income before income taxes	971	1,730	1,647	2,640
Income tax expense	283	14	460	338
Net income	$688	$1,716	$1,187	$2,302
Earnings per common share:
Basic	$0.19	$0.48	$0.33	$0.64
Dilutive	0.19	0.48	$0.33	$0.64
Dividend per share	$0.06	$0.06	$0.12	$0.11

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$688	$1,716	$1,187	$2,302
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	406	(561)	799	(327)
Reclassification adjustments for (gains) losses recognized in income	3	-	3	-
Net unrealized holding gains (losses) on available for sale securities	409	(561)	802	(327)
Tax effect	(139)	191	(273)	111
Other comprehensive income (loss)	270	(370)	529	(216)
Comprehensive income	$958	$1,346	$1,716	$2,086

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands except per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income	Equity
Balances, January 1, 2016	$39	$38,673	$34,270	$(2,125)	$384	$71,241
Net income	-	-	1,187	-	-	1,187
Stock repurchasing, 107,220 shares repurchased	(1)	(1,839)	-	-	-	(1,840)
Dividends paid ($0.12/share)	-	-	(459)	-	-	(459)
ESOP compensation earned	-	46	-	67	-	113
Stock based compensation expense, net of 1,078 forfeited shares	-	228	-	-	-	228
Other comprehensive income	-	-	-	-	529	529
Balances, June 30, 2016	$38	$37,108	$34,998	$(2,058)	$913	$70,999

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands except per share data)

	Six months ended
	June 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$1,187	$2,302
Adjustments to reconcile net income to net cash from operating activities:
Bargain purchase gain	-	(1,555)
Depreciation	406	335
Provision for loan losses	460	485
ESOP compensation expense	113	103
Stock based compensation expense	228	262
Loss on call of securities	3	-
Gain on sale of premises and equipment	(92)	-
Loss on sale of other real estate owned	46	84
Gain on sale of repossessed assets	-	(1)
Amortization of core deposit intangible	174	161
Accretion of fair value adjustments related to loans	(427)	(581)
Accretion of fair value adjustments related to deposits	(33)	(33)
Amortization of fair value related to subordinated debenture	32	32
Net amortization on securities	173	265
Deferred income tax expense (benefit)	388	(9)
Net gain on mortgage banking activities	(97)	(150)
Origination of loans held for sale	(3,470)	(2,642)
Proceeds from loans held for sale	3,543	3,504
Increase in cash value of life insurance	(90)	(90)
Change in asset and liabilities, net assets and liabilities acquired:
Accrued interest receivable	(37)	38
Other assets	(288)	591
Accrued interest payable	53	61
Other liabilities	1,432	772
Net cash from operating activities	3,704	3,934

CASH FLOW FROM INVESTING ACTIVITIES:
Securities available for sale:
Proceeds from calls	3,655	1,000
Proceeds from maturities	-	405
Purchases	(4,510)	(8,030)
Principal payments received	3,444	3,433
Purchase of restricted stock	-	(56)
Cash paid for acquisition, net of cash acquired	-	2,355
Loan originations and principal payments on loans, net	(28,243)	(574)
Proceeds from the sale of other real estate owned	463	353
Proceeds from the sale of repossessed assets	-	55
Purchase of properties and equipment, net	(248)	(534)
Net cash from investing activities	(25,439)	(1,593)

CASH FLOW FROM FINANCING ACTIVITIES
Net change in deposits	1,132	1,908
Proceeds from Federal Home Loan Bank borrowings	60,500	23,000
Payments on Federal Home Loan Bank borrowings	(49,871)	(28,320)
Cash dividend paid	(459)	(420)
Proceeds from issuance of common stock, net of costs	-	1,675
Stock repurchases	(1,840)	(1,339)
Net cash from financing activities	9,462	(3,496)

CHANGE IN CASH AND CASH EQUIVALENTS	(12,273)	(1,155)

Cash and cash equivalents at beginning of period	23,876	16,967

CASH AND CASH EQUIVALENTS AT END OF YEAR	$11,603	$15,812

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$1,094	$1,026
Income taxes (refund) payment	(600)	350
Real estate acquired in settlement of loans	$1,021	$38

See notes to unaudited consolidated financial statements

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2016 and December 31, 2015 and the results of operations and cash flows for the interim periods ended June 30, 2016 and 2015. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at June 30, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2016
States and political subdivisions	$18,906	$713	$(5)	$19,614
U.S. Government agencies and sponsored entities	6,500	15	(3)	6,512
Government sponsored entities residential mortgage-backed:
FHLMC	11,366	294	-	11,660
FNMA	10,527	228	-	10,755
Collateralized mortgage obligations	6,484	24	(12)	6,496
SBA loan pools	6,846	129	-	6,975
Total securities	$60,629	$1,403	$(20)	$62,012

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
States and political subdivisions	$17,398	$567	$(5)	$17,960
U.S. Government agencies and sponsored entities	9,750	-	(112)	9,638
Government sponsored entities residential mortgage-backed:
FHLMC	11,499	156	(11)	11,644
FNMA	11,657	91	(21)	11,727
Collateralized mortgage obligations	7,720	-	(86)	7,634
SBA loan pools	5,370	17	(15)	5,372
Total securities	$63,394	$831	$(250)	$63,975

There were no sales of securities for the three or six months ended June 30, 2016 and June 30, 2015.

The amortized cost and fair value of the securities portfolio at June 30, 2016 are shown in the following table by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	June 30,
	2016
	Amortized	Fair
	Cost	Value

Within one year	$439	$439
One to five years	13,063	13,211
Five to ten years	8,343	8,816
Beyond ten years	3,561	3,660
Mortgage-backed securities and collateralized mortgage obligations	28,377	28,911
SBA loan pools	6,846	6,975
Total	$60,629	$62,012

The following table summarizes the securities with unrealized losses at June 30, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2016
States and political subdivisions	$1,667	$(5)	$-	$-	$1,667	$(5)
U.S. Government agencies and sponsored entities	2,997	(2)	2,500	(1)	5,497	(3)
Collateralized mortgage obligations	703	(2)	2,490	(10)	3,193	(12)
Total available-for-sale securities	$5,367	$(9)	$4,990	$(11)	$10,357	$(20)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
States and political subdivisions	$1,357	$(5)	$-	$-	$1,357	$(5)
U.S. Government agencies and sponsored entities	4,212	(39)	5,426	(73)	9,638	(112)
Government sponsored entities residential mortgage backed:
FHLMC	1,429	(11)	-	-	1,429	(11)
FNMA	2,529	(21)	-	-	2,529	(21)
Collateralized mortgage obligations	5,387	(35)	2,247	(51)	7,634	(86)
SBA loan pools	1,845	(15)	-	-	1,845	(15)
Total available-for-sale securities	$16,759	$(126)	$7,673	$(124)	$24,432	$(250)

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

NOTE 3 – LOANS

Loans at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Real estate:
One to four family	$189,421	$184,613
Multi-family	4,259	4,521
Commercial real estate	69,607	62,726
Construction and land	18,709	6,282
	281,996	258,142

Commercial and Industrial	34,110	31,841

Consumer
Home equity loans and lines of credit	9,288	8,287
Motor vehicle	10,759	10,735
Other	7,640	7,347
	27,687	26,369

Total	343,793	316,352
Less: Net deferred loan fees	426	351
Allowance for loan losses	2,067	1,858
	$341,300	$314,143

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2016 and December 31, 2015. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

June 30, 2016
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total
Real estate	$29	$-	$1,768	$1,797	$1,021	$2,210	$278,765	$281,996
Commercial and industrial	1	-	125	$126	130	-	33,980	34,110
Consumer	-	-	144	$144	-	6	27,681	27,687
Unallocated	-	-	-	-	-	-	-	-
Total	$30	$-	$2,037	$2,067	$1,151	$2,216	$340,426	$343,793

December 31, 2015
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total
Real estate	$2	$-	$1,674	$1,676	$1,497	$2,624	$254,021	$258,142
Commercial and industrial	-	-	77	77	449	-	31,392	31,841
Consumer	13	-	92	105	23	16	26,330	26,369
Unallocated	-	-	-	-	-	-	-	-
Total	$15	$-	$1,843	$1,858	$1,969	$2,640	$311,743	$316,352

The following table presents information related to impaired loans by class of loans as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Real Estate:
One to four family	$520	$520	$-	$1,416	$1,100	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	444	444	-	183	183	-
Construction and land	-	-	-	-	-	-
Commercial and Industrial	272	129	-	582	449	-
Consumer:
Home Equity and lines of credit	-	-	-	-	-	-
Motor Vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$1,236	$1,093	$-	$2,181	$1,732	$-

With an allowance recorded:
Real Estate:
One to four family	$57	$57	$29	$-	$-	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	214	214	2
Construction and land	-	-	-	-	-	-
Commercial and Industrial	1	1	1	-	-	-
Consumer:
Home Equity and lines of credit	-	-	-	23	23	13
Motor Vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	58	58	30	237	237	15
Total	$1,294	$1,151	$30	$2,418	$1,969	$15

For the purpose of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following tables present the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three months ended June 30, 2016			Three months ended June 30, 2015
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Real Estate:
One to four family	$577	$2	$-	$886	$-	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	444	-	-	995	-	-
Construction and land	-	-	-	-	-	-
Commercial and Industrial	130	-	-	239	-	-
Consumer:
Home Equity and lines of credit	-	-	-	-	-	-
Motor Vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$1,151	$2	$-	$2,120	$-	$-

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Real Estate:
One to four family	$745	$4	$-	$696	$-	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	446	-	-	873	-	-
Construction and land	-	-	-	-	-	-
Commercial and Industrial	146	-	-	242	-	-
Consumer:
Home Equity and lines of credit	12	-	-	-	-	-
Motor Vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$1,349	$4	$-	$1,811	$-	$-

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality. For purposes of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following tables sets forth an analysis of our allowance for loan losses for the three and six months ended June 30, 2016 and 2015 (in thousands):

Three months ended		Commercial
June 30, 2016	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,904	$93	$138	$-	$2,135
Provision for loan losses	(20)	82	23	-	85
Loans charged-off	(94)	(77)	(44)	-	(215)
Recoveries	7	28	27	-	62
Total ending allowance balance	$1,797	$126	$144	$-	$2,067

Three months ended		Commercial
June 30, 2015	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,878	$72	$63	$-	$2,013
Provision for loan losses	279	7	108	-	394
Loans charged-off	(266)	-	(99)	-	(365)
Recoveries	9	10	12	-	31
Total ending allowance balance	$1,900	$89	$84	$-	$2,073

Six months ended		Commercial
June 30, 2016	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,676	$77	$105	$-	$1,858
Provision for loan losses	278	93	89	-	460
Loans charged-off	(167)	(77)	(114)	-	(358)
Recoveries	10	33	64	-	107
Total ending allowance balance	$1,797	$126	$144	$-	$2,067

Six months ended		Commercial
June 30, 2015	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,806	$43	$62	$-	$1,911
Provision for loan losses	278	61	146	-	485
Loans charged-off	(318)	(52)	(146)	-	(516)
Recoveries	134	37	22	-	193
Total ending allowance balance	$1,900	$89	$84	$-	$2,073

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual status, by class of loans, as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016		December 31, 2015
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$2,629	$-	$2,967	$-
Multi-family	-	-	-	-
Commercial real estate	763	-	773	-
Construction and land	-	-	259	-
Commercial and industrial	130	-	449	-
Consumer:
Home equity loans and lines of credit	122	-	23	-
Motor vehicle	-	-	-	-
Other	6	-	31	-
Total	$3,650	$-	$4,502	$-

The following tables present the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by class of loans. As of June 30, 2016, consumer residential properties in process of foreclosure was $1.3 million. Non-accrual loans of $3.6 million as of June 30, 2016 and $4.5 million at December 31, 2015 are included in the tables below and have been categorized based on their payment status (in thousands):

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
June 30, 2016
Real estate:
One to four family	$798	$595	$883	$2,276	$1,317	$185,828	$189,421
Multi-family	-	-	-	-	-	4,259	4,259
Commercial real estate	415	-	222	637	893	68,077	69,607
Construction and land	-	-	-	-	-	18,709	18,709
Commercial and industrial	705	-	122	827	-	33,283	34,110
Consumer:
Home equity loans and lines of credit	-	-	122	122	-	9,166	9,288
Motor vehicle	68	15	-	83	2	10,674	10,759
Other	33	-	-	33	4	7,603	7,640
Total	$2,019	$610	$1,349	$3,978	$2,216	$337,599	$343,793

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2015
Real estate:
One to four family	$1,152	$35	$1,226	$2,413	$1,305	$180,895	$184,613
Multi-family	-	-	-	-	-	4,521	4,521
Commercial real estate	44	-	214	258	1,061	61,407	62,726
Construction and land	-	-	-	-	258	6,024	6,282
Commercial and industrial	3	19	362	384	-	31,457	31,841
Consumer:
Home equity loans and lines of credit	-	-	23	23	-	8,264	8,287
Motor vehicle	21	1	-	22	4	10,709	10,735
Other	25	2	1	28	12	7,307	7,347
Total	$1,245	$57	$1,826	$3,128	$2,640	$310,584	$316,352

Troubled Debt Restructurings:

As of June 30, 2016, the Company has a recorded investment in four TDRs which totaled $309,000. There were three TDRs which totaled $307,000 at December 31, 2015. A less than market rate and extended term was granted as concessions for both TDRs. No additional charge-off or provision has been made for the loan relationships. No additional commitments to lend have been made to the borrower.

June 30, 2016	TDRs on Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$17	$105	$122
Multi-family	-	-	-
Commercial real estate	168	-	168
Construction and land	-	-	-
Commercial and Industrial	19	-	19
Consumer:
Home equity loans and lines of credit	-	-	-
Motor Vehicle	-	-	-
Other	-	-	-
Total	$204	$105	$309

December 31, 2015	TDRs on Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$-	$105	$105
Multi-family	-	-	-
Commercial real estate	183	-	183
Construction and land	-	-	-
Commercial and Industrial	19	-	19
Consumer:
Home equity loans and lines of credit	-	-	-
Motor Vehicle	-	-	-
Other	-	-	-
Total	$202	$105	$307

There was one TDR that occurred during the three and six months ended June 30, 2016 and one TDR that occurred during the three and six months ended June 30, 2015.

The modification of the Residential real estate loans above occurred during the three and six months ended June 30, 2016 and June 30, 2015. The modification did not include a permanent reduction of the recorded investment in the loans and did not increase the allowance for loan losses during the three and six months ended June 30, 2016 and 2015. There were no TDR’s that subsequently defaulted within twelve months of modification during the three and six months ended June 30, 2016 and 2015.

The following table presents TDRs that occurred during the six months ended June 30, 2016 and June 30, 2015.

	Six months ended June 30, 2016			Six months ended June 30, 2015
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
One to four family	1	$17	$17	1	$105	$105
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor Vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	1	$17	$17	1	$105	$105

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
June 30, 2016	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$182,771	$2,350	$4,300	$-	$-	$189,421
Multi family	4,259	-	-	-	-	4,259
Commercial real estate	67,342	498	1,767	-	-	69,607
Construction and land	18,709	-	-	-	-	18,709
Commercial and industrial	32,795	303	1,012	-	-	34,110
Home equity loans and lines of credit	9,143	6	139	-	-	9,288
Motor vehicle	10,730	7	22	-	-	10,759
Other	7,626	4	10	-	-	7,640
Total	$333,375	$3,168	$7,250	$-	$-	$343,793

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$176,824	$2,716	$5,073	$-	$-	$184,613
Multi family	4,521	-	-	-	-	4,521
Commercial real estate	60,544	107	2,075	-	-	62,726
Construction and land	6,023	0	259	-	-	6,282
Commercial and industrial	30,551	5	1,285	-	-	31,841
Home equity loans and lines of credit	8,262	0	25	-	-	8,287
Motor vehicle	10,703	0	32	-	-	10,735
Other	7,306	8	33	-	-	7,347
Total	$304,734	$2,836	$8,782	$-	$-	$316,352

There were $2.0 million and $2.3 million purchased credit impaired (“PCI”) loans included in substandard loans at June 30, 2016 and December 31, 2015, respectively.

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

Purchased Loans as of June 30, 2016	Non-impaired	Credit-impaired
	Purchased	Purchased
(in thousands)	Loans	Loans
Real estate:
One to four family	$34,653	$1,317
Commercial real estate	25,786	893
Construction and land	910	-
Commercial and Industrial	4,320	-
Consumer loans:
Home equity loans and lines of credit	1,596	-
Motor vehicle	346	2
Other	877	4
Total loans	$68,488	$2,216

Purchased Loans as of December 31, 2015	Non-impaired	Credit-impaired
	Purchased	Purchased
(in thousands)	Loans	Loans
Real estate:
One to four family	$37,557	$1,305
Commercial real estate	28,322	1,061
Construction and land	1,058	258
Commercial and Industrial	7,122	-
Consumer loans:
Home equity loans and lines of credit	1,660	-
Motor vehicle	605	4
Other	1,107	12
Total loans	$77,431	$2,640

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three and six months ended June 30, 2016 and June 30, 2015.

The following table presents the composition of the acquired loans at June 30, 2016 (in thousands):

As of June 30, 2016
	Contractual	Fair Value
(in thousands)	Amount	Adjustments	Fair Value
Real estate:
One to four family	$36,673	$(703)	$35,970
Commercial Real Estate	27,122	(443)	26,679
Construction and land	919	(9)	910
Commercial and Industrial	4,371	(51)	4,320
Consumer loans:
Home equity loans and lines of credit	1,613	(17)	1,596
Motor vehicle	352	(4)	348
Other	895	(14)	881
Total loans	$71,945	$(1,241)	$70,704

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of June 30, 2016.

(in thousands)	June 30, 2016	December 31, 2015
Carrying Amount	$2,216	$2,640
Non-Accretable difference	304	349
Accretable yield	206	292
Contractually-required principal and interest payments	$2,726	$3,281

The Company adjusted interest income to recognize $19,000, $86,000, $38,000, and $110,000 of accretable yield on credit-impaired purchased loans for the three and six months ended June 30, 2016 and 2015, respectively.

(in thousands)	June 30, 2016	December 31, 2015
Real Estate:
One to four family	$1,317	$1,305
Commercial real estate	893	1,061
Construction and land	-	258
Commercial and industrial	-	-
Consumer:
Home equity loans and lines of credit	-	-
Motor vehicle	2	4
Other	4	12
Outstanding Balance	$2,216	$2,640

Carrying amount, net of allowance of $0, and $0	$2,216	$2,640

Accretable yield, or income expected to be collected, is as follows for the six months ended June30, 2016 and 2015 (in thousands):

	2016	2015
Balance at January 1,	$292	$625
New Loans Purchased	-	-
Accretion of income	(86)	(110)
Reclassifications from nonaccretable difference	-	-
Disposals	-	-
Balance at June 30,	$206	$515

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at June 30, 2016 and December 31, 2015 were as follows (in thousands):

	June 30, 2016	December 31, 2015

Maturities July 2016 through January 2029, fixed rate at rates from 0.44% to 6.86%, weighted average rate of 1.03% at June 30, 2016 and 1.52% at December 31, 2015	$26,432	$15,803

Payments contractually required over the next five years are as follows (in thousands):

June 30,
2017	$23,385
2018	1,629
2019	914
2020	94
2021	80
Thereafter	330
Total	$26,432

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at
	June 30, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$19,614	$-	$19,614	$-
U.S. Government agencies and sponsored entities	6,512	-	6,512	-
Mortgage backed securities: residential	22,415	-	22,415	-
Collateralized mortgage obligations	6,496	-	6,496	-
SBA loan pools	6,975	-	6,975	-
Total securities	$62,012	$-	$62,012	$-

	Fair Value Measurements at
	December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$17,960	$-	$17,960	$-
U.S. Government agencies and sponsored entities	9,638	-	9,638	-
Mortgage backed securities: residential	23,371	-	23,371	-
Collateralized mortgage obligations	7,634	-	7,634	-
SBA loan pools	5,372	-	5,372	-
Total securities	$63,975	$-	$63,975	$-

For the periods ended June 30, 2016 and December 31, 2015, there were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at
	June 30, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans
Residential real estate, net	$131	$-	$-	$131

Other real estate owned
Residential real estate, net	$28	$-	$-	$28

	Fair Value Measurements at
	December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Commercial real estate, net	$212	$-	$-	$212
Home equity line of credit, net	10	-	-	10

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

At June 30, 2016, impaired loans recorded at fair value had a net carrying amount of $131,000 equal to the outstanding balance of $160,000, net of a valuation allowance of $29,000. There were charge-offs of $31,000 for the three and six months ended June 30, 2016, and $200,000 for the three and six months ended June 30, 2015. At December 31, 2015, impaired loans recorded at fair value had a net carrying amount of $222,000 equal to the outstanding balance of $237,000, net of a valuation allowance of $15,000.

At June 30, 2016, OREO recorded at fair value had a net carrying amount of $28,000 made up of the outstanding balance of $42,000 net of a valuation allowance of $14,000, which resulted in a write-down of $14,000 for the three and six months ended June 30, 2016. At December 31, 2015 no OREO was recorded at fair value. There were no write-downs for the three and six months ended June 30, 2015.

The carrying amounts and estimated fair values of financial instruments at June 30, 2016 and December 31, 2015 are as follows (in thousands):

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
June 30, 2016
Financial assets
Cash and cash equivalents	$11,603	$11,603	$-	$-	$11,603
Interest-bearing deposits	1,992	1,992	-	-	1,992
Securities	62,012	-	62,012	-	62,012
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	391	-	391	-	391
Loans, net	341,300	-	-	375,557	375,557
Accrued interest receivable	1,377	-	296	1,081	1,377

Financial liabilities
Deposits	$344,229	$184,220	$161,457	$-	$345,677
Federal Home Loan Bank advances	26,432	21,000	5,441	-	26,441
Subordinated debenture	2,793	-	3,012	-	3,012
Accrued interest payable	91	-	91	-	91

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
December 31, 2015
Financial assets
Cash and cash equivalents	$23,876	$23,876	$-	$-	$23,876
Interest bearing deposits	1,992	1,992	-	-	1,992
Securities	63,975	-	63,975	-	63,975
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	367	-	367	-	367
Loans, net	314,143	-	-	356,337	356,337
Accrued interest receivable	1,340	-	294	1,046	1,340

Financial liabilities
Deposits	$343,130	$184,284	$158,328	$-	$342,612
Federal Home Loan Bank advances	15,803	9,770	10,943	-	20,713
Subordinated debenture	2,761	-	2,761	-	2,761
Accrued interest payable	38	-	38	-	38

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

There were no contributions to the ESOP for the three and six months ended June 30, 2016 and 2015.

Shares held by the ESOP at June 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	June 30,	December 31,
	2016	2015
Allocated to participants	42,832	42,832
Committed to be released	20,234	-
Unearned	205,719	225,953
Total ESOP shares	268,785	268,785

Fair value of unearned shares	$3,534	$3,864

NOTE 7 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three months ended June 30, 2016 and 2015, were as follows (dollar amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Basic
Net income	$688	$1,716	$1,187	$2,302
Less: Earnings allocated to participating securities	6	32	13	49
Net income available to common shareholders	$682	$1,684	1,174	2,253

Weighted average common shares outstanding	3,813,989	3,842,894	3,830,699	3,845,905
Less: Average unallocated ESOP shares	207,930	235,436	209,616	237,427
Average participating shares	35,431	72,248	43,204	81,865
Average shares	3,570,628	3,535,210	3,577,879	3,526,613

Basic earnings per common share	$0.19	$0.48	$0.33	$0.64

Diluted
Net income available to common shareholders	$682	$1,684	$1,174	$2,253

Weighted average common shares outstanding for basic earnings per common share	3,570,628	3,535,210	3,577,879	3,526,613
Add: Dilutive effects of assumed exercises of stock options	9,579	-	13,973	-
Average shares and dilutive potential common shares	3,580,207	3,535,210	3,591,852	3,526,613

Diluted earnings per common share	$0.19	$0.48	$0.33	$0.64

Stock options of 205,500 shares of common stock were considered in computing diluted earnings per common share for the three and six months ended June 30, 2016. No stock options were excluded from the calculation of diluted earnings per common share for June 30, 2016. Stock options of 299,500 shares of common stock were not considered in computing diluted earnings per common share for the three and six months ended June 30, 2015 because they were antidilutive.

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

The following table summarizes stock option activity for the six months ended June 30, 2016:

		Weighted Average
	Options	Exercise Price

Outstanding - December 31, 2015	205,500	$14.92
Granted	-	-
Exercised and settled	-	-
Forfeited	-	-
Outstanding - June 30, 2016	205,500	$14.92

Fully vested and exercisable at June 30, 2016	121,100
Fully vested and exercisable at December 31, 2015	76,200
Expected to vest in future periods	84,400

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. At June 30, 2016, 205,500 options were outstanding and 121,100 options were fully vested and exercisable with aggregate intrinsic value of $464,000 and $274,000, respectively. At December 31, 2015, 205,500 options were outstanding and 76,200 options were fully vested and exercisable with aggregate intrinsic value of $446,000 and $165,000, respectively. During the six months ended June 30, 2016, 44,900 options vested. Stock-based compensation expense for stock options included in salaries and benefits for the three and six months ended June 30, 2016 was $19,000 and $50,000, respectively. Stock-based compensation for stock options included in salaries and benefits for the three and six months ended June 2015 was $31,000 and $61,000, respectively. Total unrecognized compensation cost related to non-vested stock options was $157,000 at June 30, 2016 and $208,000 at December 31, 2015 and is expected to be recognized over a period of 2 – 3 years.

The following table summarizes non-vested restricted stock activity for the six months ended June 30, 2016:

Balance - December 31, 2015	53,947
Granted	-
Forfeited	(1,078)
Vested	(21,185)
Balance - June 30, 2016	31,684

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three and six months ended June 30, 2016 was $60,000 and $178,000, respectively. Stock-based compensation expense for restricted stock included in salaries and benefits for the three and six months ended June 30, 2015 was $101,000 and $201,000, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $443,000 at June 30, 2016 and $623,000 at December 31, 2015 and is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table is changes in Accumulated Other Comprehensive Income by component, net of tax, for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Beginning balance	$643	$614	$384	$460

Other comprehensive income (loss), net of tax before reclassification	268	(370)	527	(216)

Amounts reclassified from accumulated other comprehensive income for loss on call of securities, net of tax benefit of $1, $0, $1 and $0 respectively	2	-	2	-

Net current period other comprehensive income (loss)	270	(370)	529	(216)

Ending Balance	$913	$244	$913	$244

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

At June 30, 2016, the Company’s assets totaled $448.1 million, an increase of $13.0 million, or 3.0%, from $435.1 million at December 31, 2015. The increase was attributed to growth in real estate loans during the quarter, funded by FHLB advances and non-interest bearing cash.

Cash and Cash equivalents decreased by $12.3 million, or 51.4%, to $11.6 million at June 30, 2016 from $23.9 million at December 31, 2015. The decrease was primarily attributable to loan growth of $27.2 million, offset by an increase in Federal Home Loan Bank advances of $10.6 million, principal payments on securities of $2.0 million and an increase in deposits of $1.1 million.

Loans held for sale increased $24,000, or 6.5%, to $391,000 at June 30, 2016 from $367,000 at December 31, 2015 due to the slight increase in mortgage banking activity.

Loans, net, increased $27.2 million, or 8.6%, to $341.3 million at June 30, 2016 from $314.1 million at December 31, 2015. The increase was primarily attributable to an increase in commercial real estate, construction loans and one-to four-family mortgage loans. Real estate secured loans increased $23.9 million, commercial loans increased $2.3 million and consumer loans increased $1.3 million during the six month period ending June 30, 2016. The increase in commercial real estate construction loans was primarily attributable to several committed loans being fully funded during the six months ended June 30, 2016. Non-performing loans decreased $852,000, or 18.9%, to $3.7 million at June 30, 2016 from $4.5 million at December 31, 2015.

Securities available for sale decreased by $2.0 million, or 3.1%, to $62.0 million at June 30, 2016 from $64.0 million at December 31, 2015. This decrease is primarily due to $7.1 million in calls and principal payments, offset by $4.5 million in purchases.

Deposits increased $1.1 million, or 0.3%, to $344.2 million at June 30, 2016 from $343.1 million at December 31, 2015. The increase was attributable to the normal fluctuation in customer balances.

Federal Home Loan Bank advances increased $10.6 million, or 67.3%, to $26.4 million at June 30, 2016 from $15.8 million at December 31, 2015. This increase in borrowings was due to the increase in loan demand explained above.

Other borrowings increased by $32,000, or 12%, to $2.8 million at June 30, 2016 from $2.8 million at December 31, 2015 due to the amortization of the fair value related to the subordinated debenture assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of 4,124 trust preferred securities with a liquidation amount of $1,000 per security. The subordinated debt of $2.8 million is shown as a liability because the Company is not considered the primary beneficiary of the Trust. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.48% at June 30, 2016.

Total shareholders’ equity decreased by $242,000, or 0.3%, to $71.0 million at June 30, 2016 from $71.2 million at December 31, 2015. The decrease resulted primarily from the repurchase of common stock totaling $1.8 million and the payment of cash dividends totaling $459,000, offset by an increase in accumulated other comprehensive income by $529,000 and net income of $1.2 million.

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

	For the Three Months Ended June 30,
	2016			2015
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$336,441	$4,361	5.21%	$309,397	$4,180	5.40%
Investment securities	63,445	352	2.23%	69,400	348	2.01%
FHLB stock	3,036	30	3.97%	2,823	27	3.83%
Other interest-earning assets	12,405	19	0.62%	17,736	9	0.20%
Total interest-earning assets	415,327	4,762	4.61%	399,356	4,564	4.57%

Noninterest-earning assets	27,535			26,293
Total assets	442,862			425,649

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	137,927	61	0.18%	126,326	55	0.17%
Certificates of deposit	160,301	424	1.06%	159,441	395	0.99%
Total interest bearing deposits	298,228	485	0.65%	285,767	450	0.63%

FHLB advances	18,912	58	1.23%	15,663	64	1.63%
Subordinated debenture	2,787	42	6.06%	2,720	38	5.59%
Total borrowings	21,699	100	1.85%	18,383	102	2.22%

Total interest bearing liabilities	319,927	585	0.74%	304,150	552	0.73%

Non-interest bearing liabilities:
Non-interest bearing deposits	48,794			47,878
Accrued interest payable	151			185
Other liabilities	3,209			5,193
Total non-interest bearing liabilities	52,154			53,256
Total liabilities	372,081			357,406

Total equity	70,781			68,243
Total liabilities and equity	442,862			425,649

Net interest income		4,177			4,012
Interest rate spread			3.87%			3.84%
Net interest margin			4.04%			4.02%
Average interest-earning assets to average interest-bearing liabilities			129.82%			131.30%

	For the Six Months Ended June 30,
	2016			2015
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$328,301	$8,678	5.32%	$305,732	$8,389	5.49%
Investment securities	64,244	718	2.25%	68,213	711	2.08%
FHLB stock	3,036	61	4.04%	2,752	54	3.92%
Other interest-earning assets	13,307	39	0.59%	17,036	16	0.19%
Total interest-earning assets	408,888	9,496	4.67%	393,733	9,170	4.66%

Noninterest-earning assets	27,834			26,216
Total assets	436,722			419,949

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	136,977	121	0.18%	122,223	111	0.18%
Certificates of deposit	159,967	836	1.05%	160,240	786	0.98%
Total interest bearing deposits	296,944	957	0.65%	282,463	897	0.64%

FHLB advances	14,943	109	1.47%	16,361	130	1.59%
Subordinated Debenture	2,778	82	5.94%	2,712	75	5.53%
Total borrowings	17,721	191	2.17%	19,073	205	2.15%

Total interest bearing liabilities	314,665	1,148	0.73%	301,536	1,102	0.73%

Non-interest bearing liabilities:
Non-interest bearing deposits	48,188			45,819
Accrued interest payable	133			164
Other liabilities	3,022			4,279
Total non-interest bearing liabilities	51,343			50,262
Total liabilities	366,008			351,798

Total equity	70,714			68,151
Total liabilities and equity	436,722			419,949

Net interest income		8,348			8,068
Interest rate spread			3.94%			3.93%
Net interest margin			4.11%			4.10%
Average interest-earning assets to average interest-bearing liabilities			129.94%			130.58%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At June 30, 2016, we had $26.4 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $81.7 million.

Poage Bankshares, Inc. is a separate legal entity from Town Square Bank and must provide its own liquidity to pay dividends, repurchase stock and to fund other general corporate activities. Poage Bankshares, Inc.’s primary source of liquidity is dividend payments from Town Square Bank. The ability of Town Square Bank to pay dividends is subject to regulatory requirements. At June 30, 2016, Poage Bankshares, Inc. (on an unconsolidated basis) had liquid assets of $3.3 million.

On June 16, 2016, Poage Bankshares, Inc. executed a $2.0 million commercial line of credit secured with Town Square Bank common stock, with an unaffiliated lender. The initial variable interest rate on the line of credit is 4.00% with an interest rate equal to the Wall Street Prime plus 0.50%. The line of credit matures June 16, 2018. The line of credit will be used for general working capital purposes. At June 30, 2016, we have $2.0 million available on the line of credit.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company. At June 30, 2016, the actual capital conservation buffer for Town Square Bank was 14.53% compared to the capital conservation buffer requirement of 0.625%.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

As of June 30, 2016, the capital of the Town Square Bank exceeded all required regulatory guidelines and was categorized as well-capitalized.

The following table reflects the Bank’s current regulatory capital levels in more detail, including comparisons to the regulatory minimums at June 30, 2016 and December 31, 2015 (in thousands).

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk-weighted Assets)	$66,475	22.53%	$23,602	8.00%	$29,502	10.00%
Tier I Capital (to Risk-weighted Assets)	64,373	21.82%	17,701	6.00%	23,602	8.00%
Common Equity (to Risk-weighted Assets)	64,373	21.82%	13,276	4.50%	19,177	6.50%
Tier I Capital (to Adjusted Total Assets)	64,373	14.61%	17,620	4.00%	22,025	5.00%

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital (to Risk-weighted Assets)	$67,705	24.36%	$22,237	8.00%	$27,796	10.00%
Tier I Capital (to Risk-weighted Assets)	65,816	23.68%	16,678	6.00%	22,237	8.00%
Common Equity (to Risk-weighted Assets)	65,816	23.68%	12,508	4.50%	18,067	6.50%
Tier I Capital (to Adjusted Total Assets)	65,816	15.31%	17,190	4.00%	21,488	5.00%

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

Comparison of Operating Results for the Three and Six Months Ended June 30, 2016 and June 30, 2015

General. Net income decreased $1.0 million to $688,000 for the three months ended June 30, 2016 from net income of $1.7 million for the three months ended June 30, 2015. The decrease in net income is attributable to a decrease in bargain purchase gain of $1.6 million to $0 for the three months ended June 30, 2016 compared to $1.6 million for the three months ended June 30, 2015, an increase in interest expense of $33,000 to $585,000 for the three months ended June 30, 2016 compared to $552,000 for the three months ended June 30, 2015, offset by an increase in interest income of $198,000 to $4.8 million for the three months ended June 30, 2016 from $4.6 million for the three months ended June 30, 2015. In addition, the provision for loan losses decreased $309,000 to $85,000 for the three months ended June 30, 2016 compared to $394,000 for the three months ended June 30, 2015 and non-interest expense decreased $360,000 to $3.9 million for the three months ended June 30, 2016 compared to $4.2 million for the three months ended June 30, 2015. Tax expense increased $269,000 to $283,000 for the three months ended June 30, 2016 from $14,000 for the three months ended June 30, 2015.

Net income decreased $1.1 million to $1.2 million for the six months ended June 30, 2016 from net income of $2.3 million for the six months ended June 30, 2015. The decrease in net income is attributable to a decrease in bargain purchase gain of $1.6 million to $0 for the six months ended June 30, 2016 compared to $1.6 million for the six months ended June 30, 2015, an increase in interest expense of $46,000 to $1.1 million for the six months ended June 30, 2016 compared to $1.1 million for the six months ended June 30, 2015, offset by an increase in interest income of $326,000 to $9.5 million for the six months ended June 30, 2016 compared to $9.2 million for the six months ended June 30, 2015. In addition, the provision for loan losses decreased $25,000 to $460,000 six months ended June 30, 2016 compared to $485,000 for the six months ended June 30, 2015 and non-interest expense decreased $329,000 to $7.7 million for the six months ended June 30, 2016 compared to $8.0 million for the six months ended June 30, 2015. Tax expense increased $122,000 to $460,000 for the six months ended June 30, 2016 from $338,000 for the six months ended June 30, 2015.

Interest Income. Interest income increased $198,000, or 4.3%, to $4.8 million for the three months ended June 30, 2016 from $4.6 million for the three months ended June 30, 2015. The average balance of interest-earning assets increased $15.9 million, or 4.0%, to $415.3 million from $399.4 million. The increase is primarily attributable to loan growth for the three months ended June 30, 2016 combined with the acquisition of Commonwealth on May 31, 2015.

Interest income on loans increased $181,000, or 4.3%, to $4.4 million for the three months ended June 30, 2016 from $4.2 million for the three months ended June 30, 2015. The average yields on loans decreased 19 basis points to 5.21% for the three months ended June 30, 2016, compared to 5.40% for the three months ended June 30, 2015. The average balance of loans increased $27.0 million, or 8.7%, to $336.4 million for the three months ended June 30, 2016 from $309.4 million for the three months ended June 30, 2015. Interest income on investment securities increased $4,000, or 1.1%, to $352,000 for the three months ended June 30, 2016 from $348,000 for the three months ended June 30, 2015. The average yield on securities increased 22 basis points to 2.23% for the three months ended June 30, 2016, compared to 2.01% for the three months ended June 30, 2015. The average balance of investment securities decreased $6.0 million, or 8.6%, to $63.4 million for the three months ended June 30, 2016 from $69.4 million for the three months ended June 30, 2015.

Interest income on FHLB stock increased $3,000, or 11.1%, to $30,000 for the three months ended June 30, 2016 from $27,000 for the three months ended June 30, 2015. The average yield on FHLB stock increased 14 basis points to 3.97% for the three months ended June 30, 2016 compared to 3.83% for the three months ended June 30, 2015. The average balance of FHLB stock increased $213,000, or 7.5%, to $3.0 million for the three months ended June 30, 2016 from $2.8 million for the three months ended June 30, 2015 attributable to the acquisition of Commonwealth on May 31, 2015. Interest income on other interest-earning assets increased $10,000, or 111.1%, to $19,000 for the three months ended June 30, 2016 from $9,000 for the three months ended June 30, 2015. The average yield on other interest-earning assets increased 42 basis points to 0.62% for the three months ended June 30, 2016 compared to 0.20% for the three months ended June 30, 2016. The average balance of other interest earning assets decreased $5.3 million, or 30.1%, to $12.4 million for the three months ended June 30, 2016 from $17.7 million for the three months ended June 30, 2015. The decrease in other interest-earning assets is attributable to loan growth for the three months ended June 30, 2016.

Interest income increased $326,000, or 3.6%, to $9.5 million for the six months ended June 30, 2016 from $9.2 million for the six months ended June 30, 2015. The average balance of interest-earning assets increased $15.2 million, or 3.8%, to $408.9 million from $393.7 million. The increase is primarily attributable to loan growth for the six months ended June 30, 2016 combined with the acquisition of Commonwealth on May 31, 2015.

Interest income on loans increased $289,000, or 3.4%, to $8.7 million for the six months ended June 30, 2016 from $8.4 million for the six months ended June 30, 2015. The average yields on loans decreased 17 basis points to 5.32% for the six months ended June 30, 2016, compared to 5.49% for the six months ended June 30, 2015. The average balance of loans increased $22.6 million, or 7.4%, to $328.3 million for the six months ended June 30, 2016 from $305.7 million for the six months ended June 30, 2015. Interest income on investment securities increased $7,000, or 1.0%, to $718,000 for the six months ended June 30, 2016 from $711,000 for the six months ended June 30, 2015. The average yield on securities increased 17 basis points to 2.25% for the six months ended June 30, 2016, compared to 2.08% for the six months ended June 30, 2015. The average balance of investment securities decreased $4.0 million, or 5.8%, to $64.2 million for the six months ended June 30, 2016 from $68.2 million for the six months ended June 30, 2015.

Interest income on FHLB stock increased $7,000, or 13.0%, to $61,000 for the six months ended June 30, 2016 from $54,000 for the six months ended June 30, 2015. The average yield on FHLB stock increased 12 basis points to 4.04% for the six months ended June 30, 2016 compared to 3.92% for the six months ended June 30, 2015. The average balance of FHLB stock increased $284,000, or 10.3%, to $3.0 million for the six months ended June 30, 2016 from $2.8 million for the six months ended June 30, 2015 attributable to the acquisition of Commonwealth on May 31, 2015. Interest income on other interest-earning assets increased $23,000, or 143.8%, to $39,000 for the six months ended June 30, 2016 from $16,000 for the six months ended June 30, 2015. The average yield on other interest-earning assets increased 40 basis points to 0.59% for the six months ended June 30, 2016 compared to 0.19% for the six months ended June 30, 2016. The average balance of other interest earning assets decreased $3.7 million, or 21.9%, to $13.3 million for the six months ended June 30, 2016 from $17.0 million for the six months ended June 30, 2015.

Interest Expense. Interest expense increased $33,000, or 6.0%, to $585,000 for the three months ended June 30, 2016 from $552,000 for the three months ended June 30, 2015. Interest expense on interest bearing deposits increased $35,000, or 7.8% to $485,000 for the three months ended June 30, 2016 from $450,000 for the three months ended June 30, 2015. The average balance of interest bearing deposits increased $12.4 million, or 4.4%, to $298.2 million for the three months ended June 30, 2016 from $285.8 million for the three months ended June 30, 2015 while the average interest rate paid on interest bearing deposits increased 2 basis points to 0.65% for the three months ended June 30, 2016 compared to 0.63% for the three months ended June 30, 2015. The average balance in certificates of deposits remains relatively flat. The increase in average balance on interest bearing deposits is primarily attributable to growth in NOW, savings and money market accounts.

Interest expense on FHLB advances and subordinated debentures decreased $2,000, or 2.0%, to $100,000 for the three months ended June 30, 2016 from $102,000 for the three months ended June 30, 2015. The average balance on FHLB advances increased $3.2 million, 20.7%, to $18.9 million for the three months ended June 30, 2016 from $15.7 million for the three months ended June 30, 2015, offset by a 40 basis point decrease in the average rate paid on the FHLB advances to 1.23% from 1.63%. The average balance on subordinated debentures increased $67,000, or 2.5%, to $2.8 million for the three months ended June 30, 2016 from $2.7 million for the three months ended June 30, 2015. The average interest rate paid on subordinated debentures increased 47 basis points to 6.06% for the three months ended June 30, 2016 from 5.59% for the three months ended June 30, 2015.

Interest expense increased $46,000, or 4.2%, to $1.1 million for the six months ended June 30, 2016 from $1.1 million for the six months ended June 30, 2015. Interest expense on interest bearing deposits increased $60,000, or 6.7% to $957,000 for the six months ended June 30, 2016 from $897,000 for the six months ended June 30, 2015. The average balance of interest bearing deposits increased $14.4 million, or 5.1%, to $296.9 million for the six months ended June 30, 2016 from $282.5 million for the six months ended June 30, 2015. The average interest rate paid on interest bearing deposits increased 1 basis point to 0.65% for the six months ended June 30, 2016 from 0.64% for the six months ended June 30, 2015. The average balance in certificates of deposits remains relatively flat. The increase in average balance on interest bearing deposits is primarily attributable to growth in NOW, savings and money market accounts.

Interest expense on FHLB advances and subordinated debentures decreased $14,000, or 6.8%, to $191,000 for the six months ended June 30, 2016 from $205,000 for the six months ended June 30, 2015. The average balance on FHLB advances decreased $1.5 million, or 8.7%, to $14.9 million for the six months ended June 30, 2016 from $16.4 million for the six months ended June 30, 2015, combined with a 12 basis point decrease in the average rate paid on the FHLB advances to 1.47% from 1.59%. The average balance on subordinated debentures increased $66,000, or 2.4%, to $2.8 million for the six months ended June 30, 2016 from $2.7 million for the six months ended June 30, 2015. The average interest rate paid on subordinated debentures increased 41 basis points to 5.94% for the six months ended June 30, 2016 from 5.53% for the six months ended June 30, 2015.

Net Interest Income. Net interest income increased $165,000, or 4.1%, to $4.2 million for the three months ended June 30, 2016 from $4.0 million for the three months ended June 30, 2015. Net interest income increased despite a decrease in the ratio of average interest earning assets to average interest bearing liabilities to 129.82% for the three months ended June 30, 2016 from 131.30% for the three months ended June 30, 2015. The interest rate spread margin increased 3 basis points to 3.87% for the three months ended June 30, 2016 from 3.84% for the three months ended June 30, 2015. The interest margin increased 2 basis points to 4.04% for the three months ended June 30, 2016 from 4.02% for the three months ended June 30, 2015.

The interest rate spread and net interest margin for the three months ended June 30, 2016 increased due to the slightly higher yields on assets for the three months ended June 30, 2016 as compared the three months ended June 30, 2015. Income recognized from purchase discounts attributable to the Town Square and Commonwealth acquisitions decreased $38,000 to $204,000 for the three months ended June 30, 2016 compared to $242,000 for the three months ended June 30, 2015.

Net interest income increased $280,000, or 3.5%, to $8.3 million for the six months ended June 30, 2016 from $8.1 million for the six months ended June 30, 2015. Net interest income increased despite a decrease in the ratio of average interest earning assets to average interest bearing liabilities to 129.94% for the six months ended June 30, 2016 from 130.58% for the six months ended June 30, 2015. The interest rate spread and interest margin increased 1 basis points to 3.94% and 4.11% for the six months ended June 30, 2016 from 3.93% and 4.10% for the six months ended June 30, 2015, respectively.

The interest rate spread and net interest margin for the six months ended June 30, 2016 increased due to the slightly higher yields on assets for the six months ended June 30, 2016 as compared the six months ended June 30, 2015. Income recognized from purchase discounts attributable to the Town Square acquisition decreased $153,000 to $427,000 for the six months ended June 30, 2016 compared to $580,000 for the six months ended June 30, 2015.

Provision for Loan Losses. We recorded $85,000 in provision for loan losses for the three months ended June 30, 2016 and $394,000 provision for loan losses for the three months ended June 30, 2015. The decrease in the provision for three months ended June 30, 2016 compared to the three months ended June 30, 2015 was primarily attributable to the decrease in charge-offs from $365,000 to $215,000 for the three months ended June 30, 2015 and 2016, respectively. The decrease in charge-off was partially offset by loan growth in the same period.

We recorded $460,000 in provision for loan losses for the six months ended June 30, 2016 and $485,000 provision for loan losses for the six months ended June 30, 2015. The decrease in the provision for six months ended June 30, 2016 compared to the six months ended June 30, 2015 was primarily attributable to the decrease in charge-offs from $516,000 to $395,000 for the six months ended June 30, 2015 and 2016, respectively. The decrease in charge-off was partially offset by loan growth in the same period.

Noninterest Income. Noninterest income decreased $1.6 million, or 67.5%, to $768,000 for the three months ended June 30, 2016 from $2.4 million for the three months ended June 30, 2015. The decrease in noninterest income was primarily attributable to the decrease bargain purchase gain of $1.6 million, or 100%, to $0 for the three months ended June 30, 2016 from $1.6 million for the three months ended June 30, 2015, a decrease in loan servicing fees of $36,000, or 20.6%, to $139,000 for the three months ended June 30, 2016 from $175,000 for the three months ended June 30, 2015 and a decrease in mortgage banking activity of $28,000, or 34.1%, to $54,000 for the three months ended June 30, 2016 from $82,000 for the three months ended June 30, 2015, offset by an increase in service charges on deposits of $22,000, or 4.5%, to $513,000 for the three months ended June 30, 2016 from $491,000 for the three months ended June 30, 2015.

Noninterest income decreased $1.6 million, or 53.2%, to $1.4 million for the six months ended June 30, 2016 from $3.1 million for the six months ended June 30, 2015. The decrease in noninterest income was primarily attributable to the decrease bargain purchase gain of $1.6 million, or 100%, to $0 for the six months ended June 30, 2016 from $1.6 million for the six months ended June 30, 2015, a decrease in mortgage banking activity of $53,000, or 35.3%, to $97,000 for the six months ended June 30, 2016 from $150,000 for the six months ended June 30, 2015 and a decrease in loan servicing fees of $61,000, or 22.9%, to $205,000 for the six months ended June 30, 2016 from $266,000 for the six months ended June 30, 2015, offset by an increase in service charges on deposits of $74,000, or 7.9%, to $1.0 million for the six months ended June 30, 2016 from $932,000 for the six months ended June 30, 2015. Other non-interest income decreased $35,000, or 74.5%, to $12,000 for the six months ended June 30, 2016 from $47,000 for the six months ended June 30, 2015 attributable to gains on insurance settlement/claims of $41,000, primarily due to a reimbursement of $30,000 for a settlement related to Town Square Financial Corporation and a $10,000 claim for a bank vehicle totaled during icy weather for the six months ended June 30, 2015.

Noninterest Expense. Noninterest expense decreased $360,000, or 8.5%, to $3.9 million for the three months ended June 30, 2016 from $4.2 million for the three months ended June 30, 2015. This decrease was primarily due to the decrease of $418,000, or 100%, to $0 in early termination fee for the three months ended June 30, 2016 from $418,000 for the three months ended June 30, 2015 combined with a decrease of $114,000, or 45.4%, to $137,000 in professional fees for the three months ended June 30, 2016 from $251,000 for the three months ended June 30, 2015 due to the Commonwealth acquisition. Salaries and employee benefits decreased $27,000, or 1.4%, to $1.8 million for the three months ended June 30, 2016 from $1.9 million for the three months ended June 30, 2015 due to the decrease in incentive and bonus compensation. Director fees and expenses decreased $23,000, or 40.4%, to $34,000 for the three months ended June 30, 2016 from $57,000 for the three months ended June 30, 2015 due to fewer meetings during the three months ended June 30, 2016.

The decreases above are offset by an increase in advertising of $26,000, or 61.9%, to $68,000 for the three months ended June 30, 2016 from $42,000 for the three months ended June 30, 2015 and an increase in other taxes of $20,000, or 23.0%, to $107,000 for the three months ended June 30, 2016 from $87,000 for the three months ended June 30, 2015. Advertising expense increased primarily due increased media advertising and our recently developed customer acquisition and growth program. The increase in taxes is primarily attributable to business franchise and personal property taxes. In addition, data processing increased $68,000, or 12.4%, to $616,000 for the three months ended June 30, 2016 from $548,000 for the three months ended June 30, 2015 primarily due to the Commonwealth acquisition in May 2015 and one-time charges associated with an upgrade to online banking.

Occupancy and equipment expense increased $114,000, or 28.9%, to $508,000 for the three months ended June 30, 2016 from $394,000 for the three months ended June 30, 2015 due to the depreciation, utilities and insurance expenses associated with the Commonwealth acquisition, the re-opening of the Midtown branch located on Martin Luther King Jr. Boulevard in Ashland, Kentucky and the relocation of the operations center to the previously closed Summit branch. Due to the close proximity of Midtown to the main office and Summit to the Cannonsburg branch, the branches were closed in July 2014 following the acquisition of Town Square in an effort to reduce the number of facilities. However, after terminating an operating lease in December 2015 on an office building used for mortgage banking and loan operations, management and the board of directors chose to utilize the previously closed branches. Midtown now offers mortgage and retail banking services and Summit houses our operations center.

Noninterest expense decreased $329,000, or 4.1%, to $7.7 million for the six months ended June 30, 2016 from $8.0 million for the six months ended June 30, 2015. This decrease was primarily due to the decrease of $418,000, or 100%, to $0 in early termination fees for the six months ended June 30, 2016 from $418,000 for the six months ended June 30, 2015 combined with a decrease of $179,000, or 41.0%, to $258,000 in professional fees for the six months ended June 30, 2016 from $437,000 for the six months ended June 30, 2015 due to the Commonwealth acquisition. Foreclosed assets decreased $54,000, or 32.0%, to $115,000 for the six months ended June 30, 2016 from $169,000 for the six months ended June 30, 2015. Director fees and expenses decreased $19,000, or 17.3%, to $91,000 for the six months ended June 30, 2016 from $110,000 for the six months ended June 30, 2015 due to fewer meetings during the six months ended June 30, 2016.

The decreases above are offset by an increase in advertising of $36,000, or 45.0%, to $116,000 for the six months ended June 30, 2016 from $80,000 for the six months ended June 30, 2015 and an increase in other taxes of $32,000, or 17.6%, to $214,000 for the six months ended June 30, 2016 from $182,000 for the six months ended June 30, 2015. Advertising expense increased primarily due increased media advertising and our recently developed customer acquisition and growth program. The increase in taxes is primarily attributable to business franchise and personal property taxes. In addition, data processing increased $226,000, or 20.6%, to $1.3 million for the six months ended June 30, 2016 from $1.1 million for the six months ended June 30, 2015 primarily attributable to an increase in the accrual for prepaid data processing of $93,000, the Commonwealth acquisition in May 2015 and one-time charges associated with an upgrade to online banking. Occupancy and equipment increased $81,000, or 10.2%, to $872,000 for the six months ended June 30, 2016 from $791,000 for the six months ended June 30, 2015 due to the depreciation, utilities and insurance expenses associated with Commonwealth acquisition, the re-opening of the Midtown branch located on Martin Luther King Jr. Boulevard in Ashland Kentucky and the relocation of the operations center to the previously closed Summit branch. Amortization of intangibles assets increased $13,000, or 8.1%, to $174,000 for the six months ended June 30, 2016 from $161,000 for the six months ended June 30, 2015 due to the Commonwealth acquisition in May 2015.

Income Tax Expense. The provision for income taxes increased $269,000, or 1,921.4%, to $283,000 for the three months ended June 30, 2016 compared to a $14,000 tax expense for the three months ended June 30, 2015 due to lower pre-tax income from the bargain purchase gain in the three months ended June 30, 2015. Our effective tax rate for the three months ended June 30, 2016 was 29.1%.

The provision for income taxes increased $122,000, or 36.1%, to $460,000 for the six months ended June 30, 2016 compared to a $338,000 tax expense for the six months ended June 30, 2015 due to lower pre-tax income from the bargain purchase gain in the six months ended June 30, 2015. Our effective tax rate for the six months ended June 30, 2016 was 27.9%.

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

During the quarter ended June 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer repurchases. The following table sets forth information in connection with repurchases of the Company’s common stock for the period April 1, 2016 through June 30, 2016. On June 3, 2016, the Board of Directors of Poage Bankshares, Inc. authorized a program to repurchase of up to 150,000 shares, which represented approximately 3.9% of the shares outstanding. The repurchase program was effective upon adoption. Shares were purchased pursuant to repurchase authorizations outlined above and include 3,316 shares net-settled pursuant to Poage Bankshares’ Equity Incentive Plan.

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

			Shares	May Yet be
			Purchased	Purchased
	Total		as Part of	Under
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
	Purchased	Per Share	Plan	Plan
April 1 - April 30, 2016	-	-	-	-
May 1 - May 31, 2016	-	-	-	-
June 1 - June 30, 2016	36,389	$16.71	33,073	116,927

Total	36,389	$16.71	33,073

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
number	Description

3.1	Articles of Incorporation of Poage Bankshares, Inc. (1)

3.2	Bylaws of Poage Bankshares, Inc. (2)

10.1	File copy of Holding Company loan agreement

31.1	Certification of President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statement of Shareholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-172192, originally filed on February 11, 2011, and as subsequently amended)

(2)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-35295, filed on August 29, 2013)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poage Bankshares, Inc.
Date: August 10, 2016

/s/ Bruce VanHorn
Bruce VanHorn
President & Chief Executive Officer

/s/ Jane Gilkerson
Jane Gilkerson
Chief Financial Officer

