Form 10-Q
period 2016-09-30
Poage Bankshares, Inc.
filed 2016-11-08
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

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

As of November 8, 2016, the number of shares of the Registrant’s common stock, par value $.01 per share, was 3,713,513.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from financial institutions	$19,493	$23,876
Interest-bearing deposits in other financial institutions	1,992	1,992
Securities available for sale	57,799	63,975
Loans held for sale	710	367
Loans, net of allowance of $2,317 and $1,858	339,616	314,143
Restricted stock, at cost	3,276	3,276
Other real estate owned, net	988	1,306
Premises and equipment, net	11,426	11,514
Company owned life insurance	7,076	6,941
Accrued interest receivable	1,395	1,340
Goodwill	1,277	1,277
Other intangible assets, net	1,092	1,353
Deferred tax asset	918	1,617
Other assets	1,835	2,111
Total assets	$448,893	$435,088

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$50,287	$49,222
Interest bearing	309,508	293,908
Total deposits	359,795	343,130
Federal Home Loan Bank advances	12,793	15,803
Subordinated debenture	2,809	2,761
Accrued interest payable	101	38
Other liabilities	3,642	2,115
Total liabilities	379,140	363,847

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,713,695 and 3,894,282 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	37	39
Additional paid-in-capital	35,856	38,673
Retained earnings	35,059	34,270
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,023)	(2,125)
Accumulated other comprehensive income	824	384
Total shareholders' equity	69,753	71,241
Total liabilities and shareholders' equity	$448,893	$435,088

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$4,455	$4,380	$13,134	$12,770
Taxable securities	207	253	703	758
Tax exempt securities	115	104	336	311
Federal funds sold and other	49	35	149	102
	4,826	4,772	14,322	13,941
Interest expense
Deposits	501	454	1,459	1,351
Federal Home Loan Bank advances and other	101	93	292	298
	602	547	1,751	1,649
Net interest income	4,224	4,225	12,571	12,292

Provision for loan losses	352	-	812	485
Net interest income after provision for loan losses	3,872	4,225	11,759	11,807

Non-interest income
Service charges on deposits	525	529	1,531	1,461
Other service charges	13	13	40	35
Loan servicing fees	151	113	357	379
Gains on mortgage banking activity	64	28	161	179
Net gains (losses) on securities	-	12	(3)	12
Income from company owned life insurance	45	45	135	135
Bargain purchase gain	-	35	-	1,590
Other	2	5	14	51
	800	780	2,235	3,842
Non-interest expense
Salaries and employee benefits	1,865	1,853	5,586	5,566
Occupancy and equipment	509	457	1,381	1,248
Data processing	668	615	1,991	1,711
Federal deposit insurance	60	62	176	181
Loan processing and collection	108	69	268	230
Foreclosed assets, net	191	111	306	280
Advertising	114	42	230	126
Professional fees	137	238	395	676
Other taxes	106	217	320	400
Director fees and expenses	44	69	136	180
Amortization of intangible assets	87	93	261	253
Early termination fee and conversion costs	-	85	-	503
Other	297	390	812	951
	4,186	4,301	11,862	12,305
Income before income taxes	486	704	2,132	3,344
Income tax expense	122	174	581	512
Net income	$364	$530	$1,551	$2,832
Earnings per common share:
Basic	$0.10	$0.14	$0.43	$0.78
Dilutive	0.10	0.14	$0.43	$0.78
Dividend per share	$0.08	$0.06	$0.20	$0.17

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$364	$530	$1,551	$2,832
Other comprehensive income (loss):
Unrealized holding gains (losses) on available for sale securities	(135)	367	664	39
Reclassification adjustments for (gains) losses recognized in income	-	(12)	3	(12)
Net unrealized holding gains (losses) on available for sale securities	(135)	355	667	27
Tax effect	46	(121)	(227)	(9)
Other comprehensive income (loss)	(89)	234	440	18
Comprehensive income	$275	$764	$1,991	$2,850

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands except per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income	Equity
Balances, January 1, 2016	$39	$38,673	$34,270	$(2,125)	$384	$71,241
Net income	-	-	1,551	-	-	1,551
Stock repurchases, 179,757 shares repurchased	(2)	(3,193)	-	-	-	(3,195)
Dividends paid ($0.20/share)	-	-	(762)	-	-	(762)
ESOP compensation earned	-	75	-	102	-	177
Stock based compensation expense, net of 2,156 forfeited shares	-	301	-	-	-	301
Other comprehensive income	-	-	-	-	440	440
Balances, September 30, 2016	$37	$35,856	$35,059	$(2,023)	$824	$69,753

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands except per share data)

	Nine months ended
	September 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$1,551	$2,832
Adjustments to reconcile net income to net cash from operating activities:
Bargain purchase gain	-	(1,590)
Depreciation	583	532
Provision for loan losses	812	485
ESOP compensation expense	177	155
Stock based compensation expense	301	293
(Gain) Loss on securities	3	(12)
Gain on sale of premises and equipment	(92)	-
Loss on sale and write-downs of other real estate owned	182	166
(Gain) Loss on sale of repossessed assets	5	(1)
Amortization of core deposit intangible	261	253
Accretion of fair value adjustments related to loans	(594)	(901)
Accretion of fair value adjustments related to deposits	(49)	(54)
Amortization of fair value related to subordinated debenture	48	48
Net amortization on securities	209	390
Deferred income tax expense	472	82
Net gain on mortgage banking activities	(161)	(179)
Origination of loans held for sale	(6,067)	(5,854)
Proceeds from loans held for sale	5,885	6,630
Increase in cash value of life insurance	(135)	(135)
Change in asset and liabilities, net assets and liabilities acquired:
Accrued interest receivable	(55)	12
Other assets	311	411
Accrued interest payable	63	86
Other liabilities	1,533	855
Net cash from operating activities	5,243	4,504

CASH FLOW FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits with other institutions	-	(1,494)
Securities available for sale:
Proceeds from sales	-	2,017
Proceeds from calls	6,655	1,010
Proceeds from maturities	-	655
Purchases	(5,565)	(9,543)
Principal payments received	5,541	5,201
Purchase of restricted stock	-	(56)
Cash paid for acquisition, net of cash acquired	-	2,355
Loan originations and principal payments on loans, net	(26,785)	5,754
Proceeds from the sale of other real estate owned	1,184	436
Proceeds from the sale of repossessed assets	-	52
Purchase of properties and equipment, net	(403)	(744)
Net cash from investing activities	(19,373)	5,643

CASH FLOW FROM FINANCING ACTIVITIES
Net change in deposits	16,714	(3,095)
Proceeds from Federal Home Loan Bank borrowings	80,500	28,000
Payments on Federal Home Loan Bank borrowings	(83,510)	(35,865)
Cash dividend paid	(762)	(657)
Proceeds from issuance of common stock, net of costs	-	1,675
Stock repurchases	(3,195)	(1,630)
Net cash from financing activities	9,747	(11,572)

CHANGE IN CASH AND CASH EQUIVALENTS	(4,383)	(1,425)

Cash and cash equivalents at beginning of period	23,876	16,967

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,493	$15,542

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and debt	$1,689	$1,547
Income taxes (refund) payment	(450)	350
Real estate acquired in settlement of loans	$1,196	$1,335
Loans provided for sales of real estate owned	$142	$500

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2016 and December 31, 2015 and the results of operations and cash flows for the interim periods ended September 30, 2016 and 2015. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Newly Issued Accounting Standards Not Yet Effective

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments.” This ASU replaces the measurement for credit losses from a probable incurred estimate with an expected future loss model, which is referred to as the “current expected credit loss” or “(CECL)” model. The standard pertains to financial assets measured at amortized cost such as loans, debt securities classified as held-to-maturity, and certain other contracts. The largest impact will be on the allowance for loan and lease losses. The update is effective for public entities for fiscal years beginning after December 15. 2019, including interim periods within, which will apply to March 31, 2020, interim financial statements for calendar year-ends. Management is currently evaluating the impact of the adoption of this guidance on the Company’s financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statements of Cash Flows – Classification of Certain Cash Receipts and Cash Payments.” This update is designed to address the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard also provides guidance on when an entity should separate cash flows and classify them into more than one class and when an entity should classify the aggregate of those cash flows into a single class based on the predominance principle. The update is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, which first applies to March 31, 2018, interim financial statements for calendar year-end public business entities. We do not believe this update will have a significant impact on our consolidated financial statements.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at September 30, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2016
States and political subdivisions	$19,893	$618	$(4)	$20,507
U.S. Government agencies and sponsored entities	3,500	13	(3)	3,510
Government sponsored entities residential mortgage-backed:
FHLMC	10,653	283	-	10,936
FNMA	9,869	219	-	10,088
Collateralized mortgage obligations	5,977	10	(11)	5,976
SBA loan pools	6,658	124	-	6,782
Total securities	$56,550	$1,267	$(18)	$57,799

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
States and political subdivisions	$17,398	$567	$(5)	$17,960
U.S. Government agencies and sponsored entities	9,750	-	(112)	9,638
Government sponsored entities residential mortgage-backed:
FHLMC	11,499	156	(11)	11,644
FNMA	11,657	91	(21)	11,727
Collateralized mortgage obligations	7,720	-	(86)	7,634
SBA loan pools	5,370	17	(15)	5,372
Total securities	$63,394	$831	$(250)	$63,975

The proceeds from sales and calls of securities and the associated gains and losses are listed below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Proceeds	$3,000	$2,027	$6,655	$3,027
Gross gains	-	14	-	14
Gross losses	-	(2)	(3)	(2)

The amortized cost and fair value of the securities portfolio at September 30, 2016 are shown in the following table by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	September 30,
	2016
	Amortized	Fair
	Cost	Value

Within one year	$438	$437
One to five years	10,047	10,169
Five to ten years	9,413	9,827
Beyond ten years	3,495	3,584
Mortgage-backed securities and collateralized mortgage obligations	26,499	27,000
SBA loan pools	6,658	6,782
Total	$56,550	$57,799

9

The following table summarizes the securities with unrealized losses at September 30, 2016 and December 31, 2015, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2016
States and political subdivisions	$2,693	$(4)	$-	$-	$2,693	$(4)
U.S. Government agencies and sponsored entities	2,498	(3)	-	-	2,498	(3)
Collateralized mortgage obligations	695	(3)	2,283	(8)	2,978	(11)
Total available-for-sale securities	$5,886	$(10)	$2,283	$(8)	$8,169	$(18)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2015
States and political subdivisions	$1,357	$(5)	$-	$-	$1,357	$(5)
U.S. Government agencies and sponsored entities	4,212	(39)	5,426	(73)	9,638	(112)
Government sponsored entities residential mortgage backed:
FHLMC	1,429	(11)	-	-	1,429	(11)
FNMA	2,529	(21)	-	-	2,529	(21)
Collateralized mortgage obligations	5,387	(35)	2,247	(51)	7,634	(86)
SBA loan pools	1,845	(15)	-	-	1,845	(15)
Total available-for-sale securities	$16,759	$(126)	$7,673	$(124)	$24,432	$(250)

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

NOTE 3 – LOANS

Loans at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Real estate:
One to four family	$183,229	$184,613
Multi-family	5,636	4,521
Commercial real estate	70,735	62,726
Construction and land	16,336	6,282
	275,936	258,142

Commercial and industrial	37,871	31,841

Consumer
Home equity loans and lines of credit	10,088	8,287
Motor vehicle	10,696	10,735
Other	7,783	7,347
	28,567	26,369

Total	342,374	316,352
Less: Net deferred loan fees	441	351
Allowance for loan losses	2,317	1,858
	$339,616	$314,143

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2016 and December 31, 2015. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

September 30, 2016

	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total
Real estate	$11	$-	$1,959	$1,970	$3,787	$2,003	$270,146	$275,936
Commercial and industrial	-	-	189	$189	1,001	-	36,870	37,871
Consumer	-	-	158	$158	40	2	28,525	28,567
Unallocated	-	-	-	-	-	-	-	-
Total	$11	$-	$2,306	$2,317	$4,828	$2,005	$335,541	$342,374

December 31, 2015
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total
Real estate	$2	$-	$1,674	$1,676	$1,497	$2,624	$254,021	$258,142
Commercial and industrial	-	-	77	77	449	-	31,392	31,841
Consumer	13	-	92	105	23	16	26,330	26,369
Unallocated	-	-	-	-	-	-	-	-
Total	$15	$-	$1,843	$1,858	$1,969	$2,640	$311,743	$316,352

The following table presents information related to impaired loans by class of loans as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Real Estate:
One to four family	$640	$640	$-	$1,416	$1,100	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	3,089	3,089	-	183	183	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	1,144	1,001	-	582	449	-
Consumer:
Home equity and lines of credit	40	40	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$4,913	$4,770	$-	$2,181	$1,732	$-

With an allowance recorded:
Real Estate:
One to four family	$58	$58	$11	$-	$-	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	214	214	2
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	23	23	13
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	58	58	11	237	237	15
Total	$4,971	$4,828	$11	$2,418	$1,969	$15

For the purpose of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following tables present the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Real Estate:
One to four family	$698	$1	$-	$952	$-	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	3,089	32	-	323	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	1,001	6	-	335	-	-
Consumer:
Home equity and lines of credit	40	-	-	7	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$4,828	$39	$-	$1,617	$-	$-

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Real Estate:
One to four family	$854	$7	$-	$952	$-	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	1,287	101	-	671	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	499	31	-	366	-	-
Consumer:
Home equity and lines of credit	23	1	-	7	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$2,663	$140	$-	$1,996	$-	$-

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality. For purposes of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following tables sets forth an analysis of our allowance for loan losses for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Three months ended		Commercial
September 30, 2016	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,797	$126	$144	$-	$2,067
Provision for loan losses	249	58	45	-	352
Loans charged-off	(83)	-	(51)	-	(134)
Recoveries	7	5	20	-	32
Total ending allowance balance	$1,970	$189	$158	$-	$2,317

Three months ended		Commercial
September 30, 2015	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,900	$89	$84	$-	$2,073
Provision for loan losses	(38)	(7)	24	21	-
Loans charged-off	(52)	(12)	(49)	-	(113)
Recoveries	18	5	30	-	53
Total ending allowance balance	$1,828	$75	$89	$21	$2,013

Nine months ended		Commercial
September 30, 2016	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,676	$77	$105	$-	$1,858
Provision for loan losses	527	151	134	-	812
Loans charged-off	(250)	(77)	(165)	-	(492)
Recoveries	17	38	84	-	139
Total ending allowance balance	$1,970	$189	$158	$-	$2,317

Nine months ended		Commercial
September 30, 2015	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,806	$43	$62	$-	$1,911
Provision for loan losses	240	54	170	21	485
Loans charged-off	(370)	(64)	(195)	-	(629)
Recoveries	152	42	52	-	246
Total ending allowance balance	$1,828	$75	$89	$21	$2,013

Nonaccrual loans, and loans past due 90 days still on accrual status, consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual status, by class of loans, as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016		December 31, 2015
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$2,671	$-	$2,967	$-
Multi-family	-	-	-	-
Commercial real estate	885	-	773	-
Construction and land	-	-	259	-
Commercial and industrial	152	-	449	-
Consumer:
Home equity loans and lines of credit	123	-	23	-
Motor vehicle	-	-	-	-
Other	5	-	31	-
Total	$3,836	$-	$4,502	$-

The following tables present the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015 by class of loans. As of September 30, 2016, consumer residential properties in process of foreclosure was $800,000 compared to $863,000 at December 31, 2015. Non-accrual loans of $3.8 million as of September 30, 2016 and $4.5 million at December 31, 2015 are included in the tables below and have been categorized based on their payment status (in thousands):

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
September 30, 2016
Real estate:
One to four family	$1,462	$727	$830	$3,019	$1,128	$179,082	$183,229
Multi-family	-	-	-	-	-	5,636	5,636
Commercial real estate	486	399	216	1,101	875	68,759	70,735
Construction and land	-	-	-	-	-	16,336	16,336
Commercial and industrial	90	8	146	244	-	37,627	37,871
Consumer:
Home equity loans and lines of credit	-	79	123	202	-	9,886	10,088
Motor vehicle	35	16	-	51	-	10,645	10,696
Other	4	2	-	6	2	7,775	7,783
Total	$2,077	$1,231	$1,315	$4,623	$2,005	$335,746	$342,374

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2015
Real estate:
One to four family	$1,152	$35	$1,226	$2,413	$1,305	$180,895	$184,613
Multi-family	-	-	-	-	-	4,521	4,521
Commercial real estate	44	-	214	258	1,061	61,407	62,726
Construction and land	-	-	-	-	258	6,024	6,282
Commercial and industrial	3	19	362	384	-	31,457	31,841
Consumer:
Home equity loans and lines of credit	-	-	23	23	-	8,264	8,287
Motor vehicle	21	1	-	22	4	10,709	10,735
Other	25	2	1	28	12	7,307	7,347
Total	$1,245	$57	$1,826	$3,128	$2,640	$310,584	$316,352

Troubled Debt Restructurings:

As of September 30, 2016, the Company has a recorded investment in six TDRs which totaled $3.4 million. There were three TDRs which totaled $307,000 at December 31, 2015. A less than market rate and extended term was granted as concessions for TDRs. No additional charge-off or provision has been made for the loan relationships. No additional commitments to lend have been made to the borrower.

September 30, 2016	TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$17	$104	$121
Multi-family	-	-	-
Commercial real estate	166	2,204	2,370
Construction and land	-	-	-
Commercial and industrial	19	849	868
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$202	$3,157	$3,359

December 31, 2015	TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$-	$105	$105
Multi-family	-	-	-
Commercial real estate	183	-	183
Construction and land	-	-	-
Commercial and industrial	19	-	19
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$202	$105	$307

There were two TDRs, one commercial real estate loan and one commercial and industrial loan, which occurred during the three months ended September 30, 2016. There were three TDRs, one commercial real estate loan, one commercial and industrial loan and one residential real estate loan, which occurred during the nine months ended September 30, 2016. There was one TDR, a residential real estate loan, which occurred during the three and nine months ended September 30, 2015.

The modifications did not include a permanent reduction of the recorded investment in the loans and did not increase the allowance for loan losses during the three and nine months ended September 30, 2016 and 2015. There were no TDRs that subsequently defaulted within twelve months of modification during the three and nine months ended September 30, 2016 and 2015.

The following table presents TDRs that occurred during the nine months ended September 30, 2016 and September 30, 2015 (dollars in thousands):

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
One to four family	1	$17	$17	1	$105	$105
Multi-family	-	-	-	-	-	-
Commercial real estate	1	2,204	2,204	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	1	849	849	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	3	$3,070	$3,070	1	$105	$105

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
September 30, 2016	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$176,514	$2,148	$4,567	$-	$-	$183,229
Multi family	5,636	-	-	-	-	5,636
Commercial real estate	64,897	1,597	4,241	-	-	70,735
Construction and land	16,336	-	-	-	-	16,336
Commercial and industrial	33,937	2,226	1,708	-	-	37,871
Home equity loans and lines of credit	9,902	6	180	-	-	10,088
Motor vehicle	10,664	9	23	-	-	10,696
Other	7,776	2	5	-	-	7,783
Total	$325,662	$5,988	$10,724	$-	$-	$342,374

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$176,824	$2,716	$5,073	$-	$-	$184,613
Multi family	4,521	-	-	-	-	4,521
Commercial real estate	60,544	107	2,075	-	-	62,726
Construction and land	6,023	0	259	-	-	6,282
Commercial and industrial	30,551	5	1,285	-	-	31,841
Home equity loans and lines of credit	8,262	0	25	-	-	8,287
Motor vehicle	10,703	0	32	-	-	10,735
Other	7,306	8	33	-	-	7,347
Total	$304,734	$2,836	$8,782	$-	$-	$316,352

There were $1.8 million and $2.3 million purchased credit impaired (“PCI”) loans included in substandard loans at September 30, 2016 and December 31, 2015, respectively.

The Company holds purchased loans without evidence of credit quality deterioration and purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable that all contractually required payments would not be collected. A summary of non-impaired purchased loans and credit-impaired purchased loans with the carrying amount of those loans is as follows:

Purchased Loans as of September 30, 2016	Non-impaired	Credit-impaired
	Purchased	Purchased
(in thousands)	Loans	Loans
Real estate:
One to four family	$32,485	$1,128
Commercial real estate	22,112	875
Construction and land	874	-
Commercial and Industrial	3,578	-
Consumer loans:
Home equity loans and lines of credit	1,487	-
Motor vehicle	252	-
Other	752	2
Total loans	$61,540	$2,005

Purchased Loans as of December 31, 2015	Non-impaired	Credit-impaired
	Purchased	Purchased
(in thousands)	Loans	Loans
Real estate:
One to four family	$37,557	$1,305
Commercial real estate	28,322	1,061
Construction and land	1,058	258
Commercial and Industrial	7,122	-
Consumer loans:
Home equity loans and lines of credit	1,660	-
Motor vehicle	605	4
Other	1,107	12
Total loans	$77,431	$2,640

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three and nine months ended September 30, 2016 and September 30, 2015.

The following table presents the composition of the acquired loans at September 30, 2016:

As of September 30, 2016
	Contractual	Fair Value
(in thousands)	Amount	Adjustments	Fair Value
Real estate:
One to four family	$34,237	$(624)	$33,613
Commercial Real Estate	23,372	(385)	22,987
Construction and land	882	(8)	874
Commercial and Industrial	3,611	(33)	3,578
Consumer loans:
Home equity loans and lines of credit	1,502	(15)	1,487
Motor vehicle	255	(3)	252
Other	761	(7)	754
Total loans	$64,620	$(1,075)	$63,545

The following tables presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015

Carrying Amount	$2,005	$2,640
Non-Accretable difference	285	349
Accretable yield	164	292
Contractually-required principal and interest payments	$2,454	$3,281

The Company adjusted interest income to recognize $42,000, and $128,000 of accretable yield on credit-impaired purchased loans for the three and nine months ended September 30, 2016. The Company adjusted interest income to recognize $40,000, and $189,000 of accretable yield on credit-impaired purchased loans for the three and nine months ended September 30, 2015.

(in thousands)	September 30, 2016	December 31, 2015
Real Estate:
One to four family	$1,128	$1,305
Commercial real estate	875	1,061
Construction and land	-	258
Commercial and industrial	-	-
Consumer:
Home equity loans and lines of credit	-	-
Motor vehicle	-	4
Other	2	12
Outstanding balance	$2,005	$2,640

Carrying amount, net of allowance of $0 and $0	$2,005	$2,640

Accretable yield, or income expected to be collected, is as follows for the nine months ended September 30, 2016 and 2015 (in thousands):

	2016	2015

Balance at January 1,	$292	$625
New Loans Purchased	-	-
Accretion of income	(128)	(189)
Reclassifications from nonaccretable difference	-	-
Disposals	-	-
Balance at September 30,	$164	$436

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016	December 31, 2015

Maturities October 2016 through January 2029, fixed rate at rates from 0.45% to 6.86%, weighted average rate of 1.50% at September 30, 2016 and 1.52% at December 31, 2015	$12,793	$15,803

Payments contractually required over the next five years are as follows as of September 30, 2016 (in thousands):

September 30,
2017	$10,106
2018	1,565
2019	632
2020	93
2021	79
Thereafter	318
Total	$12,793

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements at
	September 30, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$20,507	$-	$20,507	$-
U.S. Government agencies and sponsored entities	3,510	-	3,510	-
Mortgage backed securities: residential	21,024	-	21,024	-
Collateralized mortgage obligations	5,976	-	5,976	-
SBA loan pools	6,782	-	6,782	-
Total securities	$57,799	$-	$57,799	$-

	Fair Value Measurements at
	December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$17,960	$-	$17,960	$-
U.S. Government agencies and sponsored entities	9,638	-	9,638	-
Mortgage backed securities: residential	23,371	-	23,371	-
Collateralized mortgage obligations	7,634	-	7,634	-
SBA loan pools	5,372	-	5,372	-
Total securities	$63,975	$-	$63,975	$-

There were no transfers between Level 1 and Level 2 during 2016 or 2015.

Assets measured at fair value on a non-recurring basis are summarized below (in thousands):

	Fair Value Measurements at
	September 30, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans
Residential real estate, net	$150	$-	$-	$150

Other real estate owned
Residential real estate, net	$70	$-	$-	$70

	Fair Value Measurements at
	December 31, 2015 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Commercial real estate, net	$212	$-	$-	$212
Home equity line of credit, net	10	-	-	10

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

At September 30, 2016, impaired loans recorded at fair value had a net carrying amount of $150,000 equal to the outstanding balance of $161,000, net of a valuation allowance of $11,000. There were charge-offs of $0 and $31,000 for the three and nine months ended September 30, 2016, and $200,000 for both the three and nine months ended September 30, 2015. At December 31, 2015, impaired loans recorded at fair value had a net carrying amount of $222,000 equal to the outstanding balance of $237,000, net of a valuation allowance of $15,000.

At September 30, 2016, OREO recorded at fair value had a net carrying amount of $70,000 made up of the outstanding balance of $119,000 net of a valuation allowance of $49,000, which resulted in a write-down of $34,000 and $48,000 for the three and nine months ended September 30, 2016 respectively. There were $95,400 write-downs for both the three and nine months ended September 30, 2015. At December 31, 2015 no OREO was recorded at fair value.

The carrying amounts and estimated fair values of financial instruments at September 30, 2016 and December 31, 2015 are as follows (in thousands):

		Fair Value Measurements
	Carrying
September 30, 2016	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$19,493	$19,493	$-	$-	$19,493
Interest-bearing deposits	1,992	1,992	-	-	1,992
Securities	57,799	-	57,799	-	57,799
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	710	-	710	-	710
Loans, net	339,616	-	-	340,097	340,097
Accrued interest receivable	1,395	-	320	1,075	1,395

Financial liabilities
Deposits	$359,795	$169,238	$170,905	$-	$340,143
Federal Home Loan Bank advances	12,793	8,004	4,789	-	12,793
Subordinated debenture	2,809	-	3,128	-	3,128
Accrued interest payable	101	-	101	-	101

		Fair Value Measurements
	Carrying
December 31, 2015	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$23,876	$23,876	$-	$-	$23,876
Interest bearing deposits	1,992	1,992	-	-	1,992
Securities	63,975	-	63,975	-	63,975
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	367	-	367	-	367
Loans, net	314,143	-	-	356,337	356,337
Accrued interest receivable	1,340	-	294	1,046	1,340

Financial liabilities
Deposits	$343,130	$184,284	$158,328	$-	$342,612
Federal Home Loan Bank advances	15,803	9,770	10,943	-	20,713
Subordinated debenture	2,761	-	2,761	-	2,761
Accrued interest payable	38	-	38	-	38

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

NOTE 6 – ESOP

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

There were no contributions to the ESOP for the three and nine months ended September 30, 2016 and 2015.

Shares held by the ESOP at September 30, 2016 and December 31, 2015 were as follows (dollars in thousands):

	September 30,	December 31,
	2016	2015
Allocated to participants	40,671	42,832
Committed to be released	23,606	-
Unearned	202,347	225,953
Total ESOP shares	266,624	268,785

Fair value of unearned shares	$3,904	$3,864

NOTE 7 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three and nine months ended September 30, 2016 and 2015, were as follows (dollar amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic
Net income	$364	$530	$1,551	$2,832
Less: Earnings allocated to participating securities	3	9	16	55
Net income available to common shareholders	$361	$521	1,535	2,777

Weighted average common shares outstanding	3,764,946	3,938,130	3,808,622	3,876,984
Less: Average unallocated ESOP shares	204,571	225,949	207,922	233,559
Average participating shares	31,098	64,149	39,139	75,896
Average shares	3,529,277	3,648,032	3,561,561	3,567,529

Basic earnings per common share	$0.10	$0.14	$0.43	$0.78

Diluted
Net income available to common shareholders	$361	$521	$1,535	$2,777

Weighted average common shares outstanding for basic earnings per common share	3,529,277	3,648,032	3,561,561	3,567,529
Add: Dilutive effects of assumed exercises of stock options	31,012	-	20,744	-
Average shares and dilutive potential common shares	3,560,289	3,648,032	3,582,305	3,567,529

Diluted earnings per common share	$0.10	$0.14	$0.43	$0.78

Stock options of 200,600 shares of common stock were considered in computing diluted earnings per common share for the three and nine months ended September 30, 2016. No stock options were excluded from the calculation of diluted earnings per common share for September 30, 2016. Stock options of 234,650 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2015 because they were antidilutive.

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

The following table summarizes stock option activity for the nine months ended September 30, 2016:

		Weighted Average
	Options	Exercise Price

Outstanding -December 31, 2015	205,500	$14.92
Granted	-	-
Exercised and settled	-	-
Forfeited	4,900	15.00
Outstanding -September 30, 2016	200,600	$14.91

Fully vested and exercisable at September 30, 2016	122,100
Fully vested and exercisable at December 31, 2015	76,200
Expected to vest in future periods	78,500

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. At September 30, 2016, 200,600 options were outstanding and 122,100 options were fully vested and exercisable with aggregate intrinsic value of $880,000 and $535,000, respectively. At December 31, 2015, 205,500 options were outstanding and 76,200 options were fully vested and exercisable with aggregate intrinsic value of $446,000 and $165,000, respectively. During the nine months ended September 30, 2016, 45,900 options vested. Stock-based compensation expense for stock options included in salaries and benefits for the three and nine months ended September 30, 2016 was $18,000 and $68,000, respectively. Stock-based compensation for stock options included in salaries and benefits for the three and nine months ended September 2015 was ($4,000) and $56,000, respectively. Total unrecognized compensation cost related to non-vested stock options was $130,000 at September 30, 2016 and $208,000 at December 31, 2015 and is expected to be recognized over a period of 2 – 3 years.

The following table summarizes non-vested restricted stock activity for the nine months ended September 30, 2016:

Balance - December 31, 2015	53,947
Granted	-
Forfeited	(2,156)
Vested	(21,185)
Balance - September 30, 2016	30,606

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three and nine months ended September 30, 2016 was $55,000 and $233,000, respectively. Stock-based compensation expense for restricted stock included in salaries and benefits for the three and nine months ended September 30, 2015 was $36,000 and $237,000, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $357,000 at September 30, 2016 and $623,000 at December 31, 2015 and is expected to be recognized over a weighted-average period of 2 years.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table is changes in Accumulated Other Comprehensive Income by component, net of tax, for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities
	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning balance	$913	$244	$384	$460

Other comprehensive income (loss), net of tax before reclassification	(89)	246	438	30

Amounts reclassified from accumulated other comprehensive income for loss on call of securities, net of tax benefit (expense) of $0, ($6), $1 and ($6) respectively.	-	(12)	2	(12)

Net current period other comprehensive income (loss)	(89)	234	440	18

Ending Balance	$824	$478	$824	$478

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which can be identified by the use of such words as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” and similar expressions. These forward-looking statements include, but are not limited to:

>	statements of our goals, intentions and expectations;
>	statements regarding our business plans and prospects and growth and operating strategies;
>	statements regarding the asset quality of our loan and investment portfolios;
>	estimates of our risks and future costs and benefits;
>	statements about the expected benefits of the acquisition of Town Square Financial Corporation and Town Square Bank and the acquisition of Commonwealth Bank FSB (“Commonwealth”), including future financial and operating results, cost savings, enhancements to revenue and accretion to reported earnings that may be realized from the acquisition; and
>	statements about the financial condition, results of operations and business of Poage Bankshares.

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

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

>	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;

>	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

>	significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;

>	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

>	our ability to successfully enhance internal controls;

>	our business may not be integrated successfully with the businesses of Town Square Financial Corporation and Commonwealth, or such integration may take longer to accomplish than expected, if at all;

>	the growth opportunities and cost savings from the acquisitions of Town Square Financial Corporation and Commonwealth may not be fully realized or may take longer to realize than expected, if at all;

>	our ability to manage increased expenses following the acquisitions of Town Square Financial Corporation and Commonwealth, including salary and employee benefit expenses and occupation expenses;

>	operating costs, customer losses and business disruption following the acquisitions of Town Square Financial Corporation and Commonwealth, including adverse effects of relationships with employees, may be greater than expected;

>	competition among depository and other financial institutions;

>	our success in increasing our originations of adjustable-rate mortgage loans;

>	our success in increasing our commercial business and commercial real estate loans;

>	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending, including as a result of the acquisitions of Town Square Financial Corporation and Commonwealth;

>	our success in introducing new financial products;

>	our ability to attract and maintain deposits, including depositors of the former Town Square Bank and former depositors of Commonwealth Bank;

>	decreases in our asset quality;

>	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

>	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

>	changes in consumer spending, borrowing and savings habits;

>	declines in the yield on our assets resulting from the current low interest rate environment;

>	risks related to a high concentration of loans secured by real estate located in our market area;

>	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

>	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

>	changes in the level of government support of housing finance;

>	our ability to enter new markets successfully and capitalize on growth opportunities

>	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

>	changes in our organization, compensation and benefit plans and our ability to retain key members of our senior management team;

>	loan delinquencies and changes in the underlying cash flows of our borrowers;

>	the failure or security breaches of computer systems on which we depend;

>	the ability of key third-party providers to perform their obligations to us; and

>	changes in the financial condition or future prospects of issuers of securities that we own.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

At September 30, 2016, the Company’s assets totaled $448.9 million, an increase of $13.8 million, or 3.2%, from $435.1 million at December 31, 2015. The increase was attributed to growth in real estate loans during the quarter, funded by FHLB advances and non-interest bearing cash.

Cash and Cash equivalents decreased by $4.4 million, or 18.4%, to $19.5 million at September 30, 2016 from $23.9 million at December 31, 2015. The decrease in cash was primarily attributable to loan growth of $25.5 million and a decrease in Federal Home Loan Bank advances of $3.0 million, offset by principal payments on securities of $6.2 million and an increase in deposits of $16.7 million.

Loans held for sale increased $343,000, or 93.5%, to $710,000 at September 30, 2016 from $367,000 at December 31, 2015 due to an increase in mortgage banking activity.

Loans, net, increased $25.5 million, or 8.1%, to $339.6 million at September 30, 2016 from $314.1 million at December 31, 2015. The increase was primarily attributable to an increase in commercial real estate, construction loans and commercial and industrial loans. Real estate secured loans increased $17.8 million, commercial loans increased $6.0 million and consumer loans increased $2.2 million during the nine month period ended September 30, 2016. Non-performing loans decreased $666,000, or 14.8%, to $3.8 million at September 30, 2016 from $4.5 million at December 31, 2015.

Securities available for sale decreased by $6.2 million, or 9.7%, to $57.8 million at September 30, 2016 from $64.0 million at December 31, 2015. This decrease is primarily due to $12.2 million in calls and principal payments, offset by $5.6 million in purchases.

Deposits increased $16.7 million, or 4.9%, to $359.8 million at September 30, 2016 from $343.1 million at December 31, 2015. The increase was attributable to an increase in NOW and money market accounts combined with the $9.0 million in short-term certificates of deposits acquired in the nationwide marketplace.

Federal Home Loan Bank advances decreased $3.0 million, or 19.0%, to $12.8 million at September 30, 2016 from $15.8 million at December 31, 2015. This decrease in borrowings was due to maturities.

Other borrowings increased by $48,000, or 1.7%, to $2.8 million at September 30, 2016 from $2.8 million at December 31, 2015 due to the amortization of the fair value related to the subordinated debenture assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of 4,124 trust preferred securities with a liquidation amount of $1,000 per security. The subordinated debt of $2.8 million is shown as a liability because the Company is not considered the primary beneficiary of the Trust. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.68% at September 30, 2016.

Total shareholders’ equity decreased by $1.5 million, or 2.1%, to $69.7 million at September 30, 2016 from $71.2 million at December 31, 2015. The decrease resulted primarily from the repurchase of common stock totaling $3.2 million and the payment of cash dividends totaling $762,000, offset by an increase in accumulated other comprehensive income by $440,000 and net income of $1.6 million.

Average Balances and Yields

The following table sets forth average balances, average yields and costs, and certain other information at the dates and for the periods indicated. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income. Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality (dollars in thousands).

	For the Three Months Ended September 30,
	2016			2015
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$344,546	$4,455	5.14%	$317,048	$4,380	5.48%
Investment securities	59,414	322	2.16%	66,606	357	2.13%
FHLB stock	3,036	30	3.93%	3,036	30	3.92%
Other interest-earning assets	13,164	19	0.57%	14,819	5	0.13%
Total interest-earning assets	420,160	4,826	4.57%	401,509	4,772	4.72%

Noninterest-earning assets	27,677			29,216
Total assets	447,837			430,725

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	140,453	62	0.18%	130,027	57	0.17%
Certificates of deposit	161,467	439	1.08%	160,168	397	0.98%
Total interest bearing deposits	301,920	501	0.66%	290,195	454	0.62%

FHLB advances	19,559	58	1.18%	13,692	55	1.59%
Subordinated debenture	2,800	43	6.11%	2,735	38	5.51%
Total borrowings	22,359	101	1.80%	16,427	93	2.25%

Total interest bearing liabilities	324,279	602	0.74%	306,622	547	0.71%

Non-interest bearing liabilities:
Non-interest bearing deposits	48,860			48,677
Accrued interest payable	163			231
Other liabilities	3,572			4,090
Total non-interest bearing liabilities	52,595			52,998
Total liabilities	376,874			359,620

Total equity	70,963			71,105
Total liabilities and equity	447,837			430,725

Net interest income		4,224			4,225
Interest rate spread			3.83%			4.01%
Net interest margin			4.00%			4.17%
Average interest-earning assets to average interest-bearing liabilities			129.57%			130.95%

	For the Nine Months Ended September 30,
	2016			2015
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$333,755	$13,134	5.26%	$309,545	$12,770	5.52%
Investment securities	62,622	1,039	2.22%	67,672	1,069	2.11%
FHLB stock	3,036	91	4.00%	2,848	84	3.94%
Other interest-earning assets	13,339	58	0.58%	16,289	18	0.15%
Total interest-earning assets	412,752	14,322	4.63%	396,354	13,941	4.70%

Noninterest-earning assets	27,702			27,269
Total assets	440,454			423,623

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	138,145	184	0.18%	124,853	168	0.18%
Certificates of deposit	160,470	1,275	1.06%	160,216	1,183	0.99%
Total interest bearing deposits	298,615	1,459	0.65%	285,069	1,351	0.63%

FHLB advances	16,493	167	1.35%	15,461	184	1.59%
Subordinated Debenture	2,785	125	6.00%	2,719	114	5.61%
Total borrowings	19,278	292	2.02%	18,180	298	2.19%

Total interest bearing liabilities	317,893	1,751	0.74%	303,249	1,649	0.73%

Non-interest bearing liabilities:
Non-interest bearing deposits	48,414			46,782
Accrued interest payable	143			186
Other liabilities	2,929			4,259
Total non-interest bearing liabilities	51,486			51,227
Total liabilities	369,379			354,476

Total equity	71,075			69,147
Total liabilities and equity	440,454			423,623

Net interest income		12,571			12,292
Interest rate spread			3.89%			3.97%
Net interest margin			4.07%			4.15%
Average interest-earning assets to average interest-bearing liabilities			129.84%			130.70%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At September 30, 2016, we had $12.8 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $101.6 million.

Poage Bankshares, Inc. is a separate legal entity from Town Square Bank and must provide its own liquidity to pay dividends, repurchase stock and to fund other general corporate activities. Poage Bankshares, Inc.’s primary source of liquidity is dividend payments from Town Square Bank. The ability of Town Square Bank to pay dividends is subject to regulatory requirements. At September 30, 2016, Poage Bankshares, Inc. (on an unconsolidated basis) had liquid assets of $4.4 million.

On June 16, 2016, Poage Bankshares, Inc. executed a $2.0 million commercial line of credit secured with Town Square Bank common stock, with an unaffiliated lender. The initial variable interest rate on the line of credit is 4.00% with an interest rate equal to the Wall Street Prime plus 0.50%. The line of credit matures June 16, 2018. The line of credit will be used for general working capital purposes. At September 30, 2016, we have $2.0 million available on the line of credit.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company. At September 30, 2016, the actual capital conservation buffer for Town Square Bank was 13.43% compared to the capital conservation buffer requirement of 0.625%.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

As of September 30, 2016, the capital of the Town Square Bank exceeded all required regulatory guidelines and Town Square Bank was categorized as well-capitalized.

The following table reflects the Bank’s current regulatory capital levels in more detail, including comparisons to the regulatory minimums at September 30, 2016 and December 31, 2015 (in thousands).

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-weighted Assets)	$64,345	21.43%	$24,020	8.00%	$30,025	10.00%
Tier I Capital
(to Risk-weighted Assets)	61,982	20.64%	18,015	6.00%	24,020	8.00%
Common Equity
(to Risk-weighted Assets)	61,982	20.64%	13,511	4.50%	19,516	6.50%
Tier I Capital
(to Adjusted Total Assets)	61,982	13.85%	17,901	4.00%	22,376	5.00%

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-weighted Assets)	$67,705	24.36%	$22,237	8.00%	$27,796	10.00%
Tier I Capital
(to Risk-weighted Assets)	65,816	23.68%	16,678	6.00%	22,237	8.00%
Common Equity
(to Risk-weighted Assets)	65,816	23.68%	12,508	4.50%	18,067	6.50%
Tier I Capital
(to Adjusted Total Assets)	65,816	15.31%	17,190	4.00%	21,488	5.00%

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

Comparison of Operating Results for the Three and Nine months Ended September 30, 2016 and September 30, 2015

General. Net income for the three months ended September 30, 2016 decreased $166,000 to $364,000 from net income of $530,000 for the three months ended September 30, 2015. The decrease in net income is primarily attributable to an increase in the provision for loan losses of $352,000 to $352,000 for the three months ended September 30, 2016 compared to $0 for the three months ended September 30, 2015, offset by a decrease in professional fees of $101,000 to $137,000 for the three months ended September 30, 2016 from $238,000 for the three months ended September 30, 2015 and a decrease in other taxes of $111,000 to $106,000 for the three months ended September 30, 2016 compared to $217,000 for the three months ended September 30, 2015.

Net income for the nine months ended September 30, 2016 decreased $1.3 million to $1.5 million from net income of $2.8 million for the nine months ended September 30, 2015. The decrease in net income is primarily attributable to a decrease in bargain purchase gain of $1.6 million to $0 for the nine months ended September 30, 2016 compared to $1.6 million for the nine months ended September 30, 2015 and an increase in the provision for loan losses of $327,000 to $812,000 for the nine months ended September 30, 2016 compared to $485,000 for the nine months ended September 30, 2015, offset by a decrease in early termination fee and conversion cost of $503,000 to $0 for the nine months ended September 30, 2016 compared to $503,000 for the nine months ended September 30, 2015.

Interest Income. Interest income remained unchanged at $4.8 million for the three months ended September 30, 2016 and 2015. The average balance of interest-earning assets increased $18.7 million, or 4.6%, to $420.2 million from $401.5 million. The increase is primarily attributable to growth in commercial real estate, construction loans and commercial and industrial loans.

Interest income on loans increased $75,000, or 1.7%, to $4.5 million for the three months ended September 30, 2016 from $4.4 million for the three months ended September 30, 2015. The average yields on loans decreased 34 basis points to 5.14% for the three months ended September 30, 2016, compared to 5.48% for the three months ended September 30, 2015. The average balance of loans increased $27.5 million, or 8.7%, to $344.5 million for the three months ended September 30, 2016 from $317.0 million for the three months ended September 30, 2015. Interest income on investment securities decreased $35,000, or 9.8%, to $322,000 for the three months ended September 30, 2016 from $357,000 for the three months ended September 30, 2015. The average yield on securities increased 3 basis points to 2.16% for the three months ended September 30, 2016, compared to 2.13% for the three months ended September 30, 2015. The average balance of investment securities decreased $7.2 million, or 10.8%, to $59.4 million for the three months ended September 30, 2016 from $66.6 million for the three months ended September 30, 2015.

Interest income on FHLB stock remained unchanged at $30,000 for the three months ended September 30, 2016 and 2015. The average yield on FHLB stock increased 1 basis points to 3.93% for the three months ended September 30, 2016 compared to 3.92% for the three months ended September 30, 2015. The average balance of FHLB stock remained unchanged at $3.0 million for the three months ended September 30, 2016 and 2015. Interest income on other interest-earning assets increased $14,000, or 280.0%, to $19,000 for the three months ended September 30, 2016 from $5,000 for the three months ended September 30, 2015. The average yield on other interest-earning assets increased 44 basis points to 0.57% for the three months ended September 30, 2016 compared to 0.13% for the three months ended September 30, 2016. The average balance of other interest earning assets decreased $1.6 million, or 11.2%, to $13.2 million for the three months ended September 30, 2016 from $14.8 million for the three months ended September 30, 2015.

Interest income increased $381,000, or 2.7%, to $14.3 million for the nine months ended September 30, 2016 from $13.9 million for the nine months ended September 30, 2015. The average balance of interest-earning assets increased $16.4 million, or 4.1%, to $412.8 million from $396.4 million. The increase is primarily attributable to loan growth for the nine months ended September 30, 2016 combined with the acquisition of Commonwealth on May 31, 2015.

Interest income on loans increased $364,000, or 2.9%, to $13.1 million for the nine months ended September 30, 2016 from $12.8 million for the nine months ended September 30, 2015. The average yields on loans decreased 26 basis points to 5.26% for the nine months ended September 30, 2016, compared to 5.52% for the nine months ended September 30, 2015. The average balance of loans increased $24.3 million, or 7.8%, to $333.8 million for the nine months ended September 30, 2016 from $309.5 million for the nine months ended September 30, 2015. Interest income on investment securities decreased $30,000, or 2.8%, to $1.0 million for the nine months ended September 30, 2016 from $1.0 million for the nine months ended September 30, 2015. The average yield on securities increased 11 basis points to 2.22% for the nine months ended September 30, 2016, compared to 2.11% for the nine months ended September 30, 2015. The average balance of investment securities decreased $5.1 million, or 7.5%, to $62.6 million for the nine months ended September 30, 2016 from $67.7 million for the nine months ended September 30, 2015.

Interest income on FHLB stock increased $7,000, or 8.3%, to $91,000 for the nine months ended September 30, 2016 from $84,000 for the nine months ended September 30, 2015. The average yield on FHLB stock increased 6 basis points to 4.00% for the nine months ended September 30, 2016 compared to 3.94% for the nine months ended September 30, 2015. The average balance of FHLB stock increased $188,000, or 6.6%, to $3.0 million for the nine months ended September 30, 2016 from $2.8 million for the nine months ended September 30, 2015 attributable to the acquisition of Commonwealth on May 31, 2015. Interest income on other interest-earning assets increased $40,000, or 222.2%, to $58,000 for the nine months ended September 30, 2016 from $18,000 for the nine months ended September 30, 2015. The average yield on other interest-earning assets increased 43 basis points to 0.58% for the nine months ended September 30, 2016 compared to 0.15% for the nine months ended September 30, 2015. The average balance of other interest earning assets decreased $3.0 million, or 18.1%, to $13.3 million for the nine months ended September 30, 2016 from $16.3 million for the nine months ended September 30, 2015.

Interest Expense. Interest expense increased $55,000, or 10.1%, to $602,000 for the three months ended September 30, 2016 from $547,000 for the three months ended September 30, 2015. Interest expense on interest bearing deposits increased $47,000, or 10.4% to $501,000 for the three months ended September 30, 2016 from $454,000 for the three months ended September 30, 2015. The average balance of interest bearing deposits increased $11.7 million, or 4.0%, to $301.9 million for the three months ended September 30, 2016 from $290.2 million for the three months ended September 30, 2015 while the average interest rate paid on interest bearing deposits increased 4 basis points to 0.66% for the three months ended September 30, 2016 compared to 0.62% for the three months ended September 30, 2015. The increase in average balance on interest bearing deposits is primarily attributable to an increase in NOW and money market accounts combined with the $9.0 million in short-term certificates of deposits acquired in the nationwide marketplace.

Interest expense on FHLB advances and subordinated debentures increased $8,000, or 8.6%, to $101,000 for the three months ended September 30, 2016 from $93,000 for the three months ended September 30, 2015. The average balance on FHLB advances increased $5.9 million, 42.8%, to $19.6 million for the three months ended September 30, 2016 from $13.7 million for the three months ended September 30, 2015, offset by a 41 basis point decrease in the average rate paid on the FHLB advances to 1.18% from 1.59%. The average balance on subordinated debentures increased $65,000, or 2.4%, to $2.8 million for the three months ended September 30, 2016 from $2.7 million for the three months ended September 30, 2015. The average interest rate paid on subordinated debentures increased 60 basis points to 6.11% for the three months ended September 30, 2016 from 5.51% for the three months ended September 30, 2015.

Interest expense increased $102,000, or 6.2%, to $1.7 million for the nine months ended September 30, 2016 from $1.6 million for the nine months ended September 30, 2015. Interest expense on interest bearing deposits increased $108,000, or 8.0% to $1.4 million for the nine months ended September 30, 2016 from $1.3 million for the nine months ended September 30, 2015. The average balance of interest bearing deposits increased $13.5 million, or 4.8%, to $298.6 million for the nine months ended September 30, 2016 from $285.1 million for the nine months ended September 30, 2015. The average interest rate paid on interest bearing deposits increased 2 basis point to 0.65% for the nine months ended September 30, 2016 from 0.63% for the nine months ended September 30, 2015. The average balance in certificates of deposits remains relatively flat. The increase in average balance on interest bearing deposits is primarily attributable to growth in NOW, savings and money market accounts.

Interest expense on FHLB advances and subordinated debentures decreased $6,000, or 2.0%, to $292,000 for the nine months ended September 30, 2016 from $298,000 for the nine months ended September 30, 2015. The average balance on FHLB advances decreased $1.0 million, or 6.7%, to $16.5 million for the nine months ended September 30, 2016 from $15.5 million for the nine months ended September 30, 2015, combined with a 24 basis point decrease in the average rate paid on the FHLB advances to 1.35% from 1.59%. The average balance on subordinated debentures increased $66,000, or 2.4%, to $2.8 million for the nine months ended September 30, 2016 from $2.7 million for the nine months ended September 30, 2015. The average interest rate paid on subordinated debentures increased 39 basis points to 6.00% for the nine months ended September 30, 2016 from 5.61% for the nine months ended September 30, 2015.

Net Interest Income. Net interest income remained flat at $4.2 million for the three months ended September 30, 2016 and 2015 despite a decrease in the ratio of average interest earning assets to average interest bearing liabilities to 129.57% for the three months ended September 30, 2016 from 130.95% for the three months ended September 30, 2015. The interest rate spread margin decreased 18 basis points to 3.83% for the three months ended September 30, 2016 from 4.01% for the three months ended September 30, 2015. The interest margin decreased 17 basis points to 4.00% for the three months ended September 30, 2016 from 4.17% for the three months ended September 30, 2015.

The interest rate spread and net interest margin for the three months ended September 30, 2016 decreased due to the lower yields on assets for the three months ended September 30, 2016 as compared the three months ended September 30, 2015. Income recognized from purchase discounts attributable to the Town Square and Commonwealth acquisitions decreased $153,000 to $167,000 for the three months ended September 30, 2016 compared to $320,000 for the three months ended September 30, 2015.

Net interest income increased $279,000, or 2.3%, to $12.6 million for the nine months ended September 30, 2016 from $12.3 million for the nine months ended September 30, 2015. Net interest income increased despite a decrease in the ratio of average interest earning assets to average interest bearing liabilities to 129.84% for the nine months ended September 30, 2016 from 130.70% for the nine months ended September 30, 2015. The interest rate spread and interest margin decreased 8 basis points to 3.89% and 4.07% for the nine months ended September 30, 2016 from 3.97% and 4.15% for the nine months ended September 30, 2015, respectively.

The interest rate spread and net interest margin for the nine months ended September 30, 2016 decreased due to the lower yields on assets for the nine months ended September 30, 2016 as compared the nine months ended September 30, 2015. Income recognized from purchase discounts attributable to the Town Square acquisition decreased $307,000 to $594,000 for the nine months ended September 30, 2016 compared to $901,000 for the nine months ended September 30, 2015.

Provision for Loan Losses. We recorded $352,000 in provision for loan losses for the three months ended September 30, 2016 and $0 in provision for loan losses for the three months ended September 30, 2015. The increase in the provision for three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily attributable to the increase in classified commercial loans for the three months ended September 30, 2016.

We recorded $812,000 in provision for loan losses for the nine months ended September 30, 2016 and $485,000 provision for loan losses for the nine months ended September 30, 2015. The increase in the provision for nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily attributable to the increase in classified commercial loans and loan growth for the nine months ended September 30, 2016.

Noninterest Income. Noninterest income increased $20,000, or 2.6%, to $800,000 for the three months ended September 30, 2016 from $780,000 for the three months ended September 30, 2015. The increase in noninterest income was primarily attributable an increase in loan servicing fees of $38,000, or 33.6%, to $151,000 for the three months ended September 30, 2016 from $113,000 for the three months ended September 30, 2015 and an increase in mortgage banking activity of $36,000, or 128.6%, to $64,000 for the three months ended September 30, 2016 from $28,000 for the three months ended September 30, 2015, offset by a decrease bargain purchase gain of $35,000, or 100%, to $0 for the three months ended September 30, 2016 from $35,000 for the three months ended September 30, 2015.

Noninterest income decreased $1.6 million, or 41.8%, to $2.2 million for the nine months ended September 30, 2016 from $3.8 million for the nine months ended September 30, 2015. The decrease in noninterest income was primarily attributable to the decrease bargain purchase gain of $1.6 million, or 100%, to $0 for the nine months ended September 30, 2016 from $1.6 million for the nine months ended September 30, 2015.

Noninterest Expense. Noninterest expense decreased $115,000, or 2.7%, to $4.2 million for the three months ended September 30, 2016 from $4.3 million for the three months ended September 30, 2015. This decrease was primarily due to the decrease of $101,000, or 42.4%, to $137,000 in professional fees for the three months ended September 30, 2016 from $238,000 for the three months ended September 30, 2015 due to the completion of the Commonwealth acquisition in May 2015. Other taxes decreased $111,000, or 51.2%, to $106,000 for the three months ended September 30, 2016 from $217,000 for the three months ended September 30, 2015 primarily due to business franchise and personal property taxes paid in 2015. Early termination fee decreased $85,000, or 100.0%, to $0 for the three months ended September 30, 2016 from $85,000 for the three months ended September 30, 2015 due to the Commonwealth acquisition in May 2015.

The decreases above are offset by an increase in advertising of $72,000, or 171.4%, to $114,000 for the three months ended September 30, 2016 from $42,000 for the three months ended September 30, 2015 and an increase in foreclosed assets expense of $80,000, or 72.1%, to $191,000 for the three months ended September 30, 2016 from $111,000 for the three months ended September 30, 2015. Advertising expense increased primarily due increased media advertising and our recently developed customer acquisition and growth program. In addition, data processing increased $53,000, or 8.6%, to $668,000 for the three months ended September 30, 2016 from $615,000 for the three months ended September 30, 2015 primarily due to the Commonwealth acquisition in May 2015. Likewise, occupancy and equipment expense increased $52,000, or 11.4%, to $509,000 for the three months ended September 30, 2016 compared to $457,000 for the three months ended September 30, 2015 due to the Commonwealth acquisition in May 2015.

Noninterest expense decreased $443,000, or 3.6%, to $11.9 million for the nine months ended September 30, 2016 from $12.3 million for the nine months ended September 30, 2015. This decrease was primarily due to the decrease of $503,000, or 100%, to $0 in early termination fees for the nine months ended September 30, 2016 from $503,000 for the nine months ended September 30, 2015 combined with a decrease of $281,000, or 41.6%, to $395,000 in professional fees for the nine months ended September 30, 2016 from $676,000 for the nine months ended September 30, 2015 due to the Commonwealth acquisition.

The decreases above are offset by an increase in advertising of $104,000, or 82.5%, to $230,000 for the nine months ended September 30, 2016 from $126,000 for the nine months ended September 30, 2015. Advertising expense increased primarily due increased media advertising and our recently developed customer acquisition and growth program. In addition, data processing increased $280,000, or 16.4%, to $2.0 million for the nine months ended September 30, 2016 from $1.7 million for the nine months ended September 30, 2015 primarily attributable to an increase in the accrual for prepaid data processing of $93,000, the Commonwealth acquisition in May 2015 and one-time charges associated with an upgrade to online banking. Occupancy and equipment increased $133,000, or 10.7%, to $1.4 million for the nine months ended September 30, 2016 from $1.2 million for the nine months ended September 30, 2015 due to the depreciation, utilities and insurance expenses associated with Commonwealth acquisition, the re-opening of the Midtown branch located on Martin Luther King Jr. Boulevard in Ashland, Kentucky and the relocation of the operations center to the previously closed Summit branch.

Income Tax Expense. The provision for income taxes decreased $52,000, or 29.9%, to $122,000 for the three months ended September 30, 2016 compared to a $174,000 tax expense for the three months ended September 30, 2015 due to lower pre-tax income for the three months ended September 30, 2015. Our effective tax rate for the three months ended September 30, 2016 was 25.1% compared to 24.7% for the three months ended September 30, 2015.

The provision for income taxes increased $69,000, or 13.5%, to $581,000 for the nine months ended September 30, 2016 compared to a $512,000 tax expense for the nine months ended September 30, 2015 due to lower pre-tax income, excluding the bargain purchase gain on the Commonwealth acquisition, in the nine months ended September 30, 2015. Our effective tax rate for the nine months ended September 30, 2016 was 27.3% compared to 29.2% for the nine months ended September 30, 2015, excluding the bargain purchase gain on the Commonwealth acquisition.

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

During the quarter ended September 30, 2016, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions that are considered ordinary routine litigation incidental to the business of the Company, and no claim for money damages exceeds ten percent of the Company’s consolidated assets. In the opinion of management, based on currently available information, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition and results of operations.

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer repurchases. The following table sets forth information in connection with repurchases of the Company’s common stock for the period July 1, 2016 through September 30, 2016. On September 3, 2016, the Board of Directors of Poage Bankshares, Inc. authorized a program to repurchase of up to 150,000 shares, which represented approximately 3.9% of the shares then outstanding. The repurchase program was effective upon adoption. Shares were purchased pursuant to repurchase authorizations outlined above and include 3,316 shares net-settled pursuant to Poage Bankshares’ Equity Incentive Plan.

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

			Shares	May Yet be
			Purchased	Purchased
	Total		as Part of	Under
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
	Purchased	Per Share	Plan	Plan
July 1 - July 31, 2016	5,780	$17.98	5,780	111,147
August 1 - August 31, 2016	26,257	18.42	26,257	84,890
September 1 - September 30, 2016	40,500	18.96	40,500	44,390

Total	72,537	$18.69	72,537

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
number	Description

3.1	Articles of Incorporation of Poage Bankshares, Inc. (1)

3.2	Bylaws of Poage Bankshares, Inc. (2)

31.1	Certification of President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statement of Shareholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-172192, originally filed on February 11, 2011, and as subsequently amended)

(2)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-35295, filed on September 21, 2016)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poage Bankshares, Inc.
Date: November 8, 2016

/s/ Bruce VanHorn
Bruce VanHorn
President & Chief Executive Officer

/s/ Jane Gilkerson
Jane Gilkerson
Chief Financial Officer