Form 10-K
period 2016-12-31
Poage Bankshares, Inc.
filed 2017-03-27
CIK 1511071

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑  Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

OR

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-35295

Poage Bankshares, Inc.

(Exact Name of registrant as specified in charter)

Maryland	45-3204393
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification Number)

1500 Carter Avenue, Ashland, KY 41101	41101
(Address of principal executive offices )	(Zip Code)

606-324-7196

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:      None

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES   ☐   NO   ☑

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES   ☐   NO   ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑     NO  ☐ .

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    YES  ☑     NO   ☐ .

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of March 27, 2017, 3,688,256 shares of the Registrant’s common stock, $.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2016, was $55.4 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders. (Part III)

PART I

ITEM 1.	BUSINESS

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

>	statements of our goals, intentions and expectations;

>	statements regarding our business plans, prospects, growth and operating strategies;

>	statements regarding the asset quality of our loan and investment portfolios;

>	estimates of our risks and future costs and benefits;

>	statements about the financial condition, results of operations and business of Poage Bankshares.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

>	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;

>	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

>	significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;

>	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

>	our ability to successfully enhance internal controls;

>	our business may not be combined successfully with the businesses of Town Square Financial Corporation and Commonwealth, or such combination may take longer to accomplish than expected, if at all;

>	the growth opportunities and cost savings from the acquisitions of Town Square Financial Corporation and Commonwealth Bank may not be fully realized or may take longer to realize than expected, if at all;

>	our ability to manage increased expenses following the acquisitions of Town Square Financial Corporation and Commonwealth Bank, including salary and employee benefit expenses and occupation expenses;

>	operating costs, customer losses and business disruption following the acquisitions of Town Square Financial Corporation and Commonwealth, including adverse effects of relationships with employees, may be greater than expected;

>	competition among depository and other financial institutions;

>	our success in increasing our commercial business and commercial real estate loans;

>	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending, including as a result of the acquisitions of Town Square Financial Corporation and Commonwealth;

>	our success in introducing new financial products;

>	our ability to attract and maintain deposits, including depositors of the former Town Square Bank and former depositors of Commonwealth Bank;

>	decreases in our asset quality;

>	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

>	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

>	changes in consumer spending, borrowing and savings habits;

>	declines in the yield on our assets resulting from the current low interest rate environment;

>	risks related to a high concentration of loans secured by real estate located in our market area;

>	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

>	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

>	changes in the level of government support of housing finance;

>	our ability to enter new markets successfully and capitalize on growth opportunities;

>	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

>	changes in our organization, compensation and benefit plans and our ability to retain key members of our senior management team;

>	loan delinquencies and changes in the underlying cash flows of our borrowers;

>	the failure or security breaches of computer systems on which we depend;

>	the ability of key third-party providers to perform their obligations to us; and

>	changes in the financial condition or future prospects of issuers of securities that we own.

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

Town Square Bank

General

Town Square Bank (the “Bank” or “Town Square”) is a federal savings association headquartered in Ashland, Kentucky. Town Square was originally chartered in 1889. Town Square’s business consists primarily of accepting savings accounts, checking accounts and certificates of deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in first lien one- to four-family mortgage loans, commercial and multi-family real estate loans, commercial and industrial loans, consumer loans, consisting primarily of automobile loans and home equity loans and lines of credit, and construction loans. Town Square also purchases investment securities consisting primarily of mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises, and obligations of state and political subdivisions. Town Square offers a variety of deposit accounts, including savings accounts, NOW and demand accounts, certificates of deposits, money market accounts and retirement accounts. Town Square provides financial services to individuals, families and businesses through our banking offices located in and around Ashland, Nicholasville and Mt. Sterling, Kentucky.

Town Square’s executive offices are located at 1500 Carter Avenue, Ashland, Kentucky 41101. Its telephone number at this address is (606) 324-7196, and its website address is http://www.townsquarebank.com. Information on this website is not and should not be considered to be part of this Annual Report on Form 10-K.

Market Area

Our primary lending markets are in Boyd, Greenup, Lawrence, Jessamine, Montgomery, Fayette and Campbell Counties in Kentucky, and Lawrence, Scioto, Hamilton, Butler, Warren and Clermont Counties in Ohio. Our retail deposit market includes the areas surrounding our ten offices in northeastern Kentucky, including our main office in Ashland and our branch offices in Ashland, Flatwoods, Greenup, Louisa, South Shore, Catlettsburg, Cannonsburg, Nicholasville and Mt. Sterling. We also operate an automated teller machine at each of our offices and have a loan production office in both the Cincinnati, Ohio and Lexington, Kentucky areas.

Our market area includes both rural and urban communities. The total population base in the five counties where we operate full service offices was estimated to be 180,000 in 2015 and 179,000 in 2014. The economic base in our lending market was in the past primarily industrial and reliant upon a small number of large employers, particularly in the steel and petroleum industries. A decline in these segments of the local economy has resulted in slow economic growth and population loss over the last several decades. However, during recent years, a diversification of our employment base into services including healthcare has offset to some extent the adverse impact of the decline of our industrial base. We have further diversified our employment base with opening of our Cincinnati, Ohio and Lexington, Kentucky area loan production offices.

Per capita incomes in the counties comprising our lending market in Boyd, Jessamine, Fayette and Campbell counties in Kentucky along with Hamilton, Butler, Clermont and Warren counties in Ohio are higher than their respective state averages, while the counties of Lawrence, Montgomery and Greenup in Kentucky along with Lawrence and Scioto in Ohio, lag their respective state averages. As of December 2016, the unemployment rates in Jessamine, Fayette and Campbell counties in Kentucky and Hamilton, Butler, Clermont and Warren counties in Ohio were 3.4%, 3.1%, 3.5%, 4.0%, 4.1%, 4.1% and 3.9% respectively, which is lower than the national unemployment rate, while the unemployment rates in Boyd, Lawrence, Greenup and Montgomery counties Kentucky along with Lawrence and Scioto counties in Ohio were 7.2%, 9.2%, 7.7%, 5.5%, 5.1% and 6.9% respectively, which are higher than the national unemployment rate.

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

As of June 30, 2016, our market share of deposits represented 13.78% of Federal Deposit Insurance Corporation-insured deposits in Boyd, Greenup, Lawrence, Jessamine and Montgomery Counties in Kentucky combined. To effectively compete, we seek to emphasize community orientation, local and timely decision making and superior customer service.

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

We sell substantially all of our fixed-rate residential mortgages to the Federal Home Loan Bank of Cincinnati (“FHLB–Cincinnati”) with servicing retained. Total proceeds from mortgages sold under this program was approximately $8.1 million and $8.5 million for the years ended December 31, 2016 and 2015, respectively. In 2014 we began a secondary market referral program to additional secondary market outlets with no servicing retained. The sale of our fixed-rate residential mortgage originations to the FHLB–Cincinnati along with referrals to other secondary market outlets and our increased originations of nonresidential loans, which generally have shorter terms than one- to four-family residential loans, assist in managing the interest rate risk associated with our portfolio of long-term fixed-rate one- to four-family residential loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

							Three months ended
	December 31,						December 31,		September 30,
	2016		2015		2014		2013		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One-to four-family	$177,801	51.28%	$184,613	58.35%	$179,480	59.01%	$135,243	74.73%	$132,462	74.62%
Multi-family	6,823	1.97%	4,521	1.43%	5,916	1.95%	889	0.57%	1,020	0.57%
Commercial real estate	83,169	23.99%	62,726	19.83%	62,979	20.71%	17,321	9.44%	16,763	9.44%
Construction and land	11,019	3.18%	6,282	1.99%	5,142	1.69%	2,176	2.16%	3,840	2.16%
Total real estate loans	278,812	80.42%	258,142	81.60%	253,517	83.36%	155,629	86.90%	154,085	86.79%

Commercial business loans	38,747	11.17%	31,841	10.07%	25,523	8.39%	5,641	3.15%	5,509	3.10%

Consumer loans:
Home equity loans and lines of credit	10,655	3.07%	8,287	2.62%	7,973	2.62%	5,953	3.32%	5,872	3.31%
Motor vehicle	10,624	3.07%	10,735	3.39%	10,337	3.40%	8,902	4.98%	9,015	5.08%
Other	7,877	2.27%	7,347	2.32%	6,774	2.23%	2,960	1.65%	3,058	1.72%
Total consumer loans	29,156	8.41%	26,369	8.33%	25,084	8.25%	17,815	9.95%	17,945	10.11%
Total loans	346,715	100.00%	316,352	100.00%	304,124	100.00%	179,085	100.00%	177,539	100.00%

Net deferred fees	445		351		201		89		74
Allowance for losses	2,349		1,858		1,911		1,908		1,989
Loans, net	$343,921		$314,143		$302,012		$177,088		$175,476

Contractual Maturities and Interest Rate Sensitivity. The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2016. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	One-to		Multi-Family
	Four-	Home	and Commercial	Construction	Commercial
December 31, 2016	Family	Equity	Real Estate	and Land	Business	Consumer	Total
Amounts due in:	(In thousands)
One year or less	$177	$137	$7,010	$4,696	$21,565	$2,145	$35,730
More than one to two years	624	932	195	1,109	2,914	1,499	7,273
More than two to three years	864	494	187	33	1,072	2,405	5,055
More than three to five years	2,545	1,698	836	91	7,709	6,781	19,660
More than five to ten years	18,459	7,199	17,958	880	4,796	3,850	53,142
More than ten to fifteen years	18,024	195	17,571	2,976	505	1,246	40,517
More than fifteen years	137,108	-	46,235	1,234	186	575	185,338

Total	$177,801	$10,655	$89,992	$11,019	$38,747	$18,501	$346,715

The following table sets forth our fixed and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017. Loans are presented net of loans in process.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
One-to four- family	$46,333	$129,584	$175,917
Multi-family and commercial real estate	3,644	79,338	82,982
Construction and land	2,630	5,400	8,030
Total real estate loans	52,607	214,322	266,929

Consumer and other loans:
Consumer	15,892	465	16,357
Home equity lines-of-credit	1,880	8,637	10,517
Commercial business	13,098	4,084	17,182
Total consumer and other loans	30,870	13,186	44,056

Total	$83,477	$227,508	$310,985

One- to Four-Family Residential Real Estate Lending. A significant portion of our loan portfolio includes the origination of one- to four-family residential mortgage loans. At December 31, 2016, $177.8 million, or 51.3% of our total loan portfolio, consisted of loans secured by one- to four-family residences compared to $184.6 million, or 58.4% of our total loan portfolio at December 31, 2015.

Historically, we have originated both fixed-rate and adjustable-rate one- to four-family mortgage loans. At December 31, 2016, 26.3% of our total one- to four-family mortgage loans were fixed-rate loans and 73.7% were adjustable-rate loans.

Our fixed-rate one- to four-family residential mortgage loans are generally underwritten according to secondary market standards (e.g., Freddie Mac guidelines), and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2016 was generally $417,000 for single-family homes in our market area. We also originate adjustable rate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” The majority of our residential loans are secured by properties located in our market area.

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

Until fiscal 2010, we generally retained in our portfolio all of the loans that we originated. In July 2010, as part of our interest rate risk management strategy, we initiated a secondary market program focused on reducing the origination of fixed-rate residential mortgage loans for our portfolio and selling some or all of our fixed rate mortgage originations in the FHLB–Cincinnati Mortgage Purchase Program, with servicing retained. For the year ended December 31, 2016, we sold approximately $8.1 million in fixed-rate mortgage loans to the FHLB–Cincinnati. We expect that loans sold under this program will continue to increase.

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

Consumer Lending and Home Equity Loans and Lines of Credit. At December 31, 2016, $10.7 million, or 3.1% of our total loan portfolio, consisted of home equity loans and lines of credit, and $18.5 million, or 5.3% of our total loan portfolio consisted of motor vehicles and other consumer loans, compared to $8.3 million, or 2.6% of our total loan portfolio, and $18.1 million, or 5.7% of our total loan portfolio, respectively, at December 31, 2015. In order to reduce the term of our loans and enhance the yields thereof, we intend to increase our consumer loans and home equity loans and lines of credit over the next three years.

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

Commercial Real Estate and Multi-Family Loans. At December 31, 2016, our commercial real estate loans totaled $83.2 million and our multi-family loans totaled $6.8 million compared to $62.7 million and $4.5 million, respectively, at December 31, 2015. Subject to market conditions, we intend to continue to increase the proportion of these nonresidential real estate loans in our portfolio over the next three years.

Maturities for our commercial real estate and multi-family loans generally do not exceed 15 years, although exceptions may be made for terms of up to 20 years. Rates are generally adjustable based upon the weekly average yield on U.S. treasury securities adjusted to a constant maturity of five year or another floating index. The maximum loan-to-value ratio is 80% on our owner-occupied commercial real estate loans. The maximum loan-to-value ratio on one- to four-family residential rental properties, and office or retail non-owner-occupied commercial real estate or rental properties with greater than five units is 75%. We generally require a first mortgage on all commercial real estate loans, as well as a debt service coverage ratio of 1.25:1.

Set forth below is information regarding our commercial real estate loans at December 31, 2016.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)
Office	77	$18,038
Industrial	80	20,341
Retail	50	33,445
Mixed use	-	-
Church	14	3,822
Other	42	7,523
Total	263	$83,169

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

Commercial Business Loans. Our portfolio of commercial business loans increased to $38.7 million, or 11.2% of our total loan portfolio at December 31, 2016 from $31.8 million, or 10.0% of our total loan portfolio at December 31, 2015. Our commercial business loans generally consist of regular lines of credit and revolving lines of credit to businesses to finance short-term working capital needs like accounts receivable and inventory. These loans are generally priced on an adjustable-rate basis and may be secured or unsecured. We generally obtain personal guarantees with all commercial business loans. Business assets such as accounts receivable, inventory and equipment, or real estate may be used to secure lines of credit. Our revolving lines of credit typically have a maximum term of 12 months.

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

Construction and Land Loans. At December 31, 2016, $11 million, or 3.2% of our total loan portfolio consisted of construction and land loans, compared to $6.3 million, or 2.0% of our total loan portfolio at December 31, 2015. We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans. These construction loans have higher risk based interest rates and terms. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is generally 100% of construction costs or 80% of the completed-appraised-value, whichever is less.

Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. These loans generally have initial maximum terms of nine months, although the term may be extended to up to 21 months. The loans generally carry variable rates of interest. The maximum loan-to-value ratio of these construction loans is generally 90% of construction costs or 80% of the completed-appraised-value, whichever is less. We also make loans for the construction of commercial and multi-family buildings.

In addition, we make loans secured by unimproved land to complement our construction and non-residential lending activities. These loans have terms of up to 15 years, and maximum loan-to-value ratios of 65%.

Set forth below is certain information regarding our construction and land loans at December 31, 2016.

	Number of	Loans in
	Loans	Process	Performing	Non-Performing
	(Dollars in thousands)
One-to four-family construction	8	$890	$1,707	$-
Commercial and multi-family construction	5	862	4,308	-
Land Development	18	306	3,988	41
Residential land	44	-	975	-

Total construction and land loans	75	$2,058	$10,978	$41

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

Loan Approval Procedures and Authority. The aggregate amount of loans that we are permitted to make to any one borrower or group of related borrowers is generally limited to 15% of Town Square’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral”). At December 31, 2016, based on the 15% limitation, Town Square’s loans-to-one-borrower limit was approximately $10.0 million. On the same date, Town Square had no lending relationships with outstanding balances in excess of this amount.

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

Our loan approval authority is based upon the knowledge and experience of our individual lending officers. Larger loans require the approval of Town Square’s internal Credit Committee, which is chaired by the Chief Credit Officer and includes the Chief Executive Officer and four other senior officers with appropriate credit backgrounds. All loans on an aggregate basis exceeding $2.0 million require the approval of both the internal Credit Committee and Directors Credit Committee, which is chaired by the Chief Executive Officer and includes four outside directors. All loans on an aggregate basis exceeding $4.0 million up to our legal lending limit, require the approval of a majority of the Board of Directors.

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

In addition to the representations and warranties described above, Town Square provides credit enhancements to the FHLB-Cincinnati by sharing losses with other members of the program in an aggregated pool.  A Fixed Lender Risk Account (“LRA”) has been established and is maintained by the FHLB-Cincinnati on behalf of Town Square and other members selling mortgages to the FHLB-Cincinnati.  The LRA amount is established as a percentage applied to the sum of the initial unpaid principal balance of each mortgage in the Aggregated Pool at the time of the purchase of the mortgage as determined by the FHLB-Cincinnati and is funded by the deduction from the proceeds of sale of each mortgage in the Aggregated Pool to the FHLB-Cincinnati. Town Square had on deposit with the FHLB-Cincinnati $923,000 at December 31, 2016 and $833,000 at December 31, 2015 in these LRA’s.  These accounts are held by the FHLB-Cincinnati and Town Square bears the risk of receiving less than 100% of its LRA contribution in the event of losses, either by Town Square or other members selling mortgages in the aggregated pool.  Any losses will be deducted first from the individual LRA contribution of the institution that sold the mortgage of which the loss was incurred. If losses incurred in the aggregated pool are greater than the member’s LRA contribution, such losses will be deducted from the LRA contribution of other members selling mortgages in that aggregated pool.  Any portion of the LRA not used to pay losses will be released over a thirty year period and will not start until the end of five years after the initial fill-up period.  Town Square had approximately $9,000 of the LRA amounts released during the year ended December 31, 2016.  Unless Town Square is required to buy back a loan because it did not meet the criteria under the representations and warranties to be covered as part of the aggregated pool, the credit risk is limited to the amount provided in the LRA.

All of the loans sold during the years ended December 31, 2016 and 2015 were subject to these representations and warranties. As of December 31, 2016, we have had one required repurchase of loans sold, due to an underwriting error. We incurred a loss of approximately $3,000 which was our loss on the sale of that loan. No liabilities have been accrued for loans sold at December 31, 2016 or 2015.

Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of un-remedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the years ended December 31, 2016 and December 31, 2015, we received loan servicing fees of $102,000 and $97,000, respectively. As of December 31, 2016 and December 31, 2015, the principal balance of loans serviced for the FHLB-Cincinnati totaled $42.6 million and $39.6 million, respectively.

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure, the real estate is classified as foreclosed real estate and held in the other real estate owned (OREO) asset account until it is sold. The real estate is appraised and recorded at estimated fair value after acquisition, less estimated costs to sell, and any write-down resulting from the acquisition, is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to expense. After acquisition, all costs in maintaining the property are expensed as incurred. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value, less estimated costs to sell.

Delinquent Loans. The following table sets forth our loan delinquencies and PCI loans by delinquency status and discloses non-accrual loans separately, by type and amount at the dates indicated.

	At December 31,
	2016				2015
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More		Days	Days	or More
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Still	Still	Still	Non-	Still	Still	Still	Non-
	Accruing	Accruing	Accruing	Accrual	Accruing	Accruing	Accruing	Accrual
				(In thousands)
Real estate loans:
One-to four-family	$785	$160	$-	$3,428	$821	$40	$-	$2,967
Multi-family	-	-	-	-	-	-	-	-
Commercial real estate	100	-	-	970	44	-	-	773
Construction and land	-	-	-	41	-	-	-	259
Total real estate loans	885	160	-	4,439	865	40	-	3,999
Commercial and industrial loans	1	40	-	90	3	-	-	449
Consumer loans:
Home equity loans and lines of credit	-	1	-	155	-	-	-	23
Motor vehicle	40	15	-	-	21	1	-	-
Other	2	19	-	5	18	2	-	31
Total consumer loans	42	35	-	160	39	3	-	54
Total delinquent loans	$928	$235	$-	$4,689	$907	$43	$-	$4,502

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as set forth below. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Thus, the homogenous pools are not considered for classification or special mention status. At December 31, 2016 and December 31, 2015, all loans classified as substandard were comprised of loans that were individually evaluated for impairment and loans that were deemed to be impaired were subsequently adjusted and are carried at fair value.

	At December 31,
	2016	2015
	(In thousands)
Special mention assets	$8,025	$2,836
Substandard assets	10,549	8,782
Doubtful assets	-	-
Loss assets	-	-
Total classified assets	$18,574	$11,618

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,				At September 30,
	2016	2015	2014	2013	2013
	(Dollars in thousands)
Non-accrual loans: (1)
Real estate loans:
One-to four-family	$3,428	$2,967	$2,223	$810	$601
Multi-family	-	-	-	-	-
Commercial real estate	970	773	578	36	35
Construction and land	41	259	103	80	80
Total real estate loans	4,439	3,999	2,904	926	716
Commercial and industrial loans	90	449	396	-	-
Consumer loans:
Home equity loans and lines of credit	155	23	1	-	-
Motor vehicle	-	-	21	-	2
Other	5	31	31	-	-
Total nonaccrual loans	4,689	4,502	3,353	926	718

Accruing loans past due 90 days or more:
Real estate loans:
One-to four-family	-	-	-	-	-
Multi-family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction and land	-	-	-	-	-
Total real estate loans	-	-	-	-	-
Commercial and industrial loans	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	-
Motor vehicle	-	-	-	-	-
Other	-	-	-	-	-
Total accruing loans past due 90 days or more	-	-	-	-	-
Total of nonaccrual and 90 days or more past due loan	4,689	4,502	3,353	926	718

Real estate owned:
One-to four-family	622	846	429	85	85
Multi-family	-	-	-	-	-
Commercial	88	448	1,371	290	290
Other	8	12	58	-	-
General Valuation Allowance	-	-	-	-	-
Total real estate owned	718	1,306	1,858	375	375
Total non-performing assets	5,407	5,808	5,211	1,301	1,093
Troubled debt restructurings, still accruing	3,064	105	-	-	-
Troubled debt restructurings and total non-performing assets	$8,471	$5,913	$5,211	$1,301	$1,093

Total non-performing loans to total loans	1.35%	1.42%	1.10%	0.52%	0.40%
Total non-performing assets to total assets	1.18%	1.33%	1.26%	0.45%	0.38%
Total non-performing assets and troubled debt restructurings to total assets	1.85%	1.36%	1.26%	0.45%	0.38%

(1)	Includes TDRs on nonaccrual status of $185,000, $202,000, $218,000, $0 and $0 at December 31, 2016, December 31, 2015, December 31, 2014, December 31, 2013 and September 30, 2013, respectively.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

				Three Months
	Year Ended			Ended	Year Ended
	December 31,			December 31,	September 30,
	2016	2015	2014	2013	2013
	(Dollars in thousands)

Allowance at beginning of period	$1,858	$1,911	$1,908	$1,989	$2,004
Provision for loan losses	1,249	514	504	-	106
Charge offs:
Real estate loans:
One-to four-family	(457)	(458)	(462)	(88)	(188)
Multi-family	-	-	-	-	-
Commercial real estate	(54)	(47)	-	-	-
Construction and land	-	-	(49)	-	-
Commercial and industrial loans	(146)	(116)	(8)	-	-
Consumer loans:
Home equity loans and lines of credit	(108)	-	-	-	-
Motor vehicle	(46)	(38)	(28)	-	(7)
Other	(126)	(203)	(46)	(11)	(2)
Total charge-offs	(937)	(862)	(593)	(99)	(197)

Recoveries:
Real estate loans:
One-to four-family	27	16	6	2	7
Multi-family	-	-	-	-	-
Commercial real estate	-	128	60	16	68
Construction and land	-	10	-	-	-
Commercial and industrial loans	45	54	13	-	-
Consumer loans:
Home equity loans and lines of credit	1	10	-	-	-
Motor vehicle	34	2	6	-	1
Other	72	75	7	-	-
Total recoveries	179	295	92	18	76
Net charge-offs	(758)	(567)	(501)	(81)	(121)

Allowance at end of period	$2,349	$1,858	$1,911	$1,908	$1,989

Allowance to non-performing loans	50.10%	41.27%	56.99%	206.05%	277.02%
Allowance to total loans outstanding at the end of the period	0.68%	0.59%	0.63%	1.07%	1.12%
Net charge-offs to average loans outstanding during the period, annualized where applicable	0.23%	0.18%	0.16%	0.18%	0.07%

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

	At December 31,
	2016			2015			2014
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate loans:
One-to four-family	$1,729	73.56%	51.28%	$1,624	87.41%	58.35%	$1,744	91.26%	59.01%
Multi-family	19	0.81	1.97	13	0.70	1.43	16	0.84	1.95
Commercial real estate	190	8.09	23.99	36	1.94	19.83	33	1.73	20.71
Construction and land	8	0.34	3.18	3	0.16	1.99	13	0.68	1.69
Total real estate loans	1,946	82.80	80.42	1,676	90.21	81.60	1,806	94.51	83.36
Commercial and industrial loans	218	9.28	11.17	77	4.14	10.07	43	2.25	8.39
Consumer loans:
Home equity loans and lines of credit	43	1.83	3.07	26	1.40	2.62	7	0.36	2.62
Motor vehicle	73	3.11	3.07	30	1.61	3.39	33	1.73	3.40
Other	69	2.98	2.27	49	2.64	2.32	22	1.15	2.23
Total consumer	185	7.92	8.41	105	5.65	8.33	62	3.24	8.25
Unallocated	-	-	-	-	-	-	-	-	-
Total allowance for loan losses	$2,349	100.00%	100.00%	$1,858	100.00%	100.00%	$1,911	100.00%	100.00%

	At December 31,			At September 30,
	2013			2013
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate loans:
One-to four-family	$1,744	91.40%	74.73%	$1,806	90.80%	74.62%
Multi-family	6	0.31	0.57	7	0.35	0.57
Commercial real estate	51	2.68	9.44	50	2.51	9.44
Construction and land	17	0.89	2.16	16	0.80	2.16
Total real estate loans	1,818	95.28	86.90	1,879	94.47	86.79
Commercial and industrial loans	8	0.42	3.15	8	0.40	3.10
Consumer loans:
Home equity loans and lines of credit	11	0.58	3.32	8	0.40	3.31
Motor vehicle	31	1.62	4.98	24	1.21	5.08
Other	10	0.52	1.65	12	0.60	1.72
Total consumer	52	2.73	9.95	44	2.21	10.11
Unallocated	30	1.57	-	58	2.92	-
Total allowance for loan losses	$1,908	100.00%	100.00%	$1,989	100.00%	100.00%

The allowance for loan losses was $2.3 million, or 0.68% of total loans at December 31, 2016 compared to $1.9 million, or 0.59% of total loans, at December 31, 2015. Provision of $1.2 million was recorded for the year ended December 31, 2016 compared to 514,000 for the year ended December 31, 2015. We had net charge-offs of $758,000 for the year ended December 31, 2016 compared to $567,000 for the year ended December 31, 2015. Total non-performing loans were $4.7 million at December 31, 2016 compared to $4.5 million at December 31, 2015. At December 31, 2016 we had specific allocations of the allowance related to impaired loans of $30,000. In comparison, we had specific allocation of $15,000 for the year ended December 31, 2015. As a percentage of non-performing loans, the allowance for loan losses was 50.10% at December 31, 2016 compared to 41.27% at December 31, 2015. The increase in the provision and resulting allowance for loan losses for the year ended December 31, 2016 compared to the year ended December 31, 2015 is attributable to loan growth and an increase in substandard and special mention loans combined with an increase in charge-offs for the year ended December 31, 2016.

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

At December 31, 2016, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of shareholders’ equity.

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

At December 31, 2016, none of the collateral underlying our securities portfolio was considered subprime or Alt-A and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

State and Political Subdivision Debt Securities. We have purchased primarily bank-qualified and rated general obligation and revenue bonds of certain state and political subdivisions, which provide interest income that is mostly exempt from federal income taxation. All purchases are approved by Town Square’s Board of Directors and are reviewed each quarter. At December 31, 2016, the majority of our state and political subdivision portfolio consisted of revenue bonds issued by the Commonwealth of Kentucky, although we have diversified by investing in securities issued by other states.

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

Federal Home Loan Bank Stock. We held common stock of the FHLB-Cincinnati in connection with our borrowing activities totaling $3.0 million at December 31, 2016, and $3.0 million at December 31, 2015. The common stock of the FHLB-Cincinnati is carried at cost and classified as restricted equity securities.

Company-Owned Life Insurance. We invest in company-owned life insurance to provide us with a funding source for our benefit plan obligations. Company-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2016 and 2015, we had invested $7.1 million and $6.9 million, respectively, in company-owned life insurance.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2016		2015		2014
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
U.S. Government agencies and government sponsored entities	$3,500	$3,463	$9,750	$9,638	$14,247	$13,986
Mortgage-backed securities:
Residential	22,303	22,155	23,156	23,371	28,553	28,965
Collateralized mortgage obligations	5,495	5,406	7,720	7,634	4,644	4,565
SBA loan pools	7,411	7,345	5,370	5,372	-	-
State and political subdivisions	19,785	19,892	17,398	17,960	17,121	17,746
Total available for sale	$58,494	$58,261	$63,394	$63,975	$64,565	$65,262

Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at December 31, 2016. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

			More than One		More than Five
	One Year or Less		Year to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
December 31, 2016	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Securities available for sale:
U.S. Government agencies and government-sponsored entities	$-	-	$3,500	1.50%	$-	-	$-	-	$3,500	1.50%
Mortgage-backed securities	-	-	-	-	8,307	1.93%	13,996	2.19%	22,303	2.09%
Collateralized mortgage obligations	-	-	-	-	-	-	5,495	1.33%	5,495	1.33%
SBA loan pools	-	-	-	-	7,411	2.16%	-	-	7,411	2.16%
State and political subdivisions	1,290	1.58%	5,743	2.43%	9,587	3.13%	3,165	3.51%	19,785	2.89%
Total available for sale	$1,290		$9,243		$25,305		$22,656		$58,494

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

Deposits. Our deposits are generated primarily from within our primary market area although we have utilized national market deposit programs from time to time. We offer a selection of deposit accounts, including statement savings accounts, NOW accounts, business checking, certificates of deposit, money market accounts and retirement accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not accepted brokered deposits in the past, although we have the authority to do so.

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

NOW and demand deposits	$102,973	27.48%	$92,983	27.10%	$81,824	25.32%
Money market deposits	19,482	5.20	22,381	6.52	11,956	3.70
Savings and other deposits	73,678	19.66	68,707	20.02	65,604	20.30
Certificates of deposit	150,726	40.23	131,681	38.38	135,897	42.06
Retirement accounts	27,849	7.43	27,378	7.98	27,857	8.62
Total	$374,708	100.00%	$343,130	100.00%	$323,138	100.00%

As of December 31, 2016, the aggregate amount of our outstanding time deposits in amounts greater than or equal to $100,000 was $105.2 million. The following table sets forth the maturity of these time deposits as of December 31, 2016.

Certificates
December 31, 2016	of Deposit
(In thousands)
Maturity Period:
Three months or less	$17,162
Over three through six months	15,156
Over six through twelve months	25,613
Over twelve months	47,305
Total	$105,236

The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2016	2015	2014
	(Dollars in Thousands)
Interest Rate:
Less than 1%	$76,418	$86,893	$98,430
1.00% - 1.99%	94,026	62,087	54,966
2.00% - 2.99%	8,131	10,011	10,292
3.00% - 3.99%	-	68	66
Total	$178,575	$159,059	$163,754

The following table sets forth the amount and maturities of our time deposits at December 31, 2016.

	At December 31, 2016
	Period to Maturity
			Over Two
		Over One	Years to	Over		Percentage of
	Less Than	Year to	Three	Three		Total
	One Year	Two Years	Years	Years	Total	Certificate
	(Dollars in thousands)

Interest Rate:
Less than 1%	$59,746	$13,250	$3,371	$51	$76,418	42.79%
1.00% - 1.99%	37,002	8,447	24,190	24,387	94,026	52.66
2.00% - 2.99%	361	-	384	7,386	8,131	4.55
Total	$97,109	$21,697	$27,945	$31,824	$178,575	100.00%

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014
	(Dollars in thousands)

Average amount outstanding during the period:
FHLB advances	$14,827	$14,572	$25,922
Weighted average interest rate during the period:
FHLB advances	1.42%	1.65%	1.31%
Balance outstanding at end of period:
FHLB advances	$9,332	$15,803	$17,952
Weighted average interest rate at end of period:
FHLB advances	1.80%	1.52%	1.55%
Maximum amount outstanding at any month-end during period:
FHLB advances	$26,432	$17,533	$39,334

At December 31, 2016, based on available collateral and our ownership of FHLB-Cincinnati common stock, we had access to additional FHLB-Cincinnati advances of up to $79.9 million.

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

Personnel

As of December 31, 2016, we had 99 full-time employees and 16 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, Town Square had no net operating loss carry forward for federal income tax purposes.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company. At December 31, 2016, the actual capital conservation buffer for Town Square Bank was 13.01% compared to the capital conservation buffer requirement of 0.625%.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

As of December 31, 2016, the capital of the Town Square exceeded all required regulatory guidelines.

Loans-to-One Borrower. Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2016, Town Square was in compliance with its loans-to-one borrower limitations.

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

A federal savings and loan association that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law. At December 31, 2016, Town Square satisfied the QTL test with approximately 83.42% of its portfolio assets in qualified thrift investments.

Capital Distributions. Federal regulations govern capital distributions by a savings and loan association, which include cash dividends, stock repurchases and other transactions charged to the savings and loan association’s capital account. A federal savings and loan association must file an application for approval of a capital distribution if:

>	the total capital distributions for the applicable calendar year exceed the sum of the savings and loan association’s net income for that year to date plus the savings and loan association’s retained net income for the preceding two years;

>	the savings and loan association would not be at least adequately capitalized following the distribution;

>	the distribution would violate any applicable statute, regulation, agreement or written regulatory condition; or

>	the savings and loan association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings and loan association that is a subsidiary of a holding company must still file a notice with the Federal Reserve Board at least 30 days before the Board of Directors declares a dividend or approves a capital distribution.

A notice or application for capital distribution may be disapproved if:

>	the savings and loan association would be undercapitalized following the distribution;

>	the proposed capital distribution raises safety and soundness concerns; or

>	the capital distribution would violate a prohibition contained in any statute, regulation or regulatory condition.

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

Liquidity. A federal savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. On June 16, 2016, Poage Bankshares, Inc. executed a $2.0 million commercial line of credit secured with Town Square Bank common stock, with an unaffiliated lender. The initial variable interest rate on the line of credit is 4.00% with an interest rate equal to the Wall Street Prime plus 0.50%. The line of credit matures June 16, 2018. The line of credit will be used for general working capital purposes. At December 31, 2016, we have $2.0 million available on the line of credit.

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

Transactions with Related Parties. A federal savings and loan association’s authority to engage in transactions with its affiliates is limited by OCC regulations, by Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated by the Federal Reserve Board. An affiliate is generally a company that controls, is controlled by, or is under common control with an insured depository institution such as Town Square. Poage Bankshares is an affiliate of Town Square. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative and collateral requirements. In addition, OCC regulations prohibit a savings and loan association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. The OCC requires federal savings associations to maintain detailed records of all transactions with affiliates.

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

In addition, extensions of credit in excess of certain limits must be approved by Town Square’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of credit extension involved. As of December 31, 2016 Town Square is in compliance with these credit limitations.

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

Prompt Corrective Action Regulations. Under prompt corrective action regulations, the OCC is authorized and, under certain circumstances, required to take supervisory actions against undercapitalized savings and loan associations. For this purpose, a federal savings and loan association is placed in one of the following five categories based on the savings association’s capital:

>	well-capitalized (at least 5% leverage capital, 6.5% common equity Tier 1, 8% Tier 1 risk-based capital and 10% total risk-based capital);

>	adequately capitalized (at least 4% leverage capital, 4.5% common equity Tier 1, 6% Tier 1 risk-based capital and 8% total risk-based capital);

>	undercapitalized (less than 4% leverage capital, 4.5% common equity Tier 1, 4% Tier 1 risk-based capital or 8% total risk-based capital);

>	significantly undercapitalized (less than 3% leverage capital, 3% common equity Tier 1, 4% Tier 1 risk-based capital or 6% total risk-based capital); and

>	critically undercapitalized (less than 2% tangible capital).

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

At December 31, 2016, Town Square met the criteria for being considered “well-capitalized.”

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended December 31, 2016, the annualized FICO assessment rate equaled 0.56 basis points. The FICO assessment is based on total assets less tangible capital. The fourth quarter 2016 FICO assessment rate is 0.140 basis points. The bonds issued by the FICO are due to mature in 2017 through 2019.

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

Federal Home Loan Bank System. Town Square is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB-Cincinnati, Town Square is required to acquire and hold shares of capital stock in the FHLB-Cincinnati. As of December 31, 2016, Town Square was in compliance with this requirement.

Federal Reserve System. Federal Reserve Board regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts. For 2016: a 3% reserve ratio was assessed on net transaction accounts up to and including $110.0 million; a 10% reserve ratio was assessed above $110.0 million. The first $15.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempt from the reserve requirements. The amounts are adjusted annually and, for 2017, establish a 3% reserve ratio for aggregate transaction accounts up to $115.1 million, a 10% ratio above $115.1 million, and an exemption of $15.5 million.

Other Regulations

Interest and other charges collected or contracted for by Town Square are subject to state usury laws and federal laws concerning interest rates. Town Square’s operations are also subject to federal laws applicable to credit transactions, such as the:

>	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

>	Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

>	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

>	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

>	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

>	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

>	Truth in Savings Act;

>	the Biggert-Waters Flood Insurance Reform Act of 2012; and

>	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

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

The operations of Town Square also are subject to the:

>	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

>	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

>	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

>	The USA PATRIOT Act, which requires savings and loan associations operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

>	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

>	The Volcker Rule, which attempts to reduce risk and banking system instability by restricting U.S. banks from investing in or engaging in proprietary trading and speculation and imposing a strict framework to justify exemptions for underwriting, market making and hedging activities. U.S. banks will be restricted from investing in funds with collateral comprised of less than 100% loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. The Company does not believe the Volcker Rule will have a significant effect on operations.

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

Capital. When it reaches $1 billion in total assets, Poage Bankshares, Inc. will be subject to the Federal Reserve Board’s capital adequacy regulations for savings and loan holding companies (on a consolidated basis). These capital standards have historically been similar to, though less stringent than, those of the OCC for Town Square. The Dodd-Frank Act, however, required the Federal Reserve Board to establish, for all savings and loan holding companies with total assets of $500 million or more ( a final rule issued by the Federal Reserve Board has increased this threshold to $1 billion in assets), minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board and effective January 1, 2015, all such savings and loan holding companies will be subject to regulatory capital requirements that are the same as the new capital requirements for Town Square. These new capital requirements include provisions that, when applicable, might limit the ability of Poage Bankshares, Inc. to pay dividends to its stockholders or repurchase its shares. See “—Federal Banking Regulation—New Capital Rule.” Poage Bankshares, Inc. has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2016, and has determined that it meets all of these new requirements, including the full 2.5% capital conservation buffer, and would be well-capitalized, if these new requirements had been in effect on that date.

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

Net income is the amount by which net interest income and non-interest income exceeds non-interest expense and the provision for loan losses. Net interest income makes up a majority of our income and is based on the difference between:

>	interest income earned on interest-earning assets, such as loans and securities; and

>	interest expense paid on interest-bearing liabilities, such as deposits and borrowings.

We are vulnerable to changes in interest rates including the shape of the yield curve because of a mismatch between the terms to repricing of our assets and liabilities. Historically, our liabilities repriced more quickly than our assets, which made us vulnerable to increases in interest rates. For the years ended December 31, 2016 and 2015, our net interest margin was 3.98% and 4.24%, respectively. Our Asset/Liability Management Committee utilizes a computer simulation model to provide an analysis of estimated changes in net interest income in various interest rate scenarios. At December 31, 2016, in the event of an immediate 100 basis point decrease in interest rates, our model projects an decrease in our net portfolio value of $300,000, or 0.30%. In the event of an immediate 200 basis point increase in interest rates, our model projects a decrease in our net portfolio value of $7.1 million, or 7.19%.

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

At December 31, 2016, our portfolio of commercial real estate, multi-family, commercial business and construction and land loans totaled $139.8 million, or 40.3% of our total loans, compared to $105.4 million, or 33.3% of our total loans at December 31, 2015. We intend to continue to emphasize the origination of these types of loans consistent with safety and soundness.

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

If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.68% of total loans at December 31, 2016, future additions to our allowance could materially decrease our net income.

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

Our lending market area consists of Greenup, Lawrence, Boyd, Jessamine, Montgomery, Fayette and Campbell Counties in Kentucky, and Lawrence, Scioto, Hamilton, Butler, Warren and Clermont Counties in Ohio. Eight of these eleven counties have experienced minimal changes in population and households from April 1, 2010 to July 1, 2015, including population growth or shrinkage of -2.3%, -0.7%, -2.4%, 6.9%, 4.2%, 6.3%, 1.9%, -2.1%, -3.4%, 0.7%, 2.2%, 5.4% and 2.3%, respectively. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in part, to the real estate market, which has been weakened by the recession. While we believe our lending market area has not been as adversely affected by the real estate crisis as some other areas of the country, real estate values and demand have softened and we remain vulnerable to adverse changes in the real estate market. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control, could negatively affect our financial results. Finally, negative developments in the securities markets could adversely affect the value of our securities.

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

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. In our seven-county market area, including Boyd, Greenup, Lawrence, Jessamine and Montgomery Counties in Kentucky and Lawrence and Scioto Counties in Ohio, there are a total of 29 commercial bank and savings institution competitors, along with several credit union competitors.  The commercial banks and savings institutions operate a total of 112 branch offices in those counties, containing $3.4 billion of deposits.  The commercial bank and savings institution competitors include larger institutions with nationwide or regional operations, and local community institutions such as us that serve the local markets only.  The credit union competitors consist of local community based institutions. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we can, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Item 1—Business—Town Square—Market Area” and —“Competition.”

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

The Issuance of Awards Under Our Stock-Based Benefit Plans Will Dilute Your Ownership Interest.

On January 8, 2013, the shareholders of Poage Bankshares approved the Poage Bankshares, Inc. 2013 Equity Incentive Plan (the “Plan”) for employees and directors of Poage Bankshares. The Plan authorizes the issuance of up to 472,132 shares of Poage Bankshares common stock, with no more than 134,895 of shares as restricted stock awards and 337,237 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Plan may not be less than the fair value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted. If awards under the Plan are funded from the issuance of authorized but unissued shares of common stock, Poage Bankshares shareholders would experience a dilution of their ownership interest. On April 16, 2013, the board of directors awarded the authorized 134,895 restricted shares as designated by the compensation committee and through December 31, 2016 have granted 325,000 stock option awards. The implementation of any additional stock-based benefit plans in the future would cause further dilution of such ownership interests.

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

Shareholder Activists Could Cause a Disruption to Poage Bankshares’ Business.

Certain institutional investors have indicated that they disagree with the strategic direction and capital allocation policies of Poage Bankshares and have successfully obtained representation on its Board of Directors through a director election contest. Poage Bankshares’ business, operating results or financial condition could be adversely affected by a director election contest and may result in, among other things:

>	Increased operating costs, including increased legal expenses, insurance, administrative expenses and associated costs incurred in connection with director election contests;

>	Uncertainties as to Poage Bankshares’ future direction could result in the loss of potential business opportunities and could (i) make it more difficult to attract, retain, or motivate qualified personnel, and (ii) strain relationships with investors and customers; and

>	Reduction or delay in Poage Bankshares’ ability to effectively execute its current business strategy and to implement new strategies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of December 31, 2016, the net book value of our offices was $10.2 million.

	Leased or	Year Acquired	Square	Net Book Value
Location	Owned	or Leased	Footage	of Real Property
				(Dollars in
				thousands)
Main office:
1500 Carter Avenue
Ashland, Kentucky	Owned	2007	12,000	$3,570

Branch offices:
1608 Argillite Road
Flatwoods, Kentucky	Owned	1969	1,728	$206

852 US 23
South Shore, Kentucky	Owned	1978	1,575	$86

119 N Main Cross Street
Louisa, Kentucky	Owned	1984	1,748	$175

501 US 23, Greenup, Kentucky	Owned	2008	1,120	$477

9431 US 60, Cannonsburg, Kentucky	Owned	2014	9,840	$1,081

150 South Main St
Nicholasville, Kentucky	Owned	2014	7,028	$1,817

3500 Court St.
Catlettsburg, Kentucky	Leased	2014	598	$-

101 Commonwealth Dr.
Mt Sterling, Kentucky	Owned	2015	3,929	$1,302

Branch opened in 2016:
621 Martin Luther King Jr Blvd
Ashland, Kentucky	Owned	2015	4,736	$881

Operations center:
6628 US 60
Summit, Kentucky	Owned	2015	8,640	$562

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2016, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)       Our shares of common stock are traded on the NASDAQ Capital Market under the symbol PBSK. The approximate number of holders of record of Poage Bankshares, Inc.’s common stock as of December 31, 2016 was 418. Certain shares of Poage Bankshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Poage Bankshares, Inc. common stock for each quarter of the previous two fiscal years. The following information was provided by the NASDAQ Stock Market.

			Closing	Dividends
	High	Low	Price	Declared
Quarter ended December 31, 2016	$20.90	$17.45	$18.80	$0.08
Quarter ended September 30, 2016	19.42	17.04	19.30	0.08
Quarter ended June 30, 2016	18.27	15.50	17.18	0.06
Quarter ended March 31, 2016	18.85	16.59	16.59	0.06
Quarter ended December 31, 2015	17.31	15.50	17.10	0.06
Quarter ended September 30, 2015	16.50	15.35	15.50	0.06
Quarter ended June 30, 2015	16.00	15.10	15.33	0.06
Quarter ended March 31, 2015	15.50	14.50	15.35	0.05

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

(b)	Not applicable.

(c)	Issuer repurchases. On November 23, 2015, the Board of Directors of Poage Bankshares, Inc. authorized a program to repurchase of up to 100,000 shares, which represents approximately 2.55% of the shares currently outstanding. On February 5, 2016, Poage Bankshares, Inc. completed the November 23, 2015 stock repurchase program and repurchased 100,000 shares at a weighted average price of $17.29 per share.

On June 2, 2016, Poage Bankshares, Inc. commenced a new stock repurchase program. The Board of Directors of Poage Bankshares, Inc. authorized program to repurchase up to 150,000 shares, which represents approximately 3.9% of the Company’s issued and outstanding shares of common stock through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The company repurchased 110,309 shares at a weighted average price of $18.10 per share and there remained 39,691 shares to be repurchased under this plan at December 31, 2016.

On December 20, 2016, the Board of Directors of Poage Bankshares, Inc. authorized a new program to repurchase up to 185,000 shares, which represents approximately 5% of the Company’s issued and outstanding shares of common stock through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

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

The following table sets forth information in connection with repurchases of the Poage Bankshares’ common stock for the period January 1, 2016 through December 31, 2016. Shares were purchased pursuant to repurchase authorizations outlined above and include 3,316 shares net-settled pursuant to Poage Bankshares’ Equity Incentive Plan.

			Total Number	Number of Shares
			of Shares	That May Yet
	Total		Purchased as	Be Purchased
	Number of	Average	Part of	Under Publicly
	Shares	Price Paid	Publicly	Announced
	Purchased	Per Share	Announced Plan	Plan
January 1 - January 31, 2016	58,327	$17.42	58,327	12,504
February 1 - February 29, 2016	12,504	17.40	12,504	-
March 1 - March 31, 2016	-	-	-	-
April 1 - April 30, 2016	-	-	-	-
May 1 - May 31, 2016	3,316	15.99	-	-
June 1 - June 30, 2016	33,073	16.71	33,073	116,927
July 1 - July 31, 2016	5,780	17.98	5,780	111,147
August 1 - August 31, 2016	26,257	18.42	26,257	84,890
September 1 - September 30, 2016	40,500	18.96	40,500	44,390
October 1 - October 31, 2016	-	-	-	44,390
November 1 - November 30, 2016	3,682	18.75	3,682	40,708
December 1- December 31, 2016	13,817	18.79	13,817	211,891
Total	197,256	$17.86	193,940

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and other data of Poage Bankshares at the dates and for the periods indicated. The information at December 31, 2016 and 2015, and for the years ended December 31, 2016 and 2015 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Poage Bankshares that appear in this Annual Report on Form 10-K. The information at December 31, 2014 and 2013, and September 30, 2013 and for the year ended December 31, 2014, the three months ended December 31, 2013 and the year ended September 30, 2013, is derived in part from audited financial statements that do not appear in this Annual Report on Form 10-K.

Selected Financial and Other Data

	At December 31,				At September 30,
	2016	2015	2014	2013	2013
	(In thousands)
Financial Condition Data:
Total assets	$458,465	$435,088	$414,702	$289,230	$291,008
Cash and cash equivalents	24,389	23,876	16,967	6,684	8,192
Interest-bearing deposits in other financial institutions	1,992	1,992	-	-	-
Investment securities	58,261	63,975	65,262	86,062	87,930
Loans held for sale	611	367	712	307	482
Loans receivable, net	343,921	314,143	302,012	177,088	175,476
Deposits	374,708	343,130	323,138	209,440	217,340
Federal Home Loan Bank advances	9,332	15,803	17,952	19,958	13,230
Subordinated debenture	2,825	2,761	2,697	-	-
Retained earnings	35,065	34,270	31,933	30,789	31,074
Total shareholders’ equity	68,701	71,241	68,151	57,658	57,905

				For the Three	For the Year
				Months Ended	Ended
	For the Year Ended December 31,			December 31,	September 30,
	2016	2015	2014	2013	2013
	(In thousands)
Operating Data:
Interest and dividend income	$19,104	$19,106	$17,592	$2,883	$11,750
Interest expense	2,420	2,210	2,164	462	2,328
Net interest income	16,684	16,896	15,428	2,421	9,422
Provision for loan losses	1,249	514	504	-	106
Net interest income after provision for loan losses	15,435	16,382	14,924	2,421	9,316
Non-interest income	3,023	3,912	3,017	274	2,266
Non-interest expenses	16,031	16,146	15,483	2,839	8,543
Income (loss) before income taxes	2,427	4,148	2,458	(144)	3,039
Income taxes	632	971	612	16	883
Net income (loss)	1,795	3,177	1,846	(160)	2,156

				At or for the
				Three Months	At or for the
	At or For the Years Ended			Ended	Year Ended
	December 31,			December 31,	September 30,
	2016	2015	2014	2013	2013

Performance Ratios:
Return on average assets	0.40%	0.75%	0.47%	(0.22)%	0.70%
Return on average equity	2.54%	4.56%	2.84%	(1.11)%	3.62%
Interest rate spread (1)	3.80%	4.07%	4.01%	3.38%	3.09%
Net interest margin (2)	3.98%	4.24%	4.16%	3.54%	3.27%
Noninterest expense to average assets	3.59%	3.79%	3.81%	3.98%	2.78%
Efficiency ratio (3)	81.35%	77.60%	83.51%	105.34%	72.23%
Dividend payout ratio (4)	56.00%	26.44%	38.46%	n/a	23.19%
Average interest-earnings assets to average interest-bearing liabilities	129.63%	131.09%	127.56%	122.33%	121.23%
Average equity to average assets	15.85%	16.38%	17.54%	19.89%	19.40%

Capital Ratios:
Total risk-based capital to risk-weighted assets	21.01%	24.36%	24.34%	32.12%	31.75%
Tier I capital to risk-weighted assets	20.23%	23.68%	23.61%	30.87%	30.49%
Tier I capital to adjusted total assets	13.52%	15.31%	15.07%	16.16%	15.89%
Common equity Tier 1 capital to risk weighted assets	20.23%	23.68%	n/a	n/a	n/a

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	0.68%	0.59%	0.63%	1.07%	1.12%
Allowance for loan losses as a percentage of non-performing loans	50.10%	41.27%	56.99%	206.05%	277.02%
Net charge-offs to average outstanding loans during the period, annualized where applicable	0.27%	0.18%	0.16%	0.18%	0.07%
Non-performing loans as a percent of total loans	1.35%	1.42%	1.10%	0.52%	0.40%
Non-performing assets as a percent of total assets	1.18%	1.36%	1.26%	0.45%	0.38%
Non-performing assets and troubled debt restructurings to total assets	1.89%	1.36%	1.26%	0.45%	0.38%
Other:
Number of offices	10	9	8	6	6
Loan Production offices	3	1	1	1

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

Overview

We have historically operated as a traditional thrift institution headquartered in Ashland, Kentucky. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential mortgage loans, commercial and multi-family real estate loans, commercial business loans, consumer loans, consisting primarily of automobile loans, home equity loans and lines of credit, and construction loans. Since the acquisition of Town Square Financial Corporation, our focus has moved towards commercial banking. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities, including obligations of state and political subdivisions and mortgage-backed securities. At December 31, 2016, we had total assets of $458.5 million, total deposits of $374.7 million and total shareholders’ equity of $68.7 million.

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

Business Strategy

Highlights of our current business strategy include the following:

·	Continuing to originate one- to four-family residential mortgage loans while increasing our holdings of such loans with adjustable rates. We have been primarily a one- to four-family residential mortgage lender to borrowers in our market area. As of December 31, 2016, $177.8 million, or 38.8%, of our total assets consisted of one- to four-family residential mortgage loans, compared to $184.6 million, or 42.4%, of total assets at December 31, 2015. We historically have held primarily fixed-rate loans in our one- to four-family residential mortgage loan portfolio. However, in order to better manage the interest rate sensitivity of our loan portfolio, in 2009 we began to increase our emphasis on adjustable-rate mortgage loan originations subject to demand for such loans in a lower interest rate environment. In addition, in fiscal year 2010, we began selling substantially all of our new fixed-rate one- to four-family residential mortgage loans through the FHLB-Cincinnati Mortgage Purchase Program.

·	Increasing our origination of commercial real estate loans, commercial business loans, home equity loans and lines of credit, and other consumer loans. While we will continue to originate one- to four-family residential mortgage loans, we also intend to continue to increase our origination of nonresidential real estate loans, home equity loans and lines of credit, other consumer loans and commercial business loans in order to increase the yield of, and reduce the term to repricing of, our total loan portfolio. Between December 31, 2015 and December 31, 2016, commercial business loans increased $6.9 million, or 21.7%, home equity loans and lines of credit increased $2.4 million, or 28.6%, other consumer loans increased $530,000, or 7.2%, commercial real estate loans increased $20.4 million, or 32.6% and multi-family loans increased $2.3 million, or 50.9%. We expect each of these loan categories to continue to grow. See “Item 1—Business—Town Square Bank—Lending Activities—Commercial Real Estate Lending.”

·	Managing interest rate risk while enhancing to the extent practicable our net interest margin. During the last several years, we have taken steps that are intended to enhance our interest rate margin (in relation to what it would have been had we remained exclusively a residential lender) as well as our ability to manage our interest rate risk in the future. In particular, we have attempted to increase our holdings of nonresidential loans including commercial real estate loans, commercial business loans, and consumer loans, which generally have shorter terms to maturity and higher yields than fixed-rate one- to four-family mortgage loans, and which allows us to reinvest these funds into market-rate loans as interest rates change. Our portfolio of these types of loans increased significantly as a result of the acquisition of Town Square Financial Corporation. In addition, we have increased our origination of adjustable-rate one- to four-family residential loans and have developed a secondary market capability with the FHLB-Cincinnati so that we can sell our new fixed-rate one- to four-family mortgage loans that do not fit within our asset/liability management parameters.

·	Increasing our “core” deposit base. We are seeking to build our core deposit base, with particular focus on NOW accounts and non-interest bearing demand accounts. We believe such core deposits not only have favorable cost and interest rate change resistance, but also allow us greater opportunity to connect with our customers and offer them other financial services and products. We added two branches in connection with our acquisition of Town Square Financial Corporation and one branch in connection with our acquisition of Commonwealth, which increased our core deposit base by approximately $26.0 million and $8.9 million, respectively. We will continue to provide our high quality service and products as well as competitive pricing to attract deposits.

·	Expanding our banking relationships to a larger base of customers. We were established in 1889 and have been operating continuously since that time. As of June 30, 2016 (the latest date for which deposit market share information is available from the FDIC), our market share of deposits represented 13.78% of FDIC-insured deposits in Boyd, Greenup, Lawrence, Jessamine and Montgomery Counties in Kentucky, combined taking into account the acquisitions of Town Square Bank and Commonwealth Bank. We will seek to expand our customer base, primarily through opportunistic acquisitions and organic growth, and offer our products and services to the new base of customers by using our recognized brand name and the goodwill developed over years of providing timely, efficient banking services.

·	Maintaining strong asset quality. We have emphasized maintaining strong asset quality by following conservative underwriting guidelines, sound loan administration, and focusing on loans secured by real estate located within our primary market area. Our non-performing assets totaled $5.4 million, or 1.2% of total assets at December 31, 2016 compared to $5.8 million, or 1.3% of total assets at December 31, 2015. Our non-performing loans totaled $4.7 million, or 1.4% of total loans at December 31, 2016 compared to $4.5 million, or 1.4% of total loans at December 31, 2015. The slight increase in non-performing loans is primarily due to an increase in one- to four-family mortgage loan defaults.

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

Income Taxes: We account for income taxes under ASC 740, whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax bases of assets and liabilities using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets when we expect the amount of tax benefit to be realized is less than the carrying value of the deferred tax asset.

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

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

At December 31, 2016, Poage Bankshares’ assets totaled $458.5 million, an increase of $23.4 million, or 5.4% from $435.1 million at December 31, 2015. The increase was primarily attributable to growth in commercial real estate and commercial and industrial loans.

Cash and cash equivalents increased slightly by $513,000, or 2.1% to $24.4 million at December 31, 2016 from $23.9 million at December 31, 2015.

Interest-bearing deposits in other financial institutions remained unchanged at $2.0 million at December 31, 2016 and 2015, respectively.

Loans held for sale increased $244,000, or 66.5%, to $611,000 at December 31, 2016 from $367,000 at December 31, 2015 primarily due to an increase in mortgage banking activity at year end.

Loans receivable, net, increased $29.8 million, or 9.5%, to $343.9 million at December 31, 2016 from $314.1 million at December 31, 2015. This increase was primarily due to growth in commercial real estate and commercial and industrial loans. Non-performing loans increased by $200,000, or 4.4%, to $4.7 million at December 31, 2016 from $4.5 million at December 31, 2015, primarily due to the deterioration in credit quality of one- to four-family mortgage loans and defaults.

Securities available for sale decreased by $5.7 million, or 8.9%, from $64.0 million at December 31, 2015 to $58.3 million at December 31, 2016. This decrease is due to $14.0 million in sales, calls, regular maturities and principal payments offset by purchases totaling $9.4 million.

Deposits increased $31.6 million, or 9.2%, to $374.7 million at December 31, 2016 from $343.1 million at December 31, 2015. The increase was attributable to organic growth in our market area and non-brokered deposits acquired in the national market.

Federal Home Loan Bank advances decreased $6.5 million, or 40.9%, to $9.3 million at December 31, 2016 from $15.8 million at December 31, 2015. This decrease in borrowings was primarily due to $87.0 million in regular principal payments and maturities, offset by $80.5 million in advances.

Other borrowings remained unchanged at $2.8 million at December 31, 2016 and 2015. The amortization of fair value related to the subordinate debenture was $64,000 for the year ended December 31, 2016. The subordinated debenture of $2.8 million is shown as a liability. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.79% at December 31, 2016.

Total shareholders’ equity decreased by $2.5 million, or 3.6%, to $68.7 million at December 31, 2016, from $71.2 million at December 31, 2015. The decrease resulted primarily from the repurchase of stock totaling $3.5 million and the payment of cash dividends totaling $1.0 million, offset by net income of $1.8 million for the year ended December 31, 2016.

Comparison of Operating Results for the Years Ended December 31, 2016 and December 31, 2015

General. Net income decreased $1.4 million, or 43.5%, to $1.8 million for the year ended December 31, 2016 from net income of $3.2 million for the year ended December 31, 2015. The decrease reflected an decrease in net interest income of $212,000, or 1.3%, to $16.7 million for the year ended December 31, 2016 from $16.9 million for the year ended December 31, 2015, an increase in the provision for loan losses of $735,000, or 143.0%, to $1.2 million for the year ended December 31, 2016 from $514,000 for the year ended December 31, 2015 and a decrease in non-interest income of $889,000, or 22.7%, to $3.0 million for the year ended December 31, 2016 from $3.9 million for the year ended December 31, 2015, offset by a decrease in non-interest expense of $115,000, or 0.7%, to $16.0 million for the year ended December 31, 2016 from $16.1 million for the year ended December 31, 2015 and a decrease in income tax expense of $339,000, or 34.9%, to $632,000 for the year ended December 31, 2016 from $971,000 for the year ended December 31, 2015.

Interest and Dividend Income. Interest income remained unchanged at $19.1 million for the year ended December 31, 2016 and the year ended December 31, 2015.

Interest income on loans remained unchanged at $17.5 million for the year ended December 31, 2016 and 2015. The average yields on loans decreased 43 basis points to 5.21% for the year ended December 31, 2016, compared to 5.64% for the year ended December 31, 2015, although the average balance of loans increased $25.3 million to $336.3 million for the year ended December 31, 2016 from $311.0 million for the year ended December 31, 2015. The decrease in yield is primarily due to a decrease of $715,000 in accretable yield on credit-impaired purchased loans for the year ended December 31, 2016 from the year ended December 31, 2015. The information for the year ended December 31, 2016 reflects the accretive benefit, approximately $768,000, from the acquisition of Town Square Financial. The accretive benefit from the acquisition decreased $811,000, or 51.4% from $1.6 million for the year ended December 31, 2015.

Interest income on investment securities decreased $74,000, or 5.2%, to $1.4 million for the year ended December 31, 2016 from $1.4 million for the year ended December 31, 2015, reflecting a decrease in the average balance of such securities to $61.3 million at December 31, 2016 from $66.7 million at December 31, 2015 offset by an increase in the average yield to 2.21% for the year ended December 31, 2016, from 2.14% for the year ended December 31, 2015. This increase in yield is due to calls and maturity of lower yielding investment securities and the purchase of higher yielding investments.

Interest Expense. Interest expense increased $210,000, or 9.5%, to $2.4 million for the year ended December 31, 2016 from $2.2 million for the year ended December 31, 2015. The increase reflected an increase in the average balance on interest bearing deposits to $306.0 million at December 31, 2016 from $286.4 million at December 31, 2015 combined with an increase in the average rate paid on such deposits to 0.67% for the year ended December 31, 2016 from 0.63% for the year ended December 31, 2015. Interest expense on interest bearing deposits increased $224,000, or 12.3%, to $2.0 million for the year ended December 31, 2016 from $1.8 million for the year ended December 31, 2015. Interest expense on FHLB-Cincinnati advances and subordinated debenture decreased $14,000, or 3.6% to $380,000 for the year ended December 31, 2016 from $394,000 for the year ended December 31, 2015. This decrease was due to a 12 basis point decrease in the average rate paid on these borrowings to 2.16% from 2.28%, offset by an increase of $320,000 in the average balance on these borrowings.

Interest expense on money market deposits, savings, NOW and demand deposits increased $33,000, or 14.6%, to $259,000 for the year ended December 31, 2016 from $226,000 for the year ended December 31, 2015. The increase reflected an increase in the average balance of these deposits to $140.3 million at December 31, 2016 from $126.6 million at December 31, 2015. The average rate paid on these deposits remained unchanged at 0.18% for the year ended December 31, 2016 and for the year ended December 31, 2015. Interest expense on certificates of deposit increased $191,000, or 12.0%, to $1.8 million for the year ended December 31, 2016 from $1.6 million for the year ended December 31, 2015. This increase reflected an increase in the average balance of such certificates to $165.7 million from $159.8 million and an increase in the average rate paid on certificates of deposits to 1.07% for the year ended December 31, 2016 from 0.99% for the year ended December 31, 2015.

Net Interest Income. Net interest income decreased $212,000 or 1.3%, to $16.7 million for the year ended December 31, 2016 from $16.9 million for the year ended December 31, 2015. The interest rate spread decreased 27 basis points from 4.07% to 3.80%, along with a 146 basis point decrease in the ratio of the average interest earning assets to average interest bearing liabilities from 131.09% to 129.63%. Net interest margin decreased from 4.24% to 3.98%. The decrease in interest rate spread and net interest margin was due primarily attributable to a decrease in accretable yield on credit-impaired purchased loans of $715,000, or 83.0%, from $861,000 for the year ended December 31, 2015 to $146,000 for the year ended December 31, 2016 combined with an increase in interest expense on interest bearing deposits of $224,000, or 12.3%, to $2.0 million for the year ended December 31, 2016 from $1.8 million for the year ended December 31, 2015.

Provision for Loan Losses. Provision for loan losses increased $735,000, or 143.0%, to $1.2 million for the year ended December 31, 2016 from $514,000 for the year ended December 31, 2015. The increase is attributable to loan growth and an increase in substandard and special mention loans combined with an increase in charge-offs for the year ended December 31, 2016.

Noninterest Income. Noninterest income decreased $889,000, or 22.7%, to $3.0 million for the year ended December 31, 2016 from $3.9 million for the year ended December 31, 2015. The decrease in noninterest income was due to the decrease in bargain purchase gain of $955,000 for the year ended December 31, 2015 to $0 for the year ended December 31, 2016 attributable to the acquisition of Commonwealth on May 31, 2015, offset by a 2.8% increase in service charges on deposits of $55,000 and an increase in net gains on the disposal of land and equipment of $36,000 for the year ended December 31, 2016 from $0 for the year ended December 31, 2015.

Noninterest Expense. Noninterest expense decreased $115,000, or 0.7%, to $16.0 million for the year ended December 31, 2016 from $16.1 million for the year ended December 31, 2015. This decrease was due a decrease in early termination fee and conversion costs of $575,000 attributable to the acquisition of Commonwealth in 2015 and a decrease in professional fees of $380,000, offset by an increase in data processing expense of $350,000, an increase in occupancy expense of $286,000, and an increase in foreclosed assets of $173,000.

Income Tax Expense. The provision for income taxes decreased $339,000, or 34.9%, to $632,000 for the year ended December 31, 2016 from $971,000 for the year ended December 31, 2015. Our effective tax rate for the year ended December 31, 2016 was 26.04% compared to 23.4% for the year ended December 31, 2015.

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

	For the Years Ended December 31,
	2016			2015			2014
	Average	Interest and		Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$336,308	$17,524	5.21%	$310,964	$17,523	5.64%	$275,609	$15,645	5.68%
Investment securities	61,292	1,357	2.21%	66,725	1,431	2.14%	77,101	1,816	2.36%
FHLB stock	3,036	122	4.02%	2,895	115	3.97%	2,533	102	4.03%
Other interest-earning assets	18,796	101	0.54%	17,530	37	0.21%	15,344	29	0.19%
Total interest-earning assets	419,432	19,104	4.55%	398,114	19,106	4.80%	370,587	17,592	4.75%

Noninterest-earning assets	27,024			27,655			22,662
Total assets	446,456			425,769			393,249

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	140,265	259	0.18%	126,588	226	0.18%	108,200	203	0.19%
Certificates of deposit	165,685	1,781	1.07%	159,814	1,590	0.99%	156,387	1,506	0.96%
Total interest bearing deposits	305,950	2,040	0.67%	286,402	1,816	0.63%	264,587	1,709	0.65%

FHLB advances	14,827	211	1.42%	14,572	240	1.65%	25,922	339	1.31%
Subordinated Debenture	2,793	169	6.05%	2,728	154	5.65%	2,089	116	5.55%
Total borrowings	17,620	380	2.16%	17,300	394	2.28%	28,011	455	1.62%

Total interest bearing liabilities	323,570	2,420	0.75%	303,702	2,210	0.73%	292,598	2,164	0.74%

Non-interest bearing liabilities:
Non-interest bearing deposits	49,065			48,206			33,089
Accrued interest payable	153			197			281
Other liabilities	2,925			3,942			2,290
Total non-interest bearing liabilities	52,143			52,345			35,660
Total liabilities	375,713			356,047			328,258

Total equity	70,743			69,722			64,991
Total liabilities and equity	446,456			425,769			393,249

Net interest income		16,684			16,896			15,428
Interest rate spread			3.80%			4.07%			4.01%
Net interest margin			3.98%			4.24%			4.16%
Average interest-earning assets to average interest bearing liabilities			129.63%			131.09%			126.65%

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

Year Ended December 31,
2016 Compared to 2015	Volume	Rate	Net
	(In thousands)

Interest income:
Loans receivable	$1,372	$(1,371)	$1
Investment securities	(119)	45	(74)
Other interest-earning assets	9	62	71
Total	1,262	(1,264)	(2)

Interest expense:
Now, Savings, Money Market, and other	25	8	33
Certificates	60	131	191
FHLB advances and other borrowings	8	(22)	(14)
Total	93	117	210
Increase (decrease) in net interest income	$1,169	$(1,381)	$(212)

Year Ended December 31,
2015 Compared to 2014	Volume	Rate	Net
	(In thousands)

Interest income:
Loans receivable	$1,993	$(115)	$1,878
Investment securities	(231)	(154)	(385)
Other interest-earning assets	18	3	21
Total	1,780	(266)	1,514

Interest expense:
Now, Savings, Money Market, and other	33	(10)	23
Certificates	33	51	84
FHLB advances and other borrowings	(137)	76	(61)
Total	(71)	117	46
Increase (decrease) in net interest income	$1,851	$(383)	$1,468

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

Set forth below is an analysis of the changes to the economic value of our equity (“EVE”) that would occur December 31, 2016 in the event of designated changes in the United States treasury yield curve. At December 31, 2016, the economic value of our equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

		Economic Value of Equity			EVE as %
		(Dollars in thousands)			of EV of Assets
Change in Rates		$ Amount	$ Change	% Change	EVE Ratio	Change
+400	bp	88,759	(10,311)	(10.41)%	21.72%	29	bp
+300	bp	88,563	(10,507)	(10.61)%	21.19%	(24	)bp
+200	bp	91,945	(7,125)	(7.19)%	21.30%	(13	)bp
+100	bp	96,021	(3,049)	(3.08)%	21.49%	6	bp
0	bp	99,070	-	-	21.43%	-	bp
-100	bp	98,770	(300)	(0.30)%	20.75%	(68	)bp
-200	bp	97,756	(1,314)	(1.33)%	19.99%	(144)	bp
-300	bp	104,352	5,282	5.33%	20.75%	(68)	bp
-400	bp	119,923	20,853	21.05%	23.13%	170	bp

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB-Cincinnati. At December 31, 2016, we had $9.3 million in advances from the FHLB-Cincinnati and an additional borrowing capacity of $79.9 million.

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

Poage Bankshares is a separate legal entity from Town Square and must provide for its own liquidity to pay dividends to shareholders, repurchase its stock and to fund other corporate activities. Poage Bankshares’ primary source of liquidity is dividend payments it receives from Town Square. At December 31, 2016, Poage Bankshares (on an unconsolidated basis) had liquid assets totaling $3.8 million.

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

As of December 31, 2016, based on the most recent notification from the OCC, Town Square was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed Town Square’s prompt corrective action category.

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

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Poage Bankshares, Inc.

Ashland, Kentucky

We have audited the accompanying consolidated balance sheets of Poage Bankshares, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Louisville, Kentucky
March 27, 2017

POAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(Dollar amounts in thousands except per share data)

	December 31,
	2016	2015
ASSETS
Cash and due from financial institutions	$24,389	$23,876
Interest-bearing deposits in other financial institutions	1,992	1,992
Securities available for sale	58,261	63,975
Loans held for sale	611	367
Loans, net of allowance of $2,349 and $1,858	343,921	314,143
Restricted stock, at cost	3,276	3,276
Other real estate owned, net	718	1,306
Premises and equipment, net	11,115	11,514
Company owned life insurance	7,121	6,941
Accrued interest receivable	1,397	1,340
Goodwill	1,277	1,277
Other intangible assets, net	1,006	1,353
Deferred tax asset	1,454	1,617
Other assets	1,927	2,111
Total Assets	$458,465	$435,088

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$52,288	$49,222
Interest bearing	322,420	293,908
Total deposits	374,708	343,130
Federal Home Loan Bank advances	9,332	15,803
Subordinated debenture	2,825	2,761
Accrued interest payable	52	38
Other liabilities	2,847	2,115
Total liabilities	389,764	363,847

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,704,704 and 3,892,282 issued and outstanding at December 31, 2016 and 2015, respectively.	37	39
Additional paid-in-capital	35,742	38,673
Retained earnings	35,065	34,270
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,990)	(2,125)
Accumulated other comprehensive income (loss)	(153)	384
Total shareholders' equity	68,701	71,241
Total liabilities and shareholders' equity	$458,465	$435,088

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2016 and 2015

(Dollar amounts in thousands except per share data)

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
Interest and dividend income
Loans, including fees	$17,524	$17,523
Taxable securities	905	1,012
Tax-exempt securities	452	419
Federal funds sold and other	223	152
	19,104	19,106
Interest expense
Deposits	2,040	1,816
Federal Home Loan Bank advances and other	380	394
	2,420	2,210
Net interest income	16,684	16,896

Provision for loan losses	1,249	514
Net interest income after provision for loan losses	15,435	16,382

Non-interest income
Service charges on deposits	2,029	1,974
Other service charges	53	47
Net gain on disposal of land and equipment	36	-
Loan servicing fees	475	477
Gains on mortgage loans sold, net	218	208
Net gains (loss) on securities	(3)	14
Income from company owned life insurance	180	181
Bargain purchase gain	-	955
Other	35	56
	3,023	3,912
Non-interest expense
Salaries and employee benefits	7,356	7,272
Occupancy and equipment	2,077	1,791
Data processing	2,635	2,285
Federal deposit insurance	181	253
Loan processing and collection	395	312
Foreclosed assets, net	508	335
Advertising	324	185
Professional Fees	479	859
Other taxes	426	500
Director fee and expense	185	230
Amortization of intangible assets	347	343
Early contract termination	-	575
Other	1,118	1,206
	16,031	16,146
Income before income taxes	2,427	4,148
Income tax expense	632	971
Net income	$1,795	$3,177
Earnings per share:
Basic	$0.50	$0.87
Diluted	0.50	0.87
Dividend per share	$0.28	$0.23

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2016 and 2015

(Dollar amounts in thousands except per share data)

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Net income	$1,795	$3,177

Other comprehensive loss:
Unrealized holding gains (losses) on available for sale securities	(817)	(101)
Reclassification adjustments for (gains) losses recognized in income	3	(14)
Net unrealized holding gains (losses) on available for sale securities	(814)	(115)
Tax effect	277	39
Other comprehensive loss	(537)	(76)

Comprehensive income	$1,258	$3,101

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2016 and 2015

(Dollar amounts in thousands except per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balances, January 1, 2015	$39	$37,978	$31,933	$(2,259)	$460	$68,151
Net income	-	-	3,177	-	-	3,177
Issuance of 168,279 common shares, net of issuance costs	2	1,673	-	-	-	1,675
Stock consideration paid in acquisition	-	492				492
Stock repurchases, 136,966 shares repurchased	(2)	(2,119)	-	-	-	(2,121)
Dividends paid ($.23/share)	-	-	(840)	-	-	(840)
ESOP compensation earned	-	76	-	134	-	210
Stock based compensation expense, net of 13,486 forfeited shares	-	573	-	-	-	573
Other comprehensive loss	-	-	-	-	(76)	(76)
Balances, December 31, 2015	$39	$38,673	$34,270	$(2,125)	$384	$71,241
Net income	-	-	1,795	-	-	1,795
Stock repurchases, 197,256 shares repurchased	(2)	(3,522)	-	-	-	(3,524)
Dividends paid ($.28/share)	-	-	(1,000)	-	-	(1,000)
ESOP compensation earned	-	106	-	135	-	241
Stock based compensation expense, net of 2,156 forfeited shares	-	377	-	-	-	377
Exercise of stock options, 20,700 shares exercised, net	-	108	-	-	-	108
Other comprehensive loss	-	-	-	-	(537)	(537)
Balances, December 31, 2016	$37	$35,742	$35,065	$(1,990)	$(153)	$68,701

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2016 and 2015

(Dollar amounts in thousands except per share data)

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

CASH FLOW FROM OPERATING ACTIVITIES:
Net income	$1,795	$3,177
Adjustments to reconcile net income to net cash from operating activities:
Bargain purchase gain	-	(955)
Depreciation	854	856
Provision for loan losses	1,249	514
ESOP compensation expense	241	210
Stock based compensation expense	377	573
(Gains) losses on securities	3	(14)
(Gains) on disposal of assets	(36)	-
Loss on sale of other real estate owned	348	166
(Gains) losses on sales of repossessed assets	5	(1)
Amortization of core deposit intangible	347	343
Accretion of fair value adjustments related to loans	(768)	(1,579)
Accretion of fair value adjustments related to deposits	(65)	(71)
Amortization of fair value related to subordinated debenture	64	64
Net amortization on securities	241	495
Deferred income tax expense	440	854
Gains on mortgage loans sold, net	(218)	(208)
Origination of loans held for sale	(8,151)	(7,486)
Proceeds from loans held for sale	8,125	8,039
Increase in cash value of life insurance	(180)	(181)
Change in asset and liabilities, net of assets and liabilities acquired:
Accrued interest receivable	(57)	64
Other assets	184	621
Accrued interest payable	14	(31)
Other liabilities	738	(817)
Net cash from operating activities	5,550	4,633

CASH FLOW FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits with other institutions	-	(1,992)
Securities available for sale:
Proceeds from sales	-	4,052
Proceeds from calls	6,655	2,010
Proceeds from maturities	-	1,010
Purchases	(9,368)	(13,087)
Principal payments received	7,369	6,706
Purchase of restricted stock	-	(56)
Cash received for acquisition, net of cash acquired	-	2,355
Loan originations and principal payments on loans, net	(31,380)	2,442
Proceeds from the sale of other real estate owned	1,308	899
Proceeds from the sale of repossessed assets	42	52
Proceeds from the sale of bank assets	150	-
Purchase of properties and equipment	(569)	(1,024)
Net cash from (used in) investing activities	(25,793)	3,367

CASH FLOW FROM FINANCING ACTIVITIES
Net change in deposits	31,643	4,660
Proceeds from Federal Home Loan Bank borrowings	80,500	48,000
Payments on Federal Home Loan Bank borrowings	(86,971)	(52,465)
Cash dividend paid	(1,000)	(840)
Proceeds from issuance of common stock, net of costs	-	1,675
Proceeds from exercise of stock options	108	-
Stock repurchases	(3,524)	(2,121)
Net cash from (used in) financing activities	20,756	(1,091)

CHANGE IN CASH AND CASH EQUIVALENTS	513	6,909

Cash and cash equivalents at beginning of year	23,876	16,967

CASH AND CASH EQUIVALENTS AT END OF YEAR	$24,389	$23,876

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$2,405	$2,212
Income taxes (refund) payment	(350)	500
Stock issued for consideration paid in acquisition	$-	$492
Other assets acquired in settlement of loans	$47	$39
Real estate acquired in settlement of loans	$1,216	$1,768
Real estate transferred to premises and equipment	$-	$756

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

The Bank is a federally chartered savings association. The Bank currently serves the financial needs of communities in its market area through its main office located in Ashland, Kentucky and its branch offices located in Flatwoods, South Shore, Louisa, Cannonsburg, Catlettsburg, Nicholasville, Greenup and Mt. Sterling, Kentucky. The Bank also has two loan production offices located in the Cincinnati, Ohio area and Lexington, Kentucky. The Bank’s business involves attracting deposits from the general public and using such deposits, together with other funds, to originate one-to-four family residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial and industrial loans and consumer loans primarily in its market area which includes the Kentucky counties of Boyd, Greenup, Jessamine, Lawrence, Montgomery, Fayette and Campbell and the Ohio counties of Scioto, Lawrence, Hamilton, Butler, Warren and Clermont.

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

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Consumer loans are typically charged off no later than 120 days past due. Real estate loans and commercial and industrial loans are charged off on a case by case basis at such time that management determines the loan to be uncollectible. Past due status of all loan types is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans and individually classified impaired loans. All loan types are moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

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

Concentration of Credit Risk: The majority of the Company’s business activity is with customers located within a 25 mile radius of its branch and loan production offices. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in those areas.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. If a loan is categorized as loss under the regulatory definitions of loan classifications, the loan is immediately charged off. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which are inherent in the loan portfolio at December 31, 2016 and 2015.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No valuation allowance was required at December 31, 2016 or 2015. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

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

Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no such expenses recognized in the years ended December 31, 2016 and 2015.

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

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. The Bank is required to maintain reserve funds in cash or on deposit with a designated depository financial institution. The required reserve at December 31, 2016 and 2015 was $107,000 and $862,000, respectively.

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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholder’s equity.

Newly Issued Accounting Standard Not Yet Effective: In May 2014 the FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). The ASU may be adopted using either a modified retrospective method or a full retrospective method. Poage intends to adopt the ASU during the first quarter of 2018, as required, using a modified retrospective approach. Poage’s preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material impact on the Company's consolidated financial statements as the majority of its revenue stream is generated from financial instruments which are not within the scope of this ASU. However, Poage is still evaluating the impact for other fee-based income. The FASB continues to release new accounting guidance related to the adoption of this ASU and the results of Poage's materiality analysis may change based on conclusions reached as to the application of this new guidance.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2017. The adoption of ASU No. 2016-01 is not expected to have a material effect on the Company’s operating results or financial condition.

In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases guidance requiring the recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for most leases. The guidance becomes effective for us on January 1, 2019.  Poage is currently evaluating the impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (the ASU), which introduces the current expected credit losses methodology. Among other things, the ASU requires the measurement of all expected credit losses for financial assets, including loans and available-for-sale debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the loan's entire life. ASU 2016-13 also requires the allowance for credit losses for purchased financial assets with credit deterioration since origination to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as credit loss expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2019. Early application will be permitted for fiscal years beginning after December 15, 2018. Poage has formed a transition team to assess the impact of the new guidance on its consolidated financial statements.

Other than those pronouncements discussed above and those which have been recently adopted, there were no other recently issued accounting pronouncements that are expected to materially impact Poage.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of securities available for sale at December 31, 2016 and 2015, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
States and political subdivisions	$19,785	$291	$(184)	$19,892
U.S. Government agencies and sponsored entities	3,500	-	(37)	3,463
Government sponsored entities residential mortgage-backed:
FHLMC	10,954	29	(88)	10,895
FNMA	11,349	19	(108)	11,260
Collateralized mortgage obligations	5,495	-	(89)	5,406
SBA loan Pools	7,411	9	(75)	7,345
Total securities	$58,494	$348	$(581)	$58,261

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
States and political subdivisions	$17,398	$567	$(5)	$17,960
U.S. Government agencies and sponsored entities	9,750	-	(112)	9,638
Government sponsored entities residential mortgage-backed:
FHLMC	11,499	156	(11)	11,644
FNMA	11,657	91	(21)	11,727
Collateralized mortgage obligations	7,720	-	(86)	7,634
SBA loan Pools	5,370	17	(15)	5,372
Total securities	$63,394	$831	$(250)	$63,975

The proceeds from sales of securities and the associated gross gains and losses are listed below (in thousands):

	December 31,
	2016	2015
Proceeds	$-	$4,052
Gross gains	-	20
Gross losses	-	(6)

The provision for income tax expense related to net realized gains and losses was $0 and $5,000 for the years ended December 31, 2016 and 2015, respectively, based on an income tax rate of 34%.

The amortized cost and fair value of the securities portfolio at December 31, 2016 are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31,
	2016
	Amortized	Fair
	Cost	Value
	(in thousands)
Within one year	$1,290	$1,295
One to five years	9,243	9,239
Five to ten years	9,588	9,697
Beyond ten years	3,164	3,123
Mortgage-backed securities, collateralized mortgage obligations and SBA loan pools	35,209	34,907
Total	$58,494	$58,261

Securities pledged at December 31, 2016 and 2015 had a carrying amount of $11.9 million and $34.0 million, respectively, and were pledged to secure public deposits.

At December 31, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized losses at December 31, 2016 and 2015, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In thousands)

December 31, 2016
States and political subdivisions	$6,952	$(184)	$296	$-	$7,248	$(184)
U.S. Government agencies and sponsored entities	3,463	(37)	-	-	3,463	(37)
Government sponsored entities residential mortgage backed:
FHLMC	6,479	(88)	-	-	6,479	(88)
FNMA	6,930	(108)	-	-	6,930	(108)
Collateralized mortgage obligations	2,671	(33)	2,735	(56)	5,406	(89)
SBA loan pools	5,865	(75)	-	-	5,865	(75)
Total available-for-sale securities	$32,360	$(525)	$3,031	$(56)	$35,391	$(581)

December 31, 2015
States and political subdivisions	$1,357	$(5)	$-	$-	$1,357	$(5)
U.S. Government agencies and sponsored entities	4,212	(39)	5,426	(73)	9,638	(112)
Government sponsored entities residential mortgage backed:
FHLMC	1,429	(11)	-	-	1,429	(11)
FNMA	2,529	(21)	-	-	2,529	(21)
Collateralized mortgage obligations	5,387	(35)	2,247	(51)	7,634	(86)
SBA loan pools	1,845	(15)	-	-	1,845	(15)
Total available-for-sale securities	$16,759	$(126)	$7,673	$(124)	$24,432	$(250)

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

As of December 31, 2016, the Company’s security portfolio consisted of 86 securities, 50 of which were in an unrealized loss position.

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

NOTE 3 - LOANS

Loans at December 31, 2016 and 2015 were as follows (in thousands):

	December 31,	December 31,
	2016	2015
Real estate:
One to four family	$177,801	$184,613
Multi-family	6,823	4,521
Commercial real estate	83,169	62,726
Construction and land	11,019	6,282
	278,812	258,142

Commercial and industrial	38,747	31,841

Consumer
Home equity loans and lines of credit	10,655	8,287
Motor vehicle	10,624	10,735
Other	7,877	7,347
	29,156	26,369

Total	346,715	316,352
Less:
Net deferred loan fees	445	351
Allowance for loan losses	2,349	1,858
Net loans	$343,921	$314,143

The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment based on impairment method as of December 31, 2016 and 2015. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

December 31, 2016
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated	Credit-	Evaluated		Evaluated	Credit-	Evaluated
	for	Impaired	for		for	Impaired	for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$23	$-	$1,923	$1,946	$4,844	$1,871	$272,097	$278,812
Commercial and industrial	7	-	211	218	89	-	$38,658	38,747
Consumer	-	-	185	185	40	1	$29,115	29,156
Total	$30	$-	$2,319	$2,349	$4,973	$1,872	$339,870	$346,715

December 31, 2015
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated	Credit-	Evaluated		Evaluated	Credit-	Evaluated
	for	Impaired	for		for	Impaired	for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$2	$-	$1,674	$1,676	$1,497	$2,624	$254,021	$258,142
Commercial and industrial	-	-	77	77	449	-	31,392	31,841
Consumer	13	-	92	105	23	16	26,330	26,369
Total	$15	$-	$1,843	$1,858	$1,969	$2,640	$311,743	$316,352

The following table presents information related to impaired loans by class of loans as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016			December 31, 2015
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Real Estate:
One to four family	$883	$883	$-	$1,416	$1,100	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	3,780	3,726	-	183	183	-
Construction and land	193	193	-	-	-	-
Commercial and industrial	270	82	-	582	449	-
Consumer:
Home Equity and lines of credit	40	40	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$5,166	$4,924	$-	$2,181	$1,732	$-

With an allowance recorded:
Real Estate:
One to four family	$42	$42	$23	$-	$-	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	214	214	2
Construction and land	-	-	-	-	-	-
Commercial and industrial	7	7	7	-	-	-
Consumer:
Home Equity and lines of credit	-	-	-	23	23	13
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$49	$49	$30	$237	$237	$15

Total	$5,215	$4,973	$30	$2,418	$1,969	$15

For purposes of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the twelve months ended December 31, 2016 and 2015 (in thousands).

	Average	Interest	Cash Basis
Year Ended	Recorded	Income	Interest
December 31, 2016	Investment	Recognized	Recognized
Real Estate:
One to four family	$778	$13	$6
Multi-family	-	-	-
Commercial real estate	1,927	145	-
Construction and land	48	10	1
Commercial and industrial	345	32	1
Consumer:
Home Equity and lines of credit	26	1	1
Motor vehicle	-	-	-
Other	-	-	-
Subtotal	$3,124	$201	$9

	Average	Interest	Cash Basis
Year Ended	Recorded	Income	Interest
December 31, 2015	Investment	Recognized	Recognized
Real Estate:
One to four family	$992	$4	$4
Multi-family	-	-	-
Commercial real estate	602	-	-
Construction and land	-	-	-
Commercial and industrial	358	4	4
Consumer:
Home Equity and lines of credit	11	-	-
Motor vehicle	-	-	-
Other	-	-	-
Subtotal	$1,963	$8	$8

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods indicated was as follows (in thousands):

Year Ended		Commercial
December 31, 2016	Real Estate	and Industrial	Consumer	Total

Allowance for loan losses:
Beginning balance	$1,676	$77	$105	$1,858
Provision for loan losses	754	242	253	1,249
Loans charged-off	(511)	(146)	(280)	(937)
Recoveries	27	45	107	179

Total ending allowance balance	$1,946	$218	$185	$2,349

Year Ended		Commercial
December 31, 2015	Real Estate	and Industrial	Consumer	Total

Allowance for loan losses:
Beginning balance	$1,806	$43	$62	$1,911
Provision for loan losses	221	96	197	514
Loans charged-off	(505)	(116)	(241)	(862)
Recoveries	154	54	87	295

Total ending allowance balance	$1,676	$77	$105	$1,858

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016		December 31, 2015
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real Estate:
One to four family	$3,428	$-	$2,967	$-
Multi-family	-	-	-	-
Commercial real estate	970	-	773	-
Construction and land	41	-	259	-
Commercial and industrial	90	-	449	-
Consumer:
Home equity loans and lines of credit	155	-	23	-
Motor vehicle	-	-	-	-
Other	5	-	31	-

Total	$4,689	$-	$4,502	$-

The following table presents the aging of the recorded investment in past due loans as of December 31, 2016 and 2015 by class of loans. Non-accrual loans of $4.7 million and $4.5 million as of December 31, 2016 and 2015 respectively, are included in the tables below and have been categorized based on their payment status (in thousands):

					Purchased
	30-59	60-89	Greater than		Credit-
	Days	Days	89 Days	Total	Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2016
Real Estate:
One to four family	$899	$454	$1,679	$3,032	$1,013	$173,756	$177,801
Multi-family	-	-	-	-	-	6,823	6,823
Commercial real estate	101	-	465	566	858	81,745	83,169
Construction and land	41	-	-	41	-	10,978	11,019
Commercial and industrial	1	47	76	124	-	38,623	38,747
Consumer:				-
Home Equity loans and lines of credit	-	1	155	156	-	10,499	10,655
Motor vehicle	40	15	-	55	-	10,569	10,624
Other	2	20	-	22	1	7,854	7,877

Total	$1,084	$537	$2,375	$3,996	$1,872	$340,847	$346,715

					Purchased
	30-59	60-89	Greater than		Credit-
	Days	Days	89 Days	Total	Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2015
Real Estate:
One to four family	$1,152	$35	$1,226	$2,413	$1,305	$180,895	$184,613
Multi-family	-	-	-	-	-	4,521	4,521
Commercial real estate	44	-	214	258	1,061	61,407	62,726
Construction and land	-	-	-	-	258	6,024	6,282
Commercial and industrial	3	19	362	384	-	31,457	31,841
Consumer:				-			-
Home Equity loans and lines of credit	-	-	23	23	-	8,264	8,287
Motor vehicle	21	1	-	22	4	10,709	10,735
Other	25	2	1	28	12	7,307	7,347

Total	$1,245	$57	$1,826	$3,128	$2,640	$310,584	$316,352

Troubled Debt Restructurings:

As of December 31, 2016, the Company has a recorded investment in three TDRs which totaled $3.2 million. There were $307,000 at December 31, 2015. A less than market rate and extended term was granted as concessions for TDRs. No additional charge-off or provision has been made for the loan relationships. No additional commitments to lend have been made to the borrower.

	TDR's on Non-
December 31, 2016	accrual status	Other TDR's	Total TDR's
(in thousands)
Real Estate:
One to four family	$-	$17	$17
Multi-family	-	-	-
Commercial real estate	166	3,047	3,213
Construction and land	-	-	-
Commercial and industrial	19	-	19
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-

Total	$185	$3,064	$3,249

	TDR's on Non-
December 31, 2015	accrual status	Other TDR's	Total TDR's
(in thousands)
Real Estate:
One to four family	$-	$105	$105
Multi-family	-	-	-
Commercial real estate	183	-	183
Construction and land	-	-	-
Commercial and industrial	19	-	19
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-

Total	$202	$105	$307

The following table presents loans by class modified as troubled debt restructuring that occurred during the years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016			Year Ended December 31, 2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real Estate:
One to four family	1	$17	$17	1	$105	$105
Multi-family	-	-	-	-	-	-
Commercial real estate	1	2,200	2,200	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	1	847	847	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-

Total	3	$3,064	$3,064	1	$105	$105

During the years ending December 31, 2016 and 2015, there were no loans modified as troubled debt restructurings that subsequently defaulted within twelve months following the modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
One to four family	$171,109	$2,167	$4,525	$-	$177,801
Multi-family	6,823	-	-	-	6,823
Commercial real estate	74,267	4,048	4,854	-	83,169
Construction and land	10,826	-	193	-	11,019
Commercial and industrial	36,172	1,802	773	-	38,747
Home equity loans and lines of credit	10,478	6	171	-	10,655
Motor vehicle	10,594	2	28	-	10,624
Other	7,872	-	5	-	7,877

Total	$328,141	$8,025	$10,549	$-	$346,715

		Special
December 31, 2015	Pass	Mention	Substandard	Doubtful	Total
One to four family	$176,824	$2,716	$5,073	$-	$184,613
Multi-family	4,521	-	-	-	4,521
Commercial real estate	60,544	107	2,075	-	62,726
Construction and land	6,023	-	259	-	6,282
Commercial and industrial	30,551	5	1,285	-	31,841
Home equity loans and lines of credit	8,262	-	25	-	8,287
Motor vehicle	10,703	-	32	-	10,735
Other	7,306	8	33	-	7,347

Total	$304,734	$2,836	$8,782	$-	$316,352

At December 31, 2016 and 2015, there were no loans classified in the “loss” category.

There were $1.9 million and $2.6 million PCI loans included in disclosure above at December 31, 2016 and 2015, respectively.

The Company holds purchased loans without evidence of credit quality deterioration. In addition, the Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, which all contractually required payments would not be collected. A summary of non-impaired purchased loans and credit-impaired purchased loans with the carrying amount of those loans is as follows at December 31, 2016 and 2015 (in thousands):

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of December 31, 2016	Loans	Loans
Real Estate:
One to four family	$30,449	$1,013
Multi-family	2,115	-
Commercial real estate	19,278	858
Construction and land	652	-
Commercial and industrial	2,783	-
Consumer:
Home equity loans and lines of credit	1,433	-
Motor vehicle	202	-
Other	706	1
Total	$57,618	$1,872

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of December 31, 2015	Loans	Loans
Real Estate:
One to four family	$37,557	$1,305
Multi-family	2,376	-
Commercial real estate	25,946	1,061
Construction and land	1,058	258
Commercial and industrial	7,122	-
Consumer:
Home equity loans and lines of credit	1,660	-
Motor vehicle	605	4
Other	1,107	12
Total	$77,431	$2,640

For those purchased loans disclosed above, the Company did not have an allowance for loan losses for the years ended December 31, 2016 or 2015.

The following tables present the composition of the acquired loans at December 31, 2016 and 2015 (in thousands):

	Contractual	Remaining	Carrying
As of December 31, 2016	Amount	Discount	Amount
Real Estate:
One to four family	32,006	(544)	31,462
Multi-family	2,129	(14)	2,115
Commercial real estate	20,460	(324)	20,136
Construction and land	656	(4)	652
Commercial and industrial	2,802	(19)	2,783
Consumer:
Home equity loans and lines of credit	1,445	(12)	1,433
Motor vehicle	204	(2)	202
Other	713	(6)	707

Total	$60,415	$(925)	$59,490

	Contractual	Remaining	Carrying
As of December 31, 2015	Amount	Discount	Amount
Real Estate:
One to four family	39,682	(820)	38,862
Multi-family	2,407	(31)	2,376
Commercial real estate	27,636	(629)	27,007
Construction and land	1,333	(17)	1,316
Commercial and industrial	7,243	(121)	7,122
Consumer:
Home equity loans and lines of credit	1,681	(21)	1,660
Motor vehicle	617	(8)	609
Other	1,139	(20)	1,119

Total	$81,738	$(1,667)	$80,071

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of December 31, 2016 and 2015.

(in thousands)	December 31, 2016	December 31, 2015

Carrying amount	$1,872	$2,640
Non-accretable difference	272	349
Accretable yield	146	292
Contractually-required principal and interest payments	$2,290	$3,281

The Company adjusted interest income to recognize $146,000 and $861,000 of accretable yield on credit-impaired purchased loans for the year ended December 31, 2016 and 2015, respectively.

Accretable yield, or income expected to be collected, is as follows:
	2016	2015

Balance at January 1	$292	$1,143
New Loans Purchased	-	10
Accretion of income	(146)	(861)
Reclassifications from nonaccretable difference	-	-
Disposals	-	-
Balance at December 31	$146	$292

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

The Company used the following methods and significant assumptions to estimate fair value:

Securities: The fair values for securities are determined by quoted market prices, if available (Level 1). If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments (Level 2). This includes the use of “matrix pricing” used to value debt securities absent the exclusive use of quoted prices. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3). As of December 31, 2016 and 2015, all securities were classified as a Level 2 fair value.

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

Assets and liabilities measured at fair value on a recurring basis, at December 31, 2016 and 2015, are as follows (in thousands):

		Fair Value Measurements at
		December 31, 2016 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$19,892	$-	$19,892	$-
U.S. Government agencies and sponsored entities	3,463	-	3,463	-
Mortgage backed securities: residential	22,155	-	22,155	-
Collateralized mortgage obligations	5,406	-	5,406	-
SBA loan pools	7,345	-	7,345	-
Total securities	$58,261	$-	$58,261	$-

		Fair Value Measurements at
		December 31, 2015 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$17,960	$-	$17,960	$-
U.S. Government agencies and sponsored entities	9,638	-	9,638	-
Mortgage backed securities: residential	23,371	-	23,371	-
Collateralized mortgage obligations	7,634	-	7,634	-
SBA loan pools	5,372	-	5,372	-
Total securities	$63,975	$-	$63,975	$-

There were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis at December 31, 2016 and 2015 are summarized below (in thousands):

		Fair Value Measurements at
		December 31, 2016 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential real estate, net	$613	$-	$-	$613
Commercial real estate, net	250	-	-	250
Commercial and industrial, net	58	-	-	58

		Fair Value Measurements at
		December 31, 2015 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Commercial real estate, net	$212	$-	$-	$212
Consumer loan HELOC, net	10	-	-	10

		Fair Value Measurements at
		December 31, 2016 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Other real estate owned:
One to four family, net	$268	$-	$-	$268
Commercial real estate, net	8	-	-	8

At December 31, 2016, impaired loans recorded at fair value had a net carrying amount of $921,000, equal to the outstanding balance of $951,000, net of a valuation allowance of $30,000. At December 31, 2015, impaired loans recorded at fair value had a net carrying amount of $222,000, equal to the outstanding balance of $237,000, net of a valuation allowance of $15,000. There were charge-offs in the amount of $130,000 and $252,000 for the years ended December 31, 2016 and 2015, respectively. The charge-offs and change in specific reserve on impaired loans resulted in an increase to the provision for loan losses of $15,000 for the year ended December 31, 2016. The charge-offs and change in specific reserve on impaired loans resulted in an increase to the provision for loan losses of $514,000 for the year ended December 31, 2015.

At December 31, 2016, other real estate owned recorded at fair value had a net carrying amount of $276,000, equal to the outstanding balance of $390,000, net of a valuation allowance of $114,000. There were write-downs of $163,000 for the year ended December 31, 2016. At December 31, 2015, no OREO was recorded at fair value. There were write-downs of $95,400 for the year ended December 31, 2015.

The carrying amounts and estimated fair values of financial instruments, at December 31, 2016 and 2015 are as follows (in thousands):

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
December 31, 2016
Financial assets
Cash and cash equivalents	$24,389	$24,389	$-	$-	$24,389
Interest bearing deposits	1,992	-	1,992	-	1,992
Securities	58,261	-	58,261	-	58,261
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	611	-	611	-	611
Loans, net	343,921	-	-	341,288	341,288
Accrued interest receivable	1,397	-	300	1,097	1,397

Financial liabilities
Deposits	$374,708	$164,914	$179,266	$-	$344,180
Federal Home Loan Bank advances	9,332	5,004	4,454	-	9,458
Subordinated debenture	2,825	-	2,825	-	2,825
Accrued interest payable	52	-	52	-	52

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
December 31, 2015
Financial assets
Cash and cash equivalents	$23,876	$23,876	$-	$-	$23,876
Interest bearing deposits	1,992	-	1,992	-	1,992
Securities	63,975	-	63,975	-	63,975
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	367	-	367	-	367
Loans, net	314,143	-	-	356,337	356,337
Accrued interest receivable	1,340	-	294	1,046	1,340

Financial liabilities
Deposits	$343,130	$184,284	$158,328	$-	$342,612
Federal Home Loan Bank advances	15,803	9,770	10,943	-	20,713
Subordinated debenture	2,761	-	2,761	-	2,761
Accrued interest payable	38	-	38	-	38

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

NOTE 5 - LOAN SERVICING

Mortgage loans serviced for others are not reported as assets. The principal balance of these loans at December 31, 2016 and 2015 were $42.6 million and $39.6 million, respectively. Custodial escrow balances maintained in connection with serviced loans were $191,000 and $140,000 at December 31, 2016 and 2015, respectively.

Activity for loan servicing rights during the period and year ends was as follows (in thousands):

	Years ended
	December 31,
	2016	2015

Beginning of year	$340	$319
Additions	81	83
Amortized to expense	(72)	(62)
End of year	$349	$340

Loan servicing rights are reported as other assets. There was no valuation allowance for servicing rights at December 31, 2016 and 2015. The fair value of servicing rights is estimated to be $381,000 and $389,000 at December 31, 2016 and 2015, respectively. Fair value at December 31, 2016 was determined using a discount rate of 10%, prepayment speeds ranging from 136% to 260%, depending on the stratification of the specific right and a weighted average default rate of 0%. Fair value at December 31, 2015 was determined using a discount rate of 10%, prepayment speeds ranging from 127% to 217%, depending on the stratification of the specific right and a weighted average default rate of 0%.

At December 31, 2016, the weighted average amortization period is 7.1 years.

NOTE 6 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2016 and 2015 were as follows (in thousands):

	December 31,	December 31,
	2016	2015

Land	$2,664	$2,702
Buildings and leasehold improvements	10,727	10,501
Furniture, fixtures, and equipment	2,576	3,053
Automobiles	195	149
	16,162	16,405
Less: Accumulated depreciation	5,047	4,891
	$11,115	$11,514

Depreciation expense was $854,000 and $856,000 for the years ended December 31, 2016 and 2015, respectively.

Operating Leases: The Company leases one branch property and three loan production offices under operating leases. Rent expense was $62,000 and $96,000 for the years ended December 31, 2016 and 2015, respectively. Rent commitments, before considering renewal options that generally are present, were $68,000 for 2017, $54,000 for 2018, and $26,000 per year for 2019, 2020 and 2021.

NOTE 7 - GOODWILL AND INTANGIBLE ASSETS

The change in goodwill during the year is as follows (in thousands):

	Year ended
	December 31,
	2016	2015

Beginning of year	$1,277	$1,082
Acquired goodwill	-	195
Impairment	-	-
End of year	$1,277	$1,277

Goodwill is not amortized but is assessed at least annually for impairment and any such impairment will be recognized in the period identified. Impairment is evaluated using the aggregate of all banking operations as a single reporting unit. At December 31, 2016, the Company had positive equity and the elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired intangible assets were as follows at year-end (in thousands):

	Year ended
	December 31,
	2016		2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangibles	$1,961	$954	$1,961	$607

Aggregate amortization expense was $347,000 for 2016 and $343,000 for 2015. Estimated amortization expense for each of the next five years (in thousands):

2017	$340
2018	334
2019	262
2020	71
2021	-

NOTE 8 - DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2016 and 2015 were $24.5 million and $22.4 million, respectively.

Scheduled maturities of time deposits for the next five years were as follows (in thousands):

December 31,
2016
2017	$97,109
2018	21,697
2019	27,945
2020	16,881
2021	14,943
Total	$178,575

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2016 and 2015, advances from the Federal Home Loan Bank were as follows:

	December 31,	December 31,
	2016	2015

Maturities June 2017 through January 2029, fixed rate at rates from 0.83% to 4.72%, weighted average rate of 1.80% at December 31, 2016 and weighted average rate of 1.52% at December 31, 2015.	$9,332	$15,803

Rates on advances were as follows:

	December 31,	December 31,
	2016	2015

0.00% - 1.75%	$5,000	$9,000
1.76% - 2.75%	2,103	3,240
2.76% - 3.75%	1,973	2,961
3.76% - 4.75%	256	591
5.76% - 6.75%	-	10
6.76% - 7.75%	-	1
	$9,332	$15,803

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by all of the Bank’s one to four family first mortgage loans under a blanket lien arrangement at December 31, 2016 and 2015 and the Company’s FHLB stock. Based on this collateral and the Company’s holdings of FHLB stock, the Bank is eligible to borrow an additional $79.9 million at December 31, 2016.

Payments contractually required over the next five years as of December 31, 2016 (in thousands):

2017	$7,105
2018	1,415
2019	356
2020	90
2021	75
Thereafter	291
Total	$9,332

NOTE 10 - SUBORDINATED DEBENTURES

In December 2006, Town Square Statutory Trust I, a trust formed by the Town Square Financial Corporation, closed a pooled private offering of 4,000 trust preferred securities with a liquidation amount of $1,000 per security. The Company issued $4,124,000 of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $124,000 and is included in other assets. As of December 31, 2016 and 2015, the book value of the Company’s subordinated debt was net of an unaccreted discount of $1.3 million and $1.4 million resulting in an increase in interest expense related to the subordinated debt of $64,000 and $64,000 for the years then ended.

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

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.79% at December 31, 2016.

NOTE 11 - BENEFIT PLANS

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413C and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Funded Status (Market value of plan assets divided by funding target) as of July 1,

	2016*	2015**
Source	Valuation	Valuation
	Report	Report
Bank Plan	105.06%	104.55%

*Market value of plan assets reflects any contributions received through December 31, 2016.

**Market value of plan assets reflects any contributions received through December 31, 2015.

Employer Contributions

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $136.7 million and $159.5 million for the plan years ended June 30, 2016 and June 30, 2015, respectively. The Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The following contributions were paid by the Bank during the fiscal years ended December 31, 2016 and 2015 (in thousands):

December 31,		December 31,
2016		2015
Date Paid	Amount	Date Paid	Amount
12/28/2016	$105	12/16/2015	$99

This plan was “frozen” as of February 1, 2013. The Bank no longer allows new employees to enroll in the plan. Contributions will be limited to sustaining earned participant benefits.

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Expense for the years ended December 31, 2016 and 2015 was $87,000 and $87,000, respectively.

Deferred Compensation Plan: A deferred compensation plan covers certain directors and certain executive officers. Under the plan, the Bank pays each participant, or their beneficiary, the amount of fees deferred plus interest over 20 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans. In January 2003, the Bank adopted a non-contributory retirement plan which provides benefits to certain directors and certain key officers. The Company’s obligations under the plan have been informally funded through the purchase of single premium key man life insurance of which the Company is the beneficiary. The expense incurred for the deferred compensation for the years ended December 31, 2016 and 2015 was $104,000 and $114,000, respectively resulting in a deferred compensation liability of $1.5 million and $1.5 million at December 31, 2016 and 2015, respectively. The cash surrender value of the key man life insurance policies totaled $7.1 million and $6.9 million at December 31, 2016 and 2015, respectively.

NOTE 12 - INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Current expense	$192	$117
Deferred expense	440	854
Federal income tax expense	$632	$971

The following tabulation reconciles the federal statutory tax rate of 34% to the effective rate of taxes provided for income taxes (dollars in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Tax at statutory rate	$825	$1,410
Tax exempt interest	(153)	(143)
Income from company owned life insurance	(61)	(61)
Nondeductible merger expenses	-	39
Bargain purchase gain	-	(325)
Other	21	51
Federal income tax expense	$632	$971

Effective Tax Rate	26.04%	23.41%

The components of the Company’s net deferred tax asset as of December 31, 2016 and 2015 are summarized as follows (in thousands):

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Deferred compensation plan	$404	$399
Deferred loan origination fees	151	119
Allowance for loan losses	799	632
AMT credit carryforward	432	279
Stock based compensation plans	174	169
Basis in other real estate owned	39	-
ESOP compensation expense	56	47
Interest on non-accrual loans	268	228
Purchase accounting fair value adjustments	-	174
Net operating loss carryforward	267	1,021
Unrealized losses on available for sale securities	79	-
Other	23	34
	2,692	3,102

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	496	496
Basis in property and equipment	203	215
Accretion on securities	2	1
Mortgage servicing rights	118	115
Purchase accounting fair value adjustments	77	-
Core deposit intangible	342	460
Unrealized gains on available for sale securities	-	198
	1,238	1,485
Net deferred tax asset	$1,454	$1,617

Management evaluated whether a valuation allowance was necessary based on taxes paid in prior periods and recoverable, projected future income, projected future reversals of deferred tax items, and tax planning strategies. Based on its assessments, management concluded that it was more likely than not that all deferred tax assets could be realized based primarily on current taxes paid and recoverable and projected reversals of deferred tax liabilities, as well as future income. As such, no valuation allowance was recorded as of December 31, 2016 or 2015.

At December 31, 2016, the Company deferred tax assets had net operating loss carryforwards of $787,000 from the Commonwealth acquisition. The deductibility of the net operating loss carryforwards is limited under IRC Sec. 382 and estimated to be $41,000 annually.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before December 31, 2013.

The Company had no unrecognized tax benefits at December 31, 2016 or 2015. No change in unrecognized tax benefits is expected in the next twelve months.

Retained earnings at December 31, 2016 and 2015 included approximately $2.3 million, for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at September 30, 1987, which is the end of the Bank’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2016 and 2015 was approximately $796,000.

NOTE 13 - RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates at December 31, 2016 and 2015 were as follows (in thousands):

	December 31,	December 31,
	2016	2015
Beginning balance	$1,258	$1,504
New loans	111	215
Repayments	(327)	(461)

Ending balance	$1,042	$1,258

Deposits from principal officers, directors, and their affiliates at December 31, 2016 and 2015 were $4.7 million and $4.4 million, respectively.

The Bank purchases office supplies and equipment from a company owned by a director of the Company. Purchases of such supplies and equipment totaled $74,868 in 2016 and $98,033 in 2015.

NOTE 14 - REGULATORY CAPITAL MATTERS

The Bank is subject to regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (OCC). Capital adequacy guidelines and prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0% in 2015 to 2.5% in 2019. The capital conservation buffer for 2016 is 0.625%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2016, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2016 and 2015, the most recent regulatory notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual ratios exceed regulatory thresholds plus the conservation buffer. Actual and required capital amounts and ratios are presented below at December 31, 2016 and 2015 (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Risk-Based Capital
(to Risk-weighted Assets)	$64,925	21.01%	$24,722	8.00%	$30,903	10.00%
Tier I Capital
(to Risk-weighted Assets)	62,513	20.23	18,542	6.00	24,722	8.00
Common Equity
(to Risk-weighted Assets)	62,513	20.23	13,906	4.50	20,087	6.50
Tier I Capital
(to Adjusted Total Assets)	62,513	13.52	18,501	4.00	23,126	5.00

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total Risk-Based Capital
(to Risk-weighted Assets)	$67,705	24.36%	$22,237	8.00%	$27,796	10.00%
Tier I Capital
(to Risk-weighted Assets)	65,816	23.68	16,678	6.00	22,237	8.00
Common Equity
(to Risk-weighted Assets)	65,816	23.68	12,508	4.50	18,067	6.50
Tier I Capital
(to Adjusted Total Assets)	65,816	15.31	17,190	4.00	21,488	5.00

On September 12, 2011, the Company converted from a mutual to a stock institution and a liquidation account was established in the amount of $29.0 million which represented the Association’s retained earnings as of the latest statement of financial condition contained in the conversion prospectus. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts. The liquidation account is reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Company may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. On May 26, 2016, the Office of the Comptroller of the Currency approved a $6.0 million cash dividend from the Bank to the Company for the purpose of stock repurchases and other general corporate purposes. The dividend payment resulted in a reduction to permanent capital of $5.0 million. As of December 31, 2016, the Company could, without prior approval, declare dividends of approximately $1.7 million, plus any 2017 net profits retained to the date of the dividend declaration.

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

The contractual amounts of financial instruments with off-balance-sheet risk at December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016
	Fixed	Variable
	Rate	Rate

Unused lines of credit	$7,110	$14,324
Standby letters of credit	905	-

	December 31, 2015
	Fixed	Variable
	Rate	Rate

Commitments to make loans	$130	$-
Unused lines of credit	6,348	15,090
Standby letters of credit	380	-

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

Compensation expense recognized for the years ended December 31, 2016 and 2015 was $241,000 and $210,000, respectively.

Shares held by the ESOP at December 31, 2016 and 2015 were as follows (dollars in thousands):

	December 31,	December 31,
	2016	2015
Allocated to participants	54,165	42,832
Released, but unallocated	13,501	13,490
Unearned	198,958	212,463

Total ESOP shares	266,624	268,785

Fair value of unearned shares	$3,740	$3,864

NOTE 17 - EARNINGS PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participating rights in undistributed earnings. The factors used in the earnings per share computation follow (dollars in thousands except per share data):

	December 31,	December 31,
	2016	2015
Basic
Net income	$1,795	$3,177
Less: Net income attributable to participating securities	18	58
Net income available to common shareholders	$1,777	$3,119

Weighted average common shares outstanding	3,784,583	3,887,568
Less: Average unallocated ESOP shares	(206,229)	(231,641)
Average participating shares	(36,980)	(70,767)
Average shares	3,541,374	3,585,160

Basic earnings per common share	$0.50	$0.87

Diluted
Net income	$1,777	$3,119

Weighted average common shares outstanding for basic earnings per common share	3,541,374	3,585,160
Add: Dilutive effects of assumed exercises of stock options	22,962	3,838

Average shares and dilutive potential common shares	3,564,336	3,588,998

Diluted earnings per common share	$0.50	$0.87

There were 22,962 potentially dilutive securities outstanding at December 31, 2016. Stock options of 179,900 were considered in computing diluted earnings per common share at December 31, 2016. There were 3,838 potentially dilutive securities outstanding at December 31, 2015. Stock options of 205,500 shares of common stock were considered in computing diluted earnings per common share for December 31, 2015. No shares of stock options were not considered in computing diluted earnings per common share for 2016 and 2015 because they were antidilutive.

NOTE 18 - STOCK BASED COMPENSATION

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

The following table summarizes stock option activity for the year ended December 31, 2016:

		Weighted
		Average
	Options	Exercise Price
Outstanding - January 1, 2016	205,500	$14.93
Granted	-	-
Exercised	(20,700)	15.00
Forfeited	(4,900)	15.00
Outstanding - December 31, 2016	179,900	$14.92

Fully vested and exercisable at December 31, 2016	101,400
Fully vested and exercisable at December 31, 2015	76,200
Expected to vest in future periods	78,500

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. At December 31, 2016, 179,900 options were outstanding and 101,400 options were fully vested and exercisable with intrinsic value of $698,012 and $393,432, respectively. At December 31, 2015, 205,500 options were outstanding and 76,200 options were fully vested and exercisable with aggregate intrinsic value of $446,000 and $165,000, respectively. Stock-based compensation expense for stock options included in salaries and benefits for the year ended December 31, 2016 and 2015 was $86,000 and $136,000, respectively. Total unrecognized compensation cost related to vested and non-vested stock options was $112,000 at December 31, 2016 and is expected to be recognized over a weighted average period of 3.4 years. During the year ended December 31, 2016, the aggregate intrinsic value of the options exercised under the plan was $78,000 determined as of the date of the option exercise.

The following table summarizes non-vested restricted stock activity for the year ended December 31, 2016:

Balance - January 1, 2015	100,624
Granted	-
Forfeited	(13,486)
Vested	(33,191)
Balance - January 1, 2016	53,947
Granted	-
Forfeited	(2,156)
Vested	(21,320)
Balance - December 31, 2016	30,471

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the vested and non-vested restricted stock included in salaries and benefits for the years ended December 31, 2016 and 2015 was $291,000 and $437,000, respectively. Unrecognized compensation expense for vested and non-vested restricted stock awards was $299,000 at December 31, 2016 and is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 19 - HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following balance sheets, statements of income and comprehensive income and statements of cash flows for Poage Bankshares, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

BALANCE SHEETS

December 31, 2016 and 2015

(In thousands)

	December 31,	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$3,845	$2,442
Investment in subsidiary	64,035	67,865
Investment in statutory trust	124	124
ESOP note receivable	2,153	2,263
Other assets	1,539	1,522

Total assets	71,696	74,216

LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities	170	214
Subordinated Debenture	2,825	2,761
Total shareholders' equity	68,701	71,241

Total liabilities and shareholders' equity	$71,696	$74,216

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years ended December 31, 2016 and 2015

(In thousands)

	Year ended	Year ended
	December 31,	December 31,
	2016	2015

Interest income	$79	$77
Dividends from subsidiaries	6,003	3,003
Bargain purchase gain	-	955
Interest expense	169	154
Other expense	890	1,467
Income before income taxes and equity in undistributed income of Subsidiary	5,023	2,414
Income tax benefit	(365)	(483)
Net income before equity in undistributed income of Bank	5,388	2,897
Equity in undistributed income (excess dividends received) from Bank	(3,593)	280

Net income	$1,795	$3,177

Comprehensive income	$1,258	$3,101

STATEMENTS OF CASH FLOWS

Years ended December 31, 2016 and 2015

(In thousands)

	Year ended	Year ended
	December 31,	December 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,795	$3,177
Adjustments to reconcile net income to net cash from operating activities:
Bargain purchase gain	-	(955)
Amortization of fair value related to subordinated debenture	64	64
Deferred income tax benefit	(73)	(1,506)
Equity in undistributed income (excess dividends received) from Bank	3,593	(280)
Share based compensation expense	618	783
(Increase) decrease in other assets	(244)	381
Decrease in other liabilities	(44)	(77)

Net cash from operating activities	5,709	1,587

Cash flows from investing activities:
Investment in subsidiary	-	(839)
Payments received loan to ESOP	110	109

Net cash from (used in) investing activities	110	(730)

Cash flows from financing activities:
Stock repurchases	(3,524)	(2,121)
Proceeds from issuance of common stock, net of costs	-	1,675
Proceeds from exercise of stock options, including tax benefit	108	-
Dividends paid	(1,000)	(840)

Net cash (used in) financing activities	(4,416)	(1,286)

Net decrease in cash and cash equivalents	1,403	(429)
Cash and cash equivalents at beginning of period	2,442	2,871

Cash and cash equivalents at end of period	$3,845	$2,442

NOTE 20 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax for the years ended December 31, 2016 and 2015 (in thousands):

	Unrealized Gains and
	Losses on Available-
	for-Sale Securities
	Year ended	Year ended
	December 31, 2016	December 31, 2015
Beginning balance	$384	$460

Other comprehensive income (loss), net of tax before reclassification	(539)	(67)
Amounts reclassified from accumulated to other comprehensive income for gains (losses) on securities, net of tax of $1 and $5 respectively.	2	(9)
Net current period other comprehensive income (loss)	(537)	(76)
Ending Balance	$(153)	$384

The following is significant amounts reclassified out of each component of accumulated other comprehensive income for the years ending December 31, 2016 and 2015 (in thousands):

Details about	Amount		Affected Line Item
Accumulated Other	Reclassified From		in the Statement
Comprehensive	Accumulated Other		Where Net
Income Components	Comprehensive Income		Income is Presented
	Year ended	Year ended
	December 31, 2016	December 31, 2015

Unrealized gains and losses on available-for-sale securities	$(3)	$14	Net gain (loss) on securities

	$1	$(5)	Tax expense

	$(2)	$9	Net of tax

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2016 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

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

As of December 31, 2016, management assessed the effectiveness of Poage Bankshares’ internal control over financial reporting based upon the framework established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its assessment, management believes that Poage Bankshares’ internal control over financial reporting as of December 31, 2016 is effective using these criteria. This annual report does not include an attestation report of Poage Bankshares’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Poage Bankshares’ registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Poage Bankshares (as a smaller reporting company) to provide only management’s report in this annual report.

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

The information required by Item 10 of Form 10-K appears under the caption “Proposal I—Election of Directors” in the Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders (the “Proxy Statement”) and is hereby incorporated by reference.

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

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets – at December 31, 2016 and 2015

(C) Consolidated Statements of Income – Years ended December 31, 2016 and 2015

(D) Consolidated Statements of Comprehensive Income – Years end December 31, 2016 and 2015

(E) Consolidated Statements of Changes In Shareholders’ Equity – Years ended December 31, 2016 and 2015

(F) Consolidated Statements of Cash Flows – Years ended December 31, 2016 and 2015

(G) Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(b)	Not applicable.

(c)	Not applicable.

(a)(3) Exhibits

3.1	Articles of Incorporation of Poage Bankshares, Inc.*
3.2	Bylaws of Poage Bankshares, Inc.**
4	Form of Common Stock Certificate of Poage Bankshares, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Three Year Change in Control Agreement, dated September 12, 2011, by and between James W. King and Home Federal Savings and Loan Association.*
10.3	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 29, 2003, by and between James W. King and Home Federal Savings and Loan Association.*
10.4	Form of Director Supplemental Retirement Plan Agreement.*
10.5	Form of Executive Supplemental Retirement Plan Agreement.*
10.6	Form of Amendment to the Executive Supplemental Retirement Plan Agreement.*
10.7	Poage Bankshares, Inc. 2014 Equity Incentive Plan***
10.8	Agreement and Plan of Merger, dated as of October 21, 2013, by and among Poage, Bankshares, Inc., Poage Merger Subsidiary, Inc. and Home Federal Savings and Loan Association, and Town Square Financial Corporation and Town Square Bank.****
10.9	Employment Agreement, dated March 18, 2014, by and between Bruce VanHorn and Home Federal Savings and Loan Association *****
10.10	Agreement and Plan of Conversion Merger by and among Poage Bankshares, Inc., Town Square Bank and Commonwealth Bank, F.S.B.******
10.11	Business Loan Agreement Between Poage Bankshares, Inc. and Premier Bank dated June 16, 2016 *******
21	Subsidiaries of registrant
23	Consent of Crowe Horwath LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) the Consolidated Statements of Income for the years ended December 31, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 of Poage Bankshares, Inc. (File No. 333-172192, originally filed with the Securities and Exchange Commission on February 11, 2011, and as subsequently amended).
**	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on August 29, 2013).
***	Incorporated by reference to the Definitive Proxy Statement on Schedule 14A of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on January 1, 2013).
****	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on October 21, 2013).
*****	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on March 18, 2014).
******	Incorporated by reference to the Registration Statement on Form S-1 of Poage Bankshares, Inc. (File No. 333-172192, originally filed with the Securities and Exchange Commission on December 17, 2014, and as subsequently amended).
*******	Incorporated by reference to the Quarterly Report on Form 10-Q of Poage Bankshares, Inc. (File No. 000-35295, filed with the Securities and Exchange Commission on August 10, 2016).

ITEM 16.	FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Poage Bankshares, Inc.

Date: March 27, 2017

/s/ Bruce VanHorn
Bruce VanHorn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Position	Date

By:	/s/ Bruce VanHorn	President, Chief Executive	March 27, 2017
	Bruce VanHorn	Officer and Director
(Principal Executive Officer)

By:	/s/ Jane Gilkerson	Chief Financial Officer	March 27, 2017
	Jane Gilkerson	(Principal Financial and
Accounting Officer)

By:	/s Thomas Burnette	Chairman of the Board	March 27, 2017
Thomas Burnette

By:	/s/ Stephen S. Burchett	Director	March 27, 2017
Stephen S. Burchett

By:	/s/ Everette B. Gevedon	Director	March 27, 2017
Everette B. Gevedon

By:	/s/ Stuart N. Moore	Director	March 27, 2017
Stuart N. Moore

By:	/s/ Charles W. Robinson	Director	March 27, 2017
Charles W. Robinson

By:	/s/ John C. Stewart, Jr.	Director	March 27, 2017
John C. Stewart, Jr.

By:	/s/ Daniel King, III	Director	March 27, 2017
Daniel King, III

