Form 10-Q
period 2017-03-31
Poage Bankshares, Inc.
filed 2017-05-11
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

As of May 11, 2017, the number of shares of the Registrant’s common stock, par value $.01 per share, was 3,677,641.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from financial institutions	$31,867	$24,389
Interest-bearing deposits in other financial institutions	1,992	1,992
Securities available for sale	59,208	58,261
Loans held for sale	441	611
Loans, net of allowance of $2,463 and $2,349	338,160	343,921
Restricted stock, at cost	3,276	3,276
Other real estate owned, net	864	718
Premises and equipment, net	10,997	11,115
Company owned life insurance	7,163	7,121
Accrued interest receivable	1,400	1,397
Goodwill	1,277	1,277
Other intangible assets, net	920	1,006
Deferred tax asset, net	1,306	1,454
Other assets	1,887	1,927
Total assets	$460,758	$458,465

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$53,707	$52,288
Interest bearing	323,247	322,420
Total deposits	376,954	374,708
Federal Home Loan Bank advances	8,794	9,332
Subordinated debenture	2,841	2,825
Accrued interest payable	70	52
Other liabilities	3,258	2,847
Total liabilities	391,917	389,764

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,683,956 and 3,704,704 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	37	37
Additional paid-in-capital	35,322	35,742
Retained earnings	35,306	35,065
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,956)	(1,990)
Accumulated other comprehensive income (loss)	132	(153)
Total shareholders' equity	68,841	68,701
Total liabilities and shareholders' equity	$460,758	$458,465

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	Three months ended
	March 31,
	2017	2016
Interest and dividend income
Loans, including fees	$4,318	$4,318
Taxable securities	224	256
Tax-exempt securities	116	110
Federal funds sold and other	90	50
	4,748	4,734
Interest expense
Deposits	582	472
Federal Home Loan Bank advances and other	84	91
	666	563
Net interest income	4,082	4,171

Provision for loan losses	353	375
Net interest income after provision for loan losses	3,729	3,796

Non-interest income
Service charges on deposits	476	494
Other service charges	15	13
Net gain on disposal of land and equipment	16	92
Loan servicing fees	82	66
Gains on mortgage loans sold, net	17	42
Income from company owned life insurance	42	45
Other	5	6
	653	758
Non-interest expense
Salaries and employee benefits	1,825	1,878
Occupancy and equipment	474	453
Data processing	575	707
Federal deposit insurance	35	64
Loan processing and collection	86	75
Foreclosed assets, net	93	54
Advertising	114	48
Professional fees	79	121
Other taxes	120	108
Director fees and expenses	40	57
Amortization of intangible assets	86	87
Other	248	226
	3,775	3,878
Income before income taxes	607	676
Income tax expense	144	177
Net income	$463	$499
Earnings per common share:
Basic	$0.13	$0.14
Dilutive	0.13	0.14
Dividend per share	$0.06	$0.06

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	Three months ended
	March 31,
	2017	2016

Net income	$463	$499
Other comprehensive income:
Unrealized holding gains on available for sale securities	432	392
Reclassification adjustments for (gains) losses recognized in income	-	-
Net unrealized holding gains on available for sale securities	432	392
Tax effect	(147)	(133)
Other comprehensive income	285	259
Comprehensive income	$748	$758

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands except per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income	Equity
Balances, January 1, 2017	$37	$35,742	$35,065	$(1,990)	$(153)	$68,701
Net income	-	-	463	-	-	463
Stock repurchases, 27,529 shares repurchased	-	(528)	-	-	-	(528)
Dividends paid ($0.06/share)	-	-	(222)	-	-	(222)
ESOP compensation earned	-	32	-	34	-	66
Stock based compensation expense	-	76	-	-	-	76
Other comprehensive income	-	-	-	-	285	285
Balances, March 31, 2017	$37	$35,322	$35,306	$(1,956)	$132	$68,841

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands except per share data)

	Three months ended
	March 31,
	2017	2016
Operating activities:
Net income	$463	$499
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	188	183
Provision for loan losses	353	375
ESOP compensation expense	66	58
Stock based compensation expense	76	148
Gain on sale of premises and equipment	(16)	(92)
Loss on sale and write-downs of other real estate owned	69	8
Amortization of core deposit intangible	86	87
Accretion of fair value adjustments related to loans	(110)	(222)
Accretion of fair value adjustments related to deposits	(16)	(16)
Amortization of fair value related to subordinated debenture	16	16
Net amortization on securities	85	98
Deferred income tax expense	1	140
Net gain on mortgage banking activities	(17)	(42)
Origination of loans held for sale	(1,306)	(1,472)
Proceeds from loans held for sale	1,493	1,536
Increase in cash value of life insurance	(42)	(45)
Change in asset and liabilities, net assets and liabilities acquired:
Accrued interest receivable	(3)	(123)
Other assets	60	272
Accrued interest payable	18	30
Other liabilities	411	588
Net cash provided by operating activities	1,875	2,026

Investing activities:
Securities available for sale:
Proceeds from maturities	140	-
Purchases	(2,497)	(4,046)
Principal payments received	1,757	1,640
Loan originations and principal payments on loans, net	5,056	(11,355)
Proceeds from the sale of other real estate owned	227	69
Proceeds from the sale of premises and equipment	54	-
Purchase of premises and equipment, net	(108)	(33)
Net cash used in investing activities	4,629	(13,725)

Financing activities:
Net change in deposits	2,262	1,696
Proceeds from Federal Home Loan Bank borrowings	-	21,000
Payments on Federal Home Loan Bank borrowings	(538)	(21,767)
Cash dividend paid	(222)	(230)
Stock repurchases	(528)	(1,234)
Net cash provided by financing activities	974	(535)

Net increase (decrease) in cash and cash equivalents	7,478	(12,234)

Cash and cash equivalents at beginning of period	24,389	23,876

Cash and cash equivalents at the end of the period	$31,867	$11,642

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and debt	$648	$533
Other real estate owned acquired in settlement of loans	$442	$425

See notes to unaudited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements of Poage Bankshares, Inc. (the “Company” or “Poage”) and its wholly owned subsidiary Town Square Bank (which was formerly operated under the name “Home Federal Savings and Loan Association”) (the “Bank”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2017 and December 31, 2016 and the results of operations and cash flows for the interim periods ended March 31, 2017 and 2016. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Recently Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU will require recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., Additional Paid-in-Capital pools will be eliminated). The amendments are effective for public companies for annual periods beginning after December 15, 2016. The guidance in the ASU No. 2016-09 was adopted by the Company and did not have a material impact on its consolidated financial statements.

Newly Issued Accounting Standards Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). The ASU may be adopted using either a modified retrospective method or a full retrospective method. Poage intends to adopt the ASU during the first quarter of 2018, as required, using a modified retrospective approach. Poage’s preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material impact on the Company's consolidated financial statements as the majority of its revenue stream is generated from financial instruments which are not within the scope of this ASU. However, Poage is still evaluating the impact for other fee-based income. The FASB continues to release new accounting guidance related to the adoption of this ASU and the results of Poage's materiality analysis may change based on conclusions reached as to the application of this new guidance.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases guidance requiring the recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for most leases. The guidance becomes effective for us on January 1, 2019.  The Company leases two facilities. Upon adoption of this standard, an asset will be recorded to recognize the right of the Company to use the leased facilities and a liability will be recorded representing the obligation to make all future lease payments on those facilities. Management is currently evaluating the impact of the new guidance on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (the ASU), which introduces the current expected credit losses methodology. Among other things, the ASU requires the measurement of all expected credit losses for financial assets, including loans and available-for-sale debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the loan's entire life. ASU 2016-13 also requires the allowance for credit losses for purchased financial assets with credit deterioration since origination to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as credit loss expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2019. Early application will be permitted for fiscal years beginning after December 15, 2018. Poage is currently assessing the impact of the new guidance on its consolidated financial statements. Upon adoption, an initial increase in the allowance for loan losses is currently anticipated by management along with a corresponding decrease in capital as permitted by the standard.

In January 2017, FASB issued ASU 2017-4, Intangible—Goodwill and Other (Topic 350), to simplify accounting for goodwill impairment. The new guidance will simplify financial reporting because it eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. The revised guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. Poage is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fee and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer. The amendments requires the premium for certain callable debt securities to be amortized to the earliest call date. The amendments are effective for public companies for annual periods beginning after December 15, 2019. The adoption of ASU No. 2017-08 is not expected to have a material effect on the Company’s operating results or financial condition.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at March 31, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017
States and political subdivisions	$19,553	$348	$(85)	$19,816
U.S. Government agencies and sponsored entities	3,500	-	(66)	3,434
Government sponsored entities residential mortgage-backed:
FHLMC	11,143	88	(33)	11,198
FNMA	11,453	47	(30)	11,470
Collateralized mortgage obligations	6,128	-	(70)	6,058
SBA loan pools	7,232	23	(23)	7,232
Total securities	$59,009	$506	$(307)	$59,208

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
States and political subdivisions	$19,785	$291	$(184)	$19,892
U.S. Government agencies and sponsored entities	3,500	-	(37)	3,463
Government sponsored entities residential mortgage-backed:
FHLMC	10,954	29	(88)	10,895
FNMA	11,349	19	(108)	11,260
Collateralized mortgage obligations	5,495	-	(89)	5,406
SBA loan pools	7,411	9	(75)	7,345
Total securities	$58,494	$348	$(581)	$58,261

There were no proceeds from sales and calls of securities for the three months ended March 31, 2017 and 2016.

The amortized cost and fair value of the securities portfolio at March 31, 2017 are shown in the following table by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	March 31,
	2017
	Amortized	Fair
	Cost	Value

Within one year	$1,532	$1,541
One to five years	9,856	9,871
Five to ten years	8,565	8,727
Beyond ten years	3,100	3,111
Mortgage-backed securities and collateralized mortgage obligations	28,724	28,726
SBA loan pools	7,232	7,232
Total	$59,009	$59,208

The following table summarizes the securities with unrealized losses at March 31, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2017
States and political subdivisions	$5,496	$(85)	$-	$-	$5,496	$(85)
U.S. Government agencies and sponsored entities	3,434	(66)	-	-	3,434	(66)
Government sponsored entities residential mortgage backed:
FHLMC	4,253	(33)	-	-	4,253	(33)
FNMA	4,608	(30)	-	-	4,608	(30)
Collateralized mortgage obligations	6,058	(70)	-	-	6,058	(70)
SBA loan pools	3,849	(23)	-	-	3,849	(23)
Total available-for-sale securities	$27,698	$(307)	$-	$-	$27,698	$(307)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
States and political subdivisions	$6,952	$(184)	$296	$-	$7,248	$(184)
U.S. Government agencies and sponsored entities	3,463	(37)	-	-	3,463	(37)
Government sponsored entities residential mortgage backed:
FHLMC	6,479	(88)	-	-	6,479	(88)
FNMA	6,930	(108)	-	-	6,930	(108)
Collateralized mortgage obligations	2,671	(33)	2,735	(56)	5,406	(89)
SBA loan pools	5,865	(75)	-	-	5,865	(75)
Total available-for-sale securities	$32,360	$(525)	$3,031	$(56)	$35,391	$(581)

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

NOTE 3 – LOANS

Loans at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31,	December 31,
	2017	2016
Real estate:
One to four family	$175,745	$177,801
Multi-family	7,125	6,823
Commercial real estate	81,894	83,169
Construction and land	9,074	11,019
	273,838	278,812

Commercial and industrial	38,483	38,747

Consumer
Home equity loans and lines of credit	10,521	10,655
Motor vehicle	10,442	10,624
Other	7,781	7,877
	28,744	29,156

Total	341,065	346,715
Less: Net deferred loan fees	442	445
Allowance for loan losses	2,463	2,349
	$338,160	$343,921

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2017 and December 31, 2016. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

March 31, 2017
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$157	$-	$1,878	$2,035	$7,363	$1,852	$264,623	$273,838
Commercial and industrial	6	-	225	$231	92	-	38,391	38,483
Consumer	-	-	197	$197	39	-	28,705	28,744
Unallocated	-	-	-	-	-	-	-	-
Total	$163	$-	$2,300	$2,463	$7,494	$1,852	$331,719	$341,065

December 31, 2016
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total
Real estate	$23	$-	$1,923	$1,946	$4,844	$1,871	$272,097	$278,812
Commercial and industrial	7	-	211	218	89	-	38,658	38,747
Consumer	-	-	185	185	40	1	29,115	29,156
Unallocated	-	-	-	-	-	-	-	-
Total	$30	$-	$2,319	$2,349	$4,973	$1,872	$339,870	$346,715

The following table presents information related to impaired loans by class of loans as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Real Estate:
One to four family	$2,015	$2,002	$-	$883	$883	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	4,777	4,723	-	3,780	3,726	-
Construction and land	191	191	-	193	193	-
Commercial and industrial	274	86	-	270	82	-
Consumer:
Home equity and lines of credit	39	39	-	40	40	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$7,296	$7,041	$-	$5,166	$4,924	$-

With an allowance recorded:
Real Estate:
One to four family	$604	$447	$157	$42	$42	$23
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	6	6	6	7	7	7
Consumer:
Home equity and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	610	453	163	49	49	30
Total	$7,906	$7,494	$163	$5,215	$4,973	$30

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality. For purposes of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following tables present the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31, 2017			Three months ended March 31, 2016
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Real Estate:
One to four family	$1,614	$14	$-	$913	$2	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	3,325	36	-	448	-	-
Construction and land	119	1	-	-	-	-
Commercial and industrial	219	-	-	161	-	-
Consumer:
Home equity and lines of credit	33	-	-	23	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$5,310	$51	$-	$1,545	$2	$-

The following tables set forth an analysis of our allowance for loan losses for the three months ended March 31, 2017 and 2016 (in thousands):

Three months ended		Commercial
March 31, 2017	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,946	$218	$185	$-	$2,349
Provision for loan losses	284	20	49	-	353
Loans charged-off	(198)	(21)	(55)	-	(274)
Recoveries	3	14	18	-	35
Total ending allowance balance	$2,035	$231	$197	$-	$2,463

Three months ended		Commercial
March 31, 2016	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,676	$77	$105	$-	$1,858
Provision for loan losses	298	11	66	-	375
Loans charged-off	(73)	-	(70)	-	(143)
Recoveries	3	5	37	-	45
Total ending allowance balance	$1,904	$93	$138	$-	$2,135

Nonaccrual loans, and loans past due 90 days still on accrual status, consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual status, by class of loans, as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$2,847	$-	$3,428	$-
Multi-family	-	-	-	-
Commercial real estate	2,086	-	970	-
Construction and land	92	-	41	-
Commercial and industrial	98	-	90	-
Consumer:
Home equity loans and lines of credit	149	-	155	-
Motor vehicle	10	-	-	-
Other	7	-	5	-
Total	$5,289	$-	$4,689	$-

The following tables present the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016 by class of loans. Non-accrual loans of $5.3 million as of March 31, 2017 and $4.7 million at December 31, 2016 are included in the tables below and have been categorized based on their payment status (in thousands):

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
March 31, 2017
Real estate:
One to four family	$2,820	$345	$906	$4,071	$1,004	$170,670	$175,745
Multi-family	-	-	-	-	-	7,125	7,125
Commercial real estate	845	358	1,756	2,959	848	78,087	81,894
Construction and land	191	-	52	243	-	8,831	9,074
Commercial and industrial	24	67	63	154	-	38,329	38,483
Consumer:
Home equity loans and lines of credit	-	-	149	149	-	10,372	10,521
Motor vehicle	45	4	-	49	-	10,393	10,442
Other	28	11	4	43	-	7,738	7,781
Total	$3,953	$785	$2,930	$7,668	$1,852	$331,545	$341,065

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2016
Real estate:
One to four family	$899	$454	$1,679	$3,032	$1,013	$173,756	$177,801
Multi-family	-	-	-	-	-	6,823	6,823
Commercial real estate	101	-	465	566	858	81,745	83,169
Construction and land	41	-	-	41	-	10,978	11,019
Commercial and industrial	1	47	76	124	-	38,623	38,747
Consumer:
Home equity loans and lines of credit	-	1	155	156	-	10,499	10,655
Motor vehicle	40	15	-	55	-	10,569	10,624
Other	2	20	-	22	1	7,854	7,877
Total	$1,084	$537	$2,375	$3,996	$1,872	$340,847	$346,715

Troubled Debt Restructurings:

As of March 31, 2017, the Company had a recorded investment in four TDRs which totaled $3.2 million. There were three TDRs which totaled $3.2 million at December 31, 2016. A less than market rate and extended term was granted as concessions for TDRs. No additional charge-off has been made for the loan relationships. A provision of $23,000 was made during the three months ended March 31, 2017 for the loan relationships. No additional commitments to lend have been made to the borrower.

March 31, 2017	TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$114	$17	$131
Multi-family	-	-	-
Commercial real estate	-	3,044	3,044
Construction and land	-	-	-
Commercial and industrial	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$114	$3,061	$3,175

December 31, 2016	TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$-	$17	$17
Multi-family	-	-	-
Commercial real estate	166	3,047	3,213
Construction and land	-	-	-
Commercial and industrial	19	-	19
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$185	$3,064	$3,249

The following table presents TDRs that occurred during the three months ended March 31, 2017 and March 31, 2016 (dollars in thousands):

	Three months ended March 31, 2017			Three months ended March 31, 2016
Loan Class	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real Estate:
One to four family	1	$114	$114	-	$-	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	1	$114	$114	-	$-	$-

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
March 31, 2017	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$167,948	$2,310	$5,487	$-	$-	$175,745
Multi-family	7,125	-	-	-	-	7,125
Commercial real estate	72,624	3,169	6,101	-	-	81,894
Construction and land	8,883	-	191	-	-	9,074
Commercial and industrial	35,497	1,625	1,361	-	-	38,483
Home equity loans and lines of credit	10,271	36	214	-	-	10,521
Motor vehicle	10,411	2	29	-	-	10,442
Other	7,768	10	3	-	-	7,781
Total	$320,527	$7,152	$13,386	$-	$-	$341,065

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$171,109	$2,167	$4,525	$-	$-	$177,801
Multi-family	6,823	-	-	-	-	6,823
Commercial real estate	74,267	4,048	4,854	-	-	83,169
Construction and land	10,826	-	193	-	-	11,019
Commercial and industrial	36,172	1,802	773	-	-	38,747
Home equity loans and lines of credit	10,478	6	171	-	-	10,655
Motor vehicle	10,594	2	28	-	-	10,624
Other	7,872	-	5	-	-	7,877
Total	$328,141	$8,025	$10,549	$-	$-	$346,715

There were $1.8 million and $1.9 million purchased credit impaired (“PCI”) loans included in substandard loans at March 31, 2017 and December 31, 2016, respectively.

The Company holds purchased loans without evidence of credit quality deterioration. In addition, the Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable that all contractually required payments would not be collected. A summary of non-impaired purchased loans and credit-impaired purchased loans with the carrying amount of those loans is as follows at March 31, 2017 and December 31, 2016 (in thousands):

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of March 31, 2017	Loans	Loans
Real estate:
One to four family	$29,177	$1,004
Multi-family	2,079	-
Commercial real estate	18,282	848
Construction and land	625	-
Commercial and industrial	2,507	-
Consumer loans:
Home equity loans and lines of credit	1,359	-
Motor vehicle	127	-
Other	629	-
Total loans	$54,785	$1,852

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of December 31, 2016	Loans	Loans
Real estate:
One to four family	$30,449	$1,013
Multi-family	2,115	-
Commercial real estate	19,278	858
Construction and land	652	-
Commercial and industrial	2,783	-
Consumer loans:
Home equity loans and lines of credit	1,433	-
Motor vehicle	202	-
Other	706	1
Total loans	$57,618	$1,872

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three months ended March 31, 2017 or March 31, 2016.

The following table presents the composition of the acquired loans at March 31, 2017:

As of March 31, 2017
	Contractual	Remaining	Carrying
(in thousands)	Amount	Discount	Amount
Real estate:
One to four family	$30,672	$(491)	$30,181
Multi-family	2,090	(11)	2,079
Commercial real estate	19,412	(282)	19,130
Construction and land	628	(3)	625
Commercial and industrial	2,520	(13)	2,507
Consumer loans:
Home equity loans and lines of credit	1,368	(9)	1,359
Motor vehicle	128	(1)	127
Other	634	(5)	629
Total loans	$57,452	$(815)	$56,637

The following tables presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of March 31, 2017 and December 31, 2016.

(in thousands)	March 31, 2017	December 31, 2016

Carrying amount	$1,852	$1,872
Non-accretable difference	270	272
Accretable yield	134	146
Contractually-required principal and interest payments	$2,256	$2,290

The Company adjusted interest income to recognize $12,000, and $67,000 of accretable yield on credit-impaired purchased loans for the three months ended March 31, 2017 and 2016, respectively.

Accretable yield, or income expected to be collected, is as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	2017	2016

Balance at January 1,	$146	$292
New Loans Purchased	-	-
Accretion of income	(12)	(67)
Reclassifications from nonaccretable difference	-	-
Disposals	-	-
Balance at March 31,	$134	$225

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES

Advances from the FHLB at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016

Maturities June 2017 through January 2029, fixed rate at rates from 0.83% to 4.27%, weighted average rate of 1.73% at March 31, 2017 and 1.80% at December 31, 2016	$8,794	$9,332

Payments contractually required over the next five years are as follows as of March 31, 2017 (in thousands):

March 31,
2018	$6,921
2019	1,209
2020	223
2021	88
2022	74
Thereafter	279
Total	$8,794

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

Other Real Estate Owned : Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, an impairment loss is recognized.

Assets and liabilities measured at fair value on a recurring basis, at March 31, 2017 and December 31, 2016, are as follows (in thousands):

	Fair Value Measurements at
	March 31, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$19,816	$-	$19,816	$-
U.S. Government agencies and sponsored entities	3,434	-	3,434	-
Mortgage backed securities: residential	22,668	-	22,668	-
Collateralized mortgage obligations	6,058	-	6,058	-
SBA loan pools	7,232	-	7,232	-
Total securities	$59,208	$-	$59,208	$-

	Fair Value Measurements at
	December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$19,892	$-	$19,892	$-
U.S. Government agencies and sponsored entities	3,463	-	3,463	-
Mortgage backed securities: residential	22,155	-	22,155	-
Collateralized mortgage obligations	5,406	-	5,406	-
SBA loan pools	7,345	-	7,345	-
Total securities	$58,261	$-	$58,261	$-

There were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016 are summarized below (in thousands):

	Fair Value Measurements at
	March 31, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans
Residential real estate, net	$307	$-	$-	$307
Commercial real estate, net	250	-	-	250
Commercial and industrial, net	58	-	-	58

Other real estate owned
One to four family, net	$241	$-	$-	$241

	Fair Value Measurements at
	December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Residential real estate, net	$613	$-	$-	$613
Commercial real estate, net	250	-	-	250
Commercial and industrial, net	58	-	-	58

Other real estate owned
One to four family, net	$268	$-	$-	$268
Commercial real estate, net	8	-	-	8

Commercial and residential real estate properties classified as OREO are measured at fair value, less estimated costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Appraisals for real estate properties classified as other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank’s management. The appraisal values are discounted to allow for selling expenses and fees, and the discounts range from 5% to 10%.

At March 31, 2017, impaired loans recorded at fair value had a net carrying amount of $615,000 equal to the outstanding balance of $778,000, net of a valuation allowance of $163,000. At December 31, 2016, impaired loans recorded at fair value had a net carrying amount of $921,000 equal to the outstanding balance of $951,000, net of a valuation allowance of $30,000. There were charge-offs of $13,000 for the three months March 31, 2017. There were no charge-offs for the three months ended March 31, 2016.

At March 31, 2017, other real estate owned recorded at fair value had a net carrying amount of $241,000 equal to the outstanding balance of $323,000, net of a valuation allowance of $82,000. There were $10,000 in write-downs for the three months ended March 31, 2017. There were no write-downs for the three months ended March 31, 2016. At December 31, 2016, other real estate owned recorded at fair value had a net carrying amount of $276,000, equal to the outstanding balance of $390,000, net of a valuation allowance of $114,000.

The carrying amounts and estimated fair values of financial instruments at March 31, 2017 and December 31, 2016 are as follows (in thousands):

		Fair Value Measurements
	Carrying
March 31, 2017	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$31,867	$31,867	$-	$-	$31,867
Interest-bearing deposits	1,992	-	1,992	-	1,992
Securities	59,208	-	59,208	-	59,208
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	441	-	441	-	441
Loans, net	338,160	-	-	342,319	342,319
Accrued interest receivable	1,400	-	324	1,076	1,400

Financial liabilities
Deposits	$376,954	$189,681	$171,505	$-	$361,186
Federal Home Loan Bank advances	8,794	4,930	3,824	-	8,754
Subordinated debenture	2,841	-	2,841	-	2,841
Accrued interest payable	70	-	70	-	70

		Fair Value Measurements
	Carrying
December 31, 2016	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$24,389	$24,389	$-	$-	$24,389
Interest bearing deposits	1,992	-	1,992	-	1,992
Securities	58,261	-	58,261	-	58,261
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	611	-	611	-	611
Loans, net	343,921	-	-	341,288	341,288
Accrued interest receivable	1,397	-	300	1,097	1,397

Financial liabilities
Deposits	$374,708	$164,914	$179,266	$-	$344,180
Federal Home Loan Bank advances	9,332	5,004	4,454	-	9,458
Subordinated debenture	2,825	-	2,825	-	2,825
Accrued interest payable	52	-	52	-	52

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

There were no contributions to the ESOP for the three months ended March 31, 2017 and 2016.

Shares held by the ESOP at March 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

	March 31,	December 31,
	2017	2016
Allocated to participants	54,165	54,165
Released, but unallocated	16,885	13,501
Unearned	195,574	198,958
Total ESOP shares	266,624	266,624

Fair value of unearned shares	$3,814	$3,740

NOTE 7 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three months ended March 31, 2017 and 2016, were as follows (dollar amounts in thousands, except per share data):

	Three months ended
	March 31,
	2017	2016
Basic
Net income	$463	$499
Less: Earnings allocated to participating securities	4	12
Net income available to common shareholders	$459	$487

Weighted average common shares outstanding	3,697,374	3,847,409
Less: Average unallocated ESOP shares	197,792	211,302
Average participating shares	30,471	50,976
Average shares	3,469,111	3,585,131

Basic earnings per common share	$0.13	$0.14

Diluted
Net income available to common shareholders	$459	$487

Weighted average common shares outstanding for basic earnings per common share	3,469,111	3,585,131
Add: Dilutive effects of assumed exercises of stock options	31,657	17,091
Average shares and dilutive potential common shares	3,500,768	3,602,222

Diluted earnings per common share	$0.13	$0.14

There were 31,657 potentially dilutive securities outstanding at March 31, 2017. Stock options of 149,900 were considered in computing diluted earnings per common share for the three months ended March 31, 2017. There were 17,091 potentially dilutive securities outstanding at March 31, 2016. Stock options of 205,500 shares of common stock were considered in computing diluted earnings per common share for the three months ended March 31, 2016. All shares of stock options were considered in computing diluted earnings per common share for the three months ended March 31, 2017 and 2016.

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

The following table summarizes stock option activity for the three months ended March 31, 2017:

		Weighted Average
	Options	Exercise Price

Outstanding -December 31, 2016	179,900	$14.92
Granted	-	-
Exercised and settled	(30,000)	14.99
Forfeited	-	-
Outstanding -March 31, 2017	149,900	$14.91

Fully vested and exercisable at March 31, 2017	75,400
Fully vested and exercisable at December 31, 2016	101,400
Expected to vest in future periods	74,500

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. At March 31, 2017, 149,900 options were outstanding and 75,400 options were fully vested and exercisable with intrinsic value of $688,000 and $346,000, respectively. At December 31, 2016, 179,900 options were outstanding and 101,400 options were fully vested and exercisable with intrinsic value of $698,000 and $393,000, respectively.

During the three months ended March 31, 2017, 4,000 options vested. Stock-based compensation expense for stock options included in salaries and benefits for the three months ended March 31, 2017 and 2016 was $18,000 and $31,000, respectively. Total unrecognized compensation cost related to non-vested stock options was $94,000 at March 31, 2017 and $112,000 at December 31, 2016 and is expected to be recognized over a period of 3.2 years. During the three months ended March 31, 2017, the aggregate intrinsic value of the options exercised under the plan was $132,000 determined as of the date of the option exercise.

The following table summarizes non-vested restricted stock activity for the three months ended March 31, 2017:

Balance -December 31, 2016	30,471
Granted	-
Forfeited	-
Vested	-
Balance -March 31, 2017	30,471

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three months ended March 31, 2017 and 2016 was $58,000 and $117,000, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $241,000 at March 31, 2017 and $299,000 at December 31, 2016 and is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table is changes in Accumulated Other Comprehensive Income by component, net of tax, for the three months ended March 31, 2017 and 2016 (in thousands):

	Unrealized Gains and Losses on Available- for-Sale Securities
	Three months ended
	March 31,
	2017	2016
Beginning balance	$(153)	$384

Other comprehensive income, net of tax before reclassification	285	259

Amounts reclassified from accumulated other comprehensive income for gains on sale of securities, net of tax expense of $0 and $0, respectively	-	-

Net current period other comprehensive income	285	259

Ending Balance	$132	$643

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Poage Bankshares, Inc. for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

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

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

>	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;

>	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

>	significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;

>	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

>	our ability to successfully enhance and maintain internal controls;

>	competition among depository and other financial institutions;

>	our success in increasing our commercial business and commercial real estate loans;

>	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending;

>	our success in introducing new financial products;

>	our ability to attract and maintain deposits;

>	decreases in our asset quality;

>	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

>	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

>	changes in consumer spending, borrowing and savings habits;

>	declines in the yield on our assets resulting from the current low interest rate environment;

>	risks related to a high concentration of loans secured by real estate located in our market area;

>	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

>	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

>	changes in the level of government support of housing finance;

>	our ability to enter new markets successfully and capitalize on growth opportunities

>	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

>	changes in our organization, compensation and benefit plans and our ability to retain key members of our senior management team;

>	loan delinquencies and changes in the underlying cash flows of our borrowers;

>	the failure or security breaches of computer systems on which we depend;

>	the ability of key third-party providers to perform their obligations to us; and

>	changes in the financial condition or future prospects of issuers of securities that we own.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

At March 31, 2017, total assets were $460.8 million, an increase of $2.3 million, or 0.5%, from $458.5 million at December 31, 2016. The increase was attributed to growth in deposits during the quarter attributable to our customer acquisition and growth program. This program includes direct mail marketing targeting non-customers, both business and personal, in the markets served by the Bank.

Cash and Cash equivalents increased by $7.5 million, or 30.7%, to $31.9 million at March 31, 2017 from $24.4 million at December 31, 2016. The increase in cash was primarily attributable to deposit growth of $2.2 million combined with a decrease of $4.9 million in real estate secured loans.

Loans held for sale decreased $170,000, or 27.8%, to $441,000 at March 31, 2017 from $611,000 at December 31, 2016 due to a decrease in secondary market mortgage lending activity.

Loans, net, decreased $5.8 million, or 1.7%, to $338.2 million at March 31, 2017 from $343.9 million at December 31, 2016. The decrease was primarily attributable to a decrease in one to four family, commercial real estate and construction loans. Non-performing loans increased $600,000, or 12.8%, to $5.3 million at March 31, 2017 from $4.7 million at December 31, 2016.

Securities available for sale increased by $947,000, or 1.6%, to $59.2 million at March 31, 2017 from $58.3 million at December 31, 2016. This increase is primarily due to $2.5 million in purchases and an increase of $432,000 in unrealized gain on securities held for sale, offset by maturities and principal payments of $1.9 million.

Deposits increased $2.2 million, or 0.6%, to $376.9 million at March 31, 2017 from $374.7 million at December 31, 2016. The increase was attributable to an increase in non-interest bearing accounts, savings accounts and money market accounts of $9.3 million, offset by a decrease in certificates of deposits of $7.1 million which included the maturity of $4.0 million in short-term non-brokered deposits acquired in the national market.

Federal Home Loan Bank advances decreased $538,000, or 5.8%, to $8.8 million at March 31, 2017 from $9.3 million at December 31, 2016. This decrease in borrowings was due to payments on amortizing advances.

Other borrowings increased by $16,000, or 0.6%, and remained unchanged at $2.8 million at March 31, 2017 and at December 31, 2016 due to the amortization of the fair value related to the subordinated debenture assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of 4,124 trust preferred securities with a liquidation amount of $1,000 per security. The subordinated debt of $2.8 million is shown as a liability because the Company is not considered the primary beneficiary of the Trust. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 2.96% at March 31, 2017.

Total shareholders’ equity increased by $140,000, or 0.2%, to $68.8 million at March 31, 2017 from $68.7 million at December 31, 2016. The increase resulted from net income of $463,000, an increase in accumulated other comprehensive income of $285,000 and an increase in additional paid-in capital of $140,000 related to the stock based compensation plans, offset by the repurchase of common stock totaling $528,000 and the payment of cash dividends totaling $222,000.

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

	For the Three Months Ended March 31,
	2017			2016
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$342,458	$4,318	5.11%	$320,160	$4,318	5.42%
Investment securities	58,947	340	2.34%	65,043	366	2.26%
FHLB stock	3,036	34	4.54%	3,036	30	3.97%
Other interest-earning assets	29,392	56	0.77%	14,687	20	0.55%
Total interest-earning assets	433,833	4,748	4.44%	402,926	4,734	4.73%

Noninterest-earning assets	25,517			27,014
Total assets	459,350			429,940

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	146,888	90	0.25%	136,028	60	0.18%
Certificates of deposit	176,454	492	1.13%	159,632	412	1.04%
Total interest bearing deposits	323,342	582	0.73%	295,660	472	0.64%

FHLB advances	8,936	39	1.77%	10,974	51	1.87%
Subordinated debenture	2,832	45	6.44%	2,768	40	5.81%
Total borrowings	11,768	84	2.89%	13,742	91	2.66%

Total interest bearing liabilities	335,110	666	0.81%	309,402	563	0.73%

Non-interest bearing liabilities:
Non-interest bearing deposits	52,118			47,581
Accrued interest payable	130			116
Other liabilities	2,895			2,253
Total non-interest bearing liabilities	55,143			49,950
Total liabilities	390,253			359,352

Total equity	69,097			70,588
Total liabilities and equity	459,350			429,940

Net interest income		4,082			4,171
Interest rate spread			3.63%			4.00%
Net interest margin			3.82%			4.16%
Average interest-earning assets to average interest-bearing liabilities			129.46%			130.23%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At March 31, 2017, we had $8.8 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $76.2 million.

Poage Bankshares, Inc. is a separate legal entity from Town Square Bank and must provide its own liquidity to pay dividends, repurchase stock and to fund other general corporate activities. Poage Bankshares, Inc.’s primary source of liquidity is dividend payments from Town Square Bank. The ability of Town Square Bank to pay dividends is subject to regulatory requirements. At March 31, 2017, Poage Bankshares, Inc. (on an unconsolidated basis) had liquid assets of $2.9 million.

On June 16, 2016, Poage Bankshares, Inc. executed a $2.0 million commercial line of credit secured with Town Square Bank common stock, with an unaffiliated lender. The initial variable interest rate on the line of credit is 4.00% with an interest rate equal to the Wall Street Prime plus 0.50%. The line of credit matures June 16, 2018. The line of credit will be used for general working capital purposes. At March 31, 2017, we had $2.0 million available on the line of credit.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company. At March 31, 2017, the actual capital conservation buffer for Town Square Bank was 13.47% compared to the capital conservation buffer requirement of 1.25%.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

As of March 31, 2017, the capital of the Town Square Bank exceeded all required regulatory guidelines and Town Square Bank was categorized as well-capitalized.

The following table reflects the Bank’s current regulatory capital levels in more detail, including comparisons to the regulatory minimums at March 31, 2017 and December 31, 2016 (in thousands).

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-weighted Assets)	$65,597	21.48%	$24,431	8.00%	$30,539	10.00%
Tier I Capital
(to Risk-weighted Assets)	63,060	20.65	18,324	6.00	24,431	8.00
Common Equity
(to Risk-weighted Assets)	63,060	20.65	13,743	4.50	19,850	6.50
Tier I Capital
(to Adjusted Total Assets)	63,060	13.79	18,293	4.00	22,866	5.00

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-weighted Assets)	$64,925	21.01%	$24,722	8.00%	$30,903	10.00%
Tier I Capital
(to Risk-weighted Assets)	62,513	20.23	18,542	6.00	24,722	8.00
Common Equity
(to Risk-weighted Assets)	62,513	20.23	13,906	4.50	20,087	6.50
Tier I Capital
(to Adjusted Total Assets)	62,513	13.52	18,501	4.00	23,126	5.00

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

Comparison of Operating Results for the Three Months Ended March 31, 2017 and March 31, 2016

General. Net income for the three months ended March 31, 2017 decreased $36,000, or 7.2%, to $463,000 from net income of $499,000 for the three months ended March 31, 2016. The decrease in net income is attributable to a decrease in net interest income of $89,000 to $4.1 million for the three months ended March 31, 2017 from $4.2 million for the three months ended March 31, 2016 and a decrease in non-interest income of $13,000 to $653,000 for the three months ended March 31, 2017 from $666,000 for the three months ended March 31, 2016. The decreases in income are offset by a decrease of $22,000 in the provision for loan losses to $353,000 for the three months ended March 31, 2017 from $375,000 for the three months ended March 31, 2016, a decrease in non-interest expense of $11,000 to remain unchanged at $3.8 million for the three months ended March 31, 2017 and 2016, and a decrease of $33,000 in income taxes to $144,000 for the three months ended March 31, 2017 compared to $177,000 for the three months ended March 31, 2016.

Interest Income. Interest income increased $14,000, or 0.3%, to remain constant at $4.7 million for the three months ended March 31, 2017 and 2016. The average balance of interest-earning assets increased $30.9 million, or 7.7%, to $433.8 million from $402.9 million. The increase is primarily attributable to growth in commercial real estate, construction loans and commercial and industrial loans.

Interest income on loans remained unchanged at $4.3 million for the three months ended March 31, 2017 and 2016. The average yields on loans decreased 31 basis points to 5.11% for the three months ended March 31, 2017 compared to 5.42% for the three months ended March 31, 2016. The average balance of loans increased $22.3 million, or 7.0%, to $342.5 million for the three months ended March 31, 2017 from $320.2 million for the three months ended March 31, 2016. The decrease of $112,000, or 50.4%, from $222,000 for the three months ended March 31, 2016 in income recognized from purchase discounts attributable to the Town Square and Commonwealth acquisitions to $110,000 for the three months ended March 31, 2017 contributed to the decrease in the average yields on loans. Interest income on investment securities decreased $26,000, or 7.1%, to $340,000 for the three months ended March 31, 2017 from $366,000 for the three months ended March 31, 2016. The average yield on securities increased 8 basis points to 2.34% for the three months ended March 31, 2017, compared to 2.26% for the three months ended March 31, 2016. The average balance of investment securities decreased $6.1 million, or 9.4%, to $58.9 million for the three months ended March 31, 2017 from $65.0 million for the three months ended March 31, 2016.

Interest income on FHLB stock increase $4,000 to $34,000 for the three months ended March 31, 2017 from $30,000 for the three months ended March 31, 2016. The average yield on FHLB stock increased 57 basis points to 4.54% for the three months ended March 31, 2017 compared to 3.97% for the three months ended March 31, 2016. The average balance of FHLB stock remained constant at $3.0 million for the three months ended March 31, 2017 and 2016. Interest income on other interest-earning assets increased $36,000, or 180.0%, to $56,000 for the three months ended March 31, 2017 from $20,000 for the three months ended March 31, 2016. The average yield on other interest-earning assets increased 22 basis points to 0.77% for the three months ended March 31, 2017 compared to 0.55% for the three months ended March 31, 2016. The average balance of other interest earning assets increased $14.7 million, or 100.1%, to $29.4 million for the three months ended March 31, 2017 from $14.7 million for the three months ended March 31, 2016.

Interest Expense. Interest expense increased $103,000, or 18.3%, to $666,000 for the three months ended March 31, 2017 from $563,000 for the three months ended March 31, 2016. Interest expense on interest bearing deposits increased $110,000, or 23.3% to $582,000 for the three months ended March 31, 2017 from $472,000 for the three months ended March 31, 2016. The average balance of interest bearing deposits increased $27.6 million, or 9.4%, to $323.3 million for the three months ended March 31, 2017 from $295.7 million for the three months ended March 31, 2016 while the average interest rate paid on interest bearing deposits increased 9 basis points to 0.73% for the three months ended March 31, 2017 compared to 0.64% for the three months ended March 31, 2016. The increase in average balance on interest bearing deposits is primarily attributable to an increase in NOW and money market accounts combined with $9.2 million in short-term non-brokered deposits acquired in the national market.

Interest expense on FHLB advances and subordinated debentures decreased $7,000, or 7.7%, to $84,000 for the three months ended March 31, 2017 from $91,000 for the three months ended March 31, 2016. The average balance on FHLB advances decreased $2.1 million, or 18.6%, to $8.9 million for the three months ended March 31, 2017 from $11.0 million for the three months ended March 31, 2016 combined with a 10 basis point decrease in the average rate paid on the FHLB advances to 1.77% from 1.87%. The average balance on subordinated debentures increased $64,000, or 2.3%, to remain unchanged at $2.8 million for the three months ended March 31, 2017 and 2016. The average interest rate paid on subordinated debentures increased 63 basis points to 6.44% for the three months ended March 31, 2017 from 5.81% for the three months ended March 31, 2016.

Net Interest Income. Net interest income decreased $89,000, or 2.1%, to $4.1 million for the three months ended March 31, 2017 from $4.2 million for the three months ended March 31, 2016. The average interest earning assets to average interest bearing liabilities decreased to 129.46% for the three months ended March 31, 2017 from 130.23% for the three months ended March 31, 2016. The interest rate spread decreased 37 basis points to 3.63% for the three months ended March 31, 2017 from 4.00% for the three months ended March 31, 2016. Net interest margin decreased 34 basis points to 3.82% for the three months ended March 31, 2017 from 4.16% for the three months ended March 31, 2016.

Provision for Loan Losses. We recorded $353,000 in provision for loan losses for the three months ended March 31, 2017 compared to $375,000 in provision for loan losses for the three months ended March 31, 2016 despite an increase in charge-offs related to real estate loans and a decrease in recoveries for the same periods.

Noninterest Income. Noninterest income decreased $105,000, or 13.9%, to $653,000 for the three months ended March 31, 2017 from $758,000 for the three months ended March 31, 2016. The decrease in noninterest income was primarily attributable to a decrease in net gain on disposal of land and equipment of $76,000, or 82.6%, to $16,000 for the three months ended March 31, 2017 from $92,000 for the three months ended March 31, 2016, a decrease in gains on mortgage loans sold of $25,000, or 59.5%, to $17,000 for the three months ended March 31, 2017 from $42,000 for the three months ended March 31, 2016 and a decrease in service charges on deposits of $18,000, or 3.6%, to $476,000 for the three months ended March 31, 2017 from $494,000 for the three months ended March 31, 2016, offset by an increase in loan servicing fees of $16,000, or 24.2%, to $82,000 for the three months ended March 31, 2017 from $66,000 for the three months ended March 31, 2016.

Noninterest Expense. Noninterest expense decreased $103,000, or 2.7%, to $3.8 million for the three months ended March 31, 2017 from $3.9 million for the three months ended 2016. This decrease was primarily attributable to the decrease in data processing of $132,000, or 18.7%, to $575,000 for the three months ended March 31, 2017 from $707,000 for the three months ended March 31, 2016. Data processing decreased approximately $90,000 for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 due to non-recurring charges accessed during the first quarter of 2016 combined with a credit of approximately $30,000 applied during the first quarter of 2017 for excess network charges paid during 2016 and 2015. Salaries and employee benefits decreased $53,000, or 2.8%, to $1.8 million for the three months ended March 31, 2017 from $1.9 million for the three months ended March 31, 2016 primarily due a decrease in expenses associated with the stock based compensation plan. In addition, professional fees decreased $42,000, or 34.7%, to $79,000 for the three months ended March 31, 2017 from $121,000 for the three months ended March 31, 2016.

The decreases above were offset by an increase in advertising of $66,000, or 137.5%, to $114,000 for the three months ended March 31, 2017 from $48,000 for the three months ended March 31, 2016 and an increase in foreclosed assets expense of $39,000, or 72.2%, to $93,000 for the three months ended March 31, 2017 from $54,000 for the three months ended March 31, 2016. Advertising expense increased primarily due increased media advertising and our recently developed customer acquisition and growth program. Occupancy and equipment expense increased $21,000, or 4.6%, to $474,000 for the three months ended March 31, 2017 compared to $453,000 for the three months ended March 31, 2016 primarily due to communication expenses that were previously reported as data processing expenses due to vendor billing.

Income Tax Expense. The provision for income taxes decreased $33,000, or 18.6%, to $144,000 for the three months ended March 31, 2017 compared to a $177,000 tax expense for the three months ended March 31, 2016 due to lower pre-tax income for the three months ended March 31, 2017. Our effective tax rate for the three months ended March 31, 2017 was 23.7% compared to 26.2% for the three months ended March 31, 2016.

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

During the quarter ended March 31, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

Issuer repurchases. The following table sets forth information in connection with repurchases of the Company’s common stock for the period January 1, 2017 through March 31, 2017. On June 2, 2016, Poage Bankshares, Inc. commenced a stock repurchase program. The Board of Directors of Poage Bankshares, Inc. authorized program to repurchase up to 150,000 shares, which represented approximately 3.9% of the Company’s then issued and outstanding shares of common stock through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The Company repurchased 118,238 shares at a weighted average price of $18.13 per share and there remained 31,762 shares to be repurchased under this plan at March 31, 2017.

On December 20, 2016, the Board of Directors of Poage Bankshares, Inc. authorized a new program to repurchase up to 185,000 shares, which represents approximately 5% of the Company’s then issued and outstanding shares of common stock through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The Company repurchased 32,400 shares at a weighted average price of $19.19 per share and there remained 152,600 shares to be repurchased under this plan at March 31, 2017.

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

			Total Number	Number of Shares
			of Shares	That May Yet
	Total		Purchased as	Be Purchased
	Number of	Average	Part of	Under Publicly
	Shares	Price Paid	Publicly	Announced
	Purchased	Per Share	Announced Plan	Plan
January 1 - January 31, 2017	11,757	$18.78	11,757	200,134
February 1 - February 28, 2017	2,000	19.40	2,000	198,134
March 1 - March 31, 2017	13,772	19.49	13,772	184,362
Total	27,529	$19.18	27,529

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
number	Description

3.1	Articles of Incorporation of Poage Bankshares, Inc. (1)

3.2	Bylaws of Poage Bankshares, Inc. (2)

31.1	Certification of President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statement of Shareholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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
Date: May 11, 2017

/s/ Bruce VanHorn
Bruce VanHorn
President & Chief Executive Officer

/s/ Jane Gilkerson
Jane Gilkerson
Chief Financial Officer

