Form 10-Q
period 2017-06-30
Poage Bankshares, Inc.
filed 2017-08-04
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2017

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

As of August 1, 2017, the number of shares of the Registrant’s common stock, par value $.01 per share, was 3,521,959.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from financial institutions	$27,388	$24,389
Interest-bearing deposits in other financial institutions	2,241	1,992
Securities available for sale	62,935	58,261
Loans held for sale	216	611
Loans, net of allowance of $2,687 and $2,349	336,311	343,921
Restricted stock, at cost	3,276	3,276
Other real estate owned, net	693	718
Premises and equipment, net	10,836	11,115
Company owned life insurance	7,206	7,121
Accrued interest receivable	1,320	1,397
Goodwill	1,277	1,277
Other intangible assets, net	835	1,006
Deferred tax asset, net	1,092	1,454
Other assets	2,055	1,927
Total assets	$457,681	$458,465

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$52,840	$52,288
Interest bearing	319,297	322,420
Total deposits	372,137	374,708
Federal Home Loan Bank advances	11,302	9,332
Subordinated debenture	2,857	2,825
Other borrowings	1,500	-
Accrued interest payable	63	52
Other liabilities	3,611	2,847
Total liabilities	391,470	389,764

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,522,759 and 3,704,704 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	35	37
Additional paid-in-capital	32,329	35,742
Retained earnings	35,453	35,065
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,922)	(1,990)
Accumulated other comprehensive income (loss)	316	(153)
Total shareholders' equity	66,211	68,701
Total liabilities and shareholders' equity	$457,681	$458,465

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$4,262	$4,361	$8,580	$8,678
Taxable securities	250	241	474	496
Tax-exempt securities	113	111	229	222
Federal funds sold and other	99	49	189	100
	4,724	4,762	9,472	9,496
Interest expense
Deposits	597	485	1,179	957
Federal Home Loan Bank advances and other borrowings	85	100	169	191
	682	585	1,348	1,148
Net interest income	4,042	4,177	8,124	8,348

Provision for loan losses	346	85	699	460
Net interest income after provision for loan losses	3,696	4,092	7,425	7,888

Non-interest income
Service charges on deposits	523	513	999	1,006
Other service charges	12	13	27	27
Net gain on disposal of land and equipment	-	-	16	92
Loan servicing fees	82	139	164	205
Gains on mortgage loans sold, net	56	54	73	97
Net gains (losses) on securities	-	(3)	-	(3)
Income from company owned life insurance	43	45	85	90
Other	2	7	7	12
	718	768	1,371	1,526
Non-interest expense
Salaries and employee benefits	1,732	1,843	3,557	3,721
Occupancy and equipment	471	508	945	964
Data processing	691	616	1,266	1,323
Federal deposit insurance	32	51	67	116
Loan processing and collection	104	85	190	160
Foreclosed assets, net	54	64	147	115
Advertising	101	68	215	116
Professional fees	83	137	162	258
Other taxes	116	107	236	214
Director fees and expenses	39	34	79	91
Amortization of intangible assets	85	87	171	174
Other	294	289	542	515
	3,802	3,889	7,577	7,767
Income before income taxes	612	971	1,219	1,647
Income tax expense	245	283	389	460
Net income	$367	$688	$830	$1,187
Earnings per common share:
Basic	$0.11	$0.19	$0.24	$0.33
Dilutive	0.11	0.19	$0.24	$0.33
Dividend per share	$0.06	$0.06	$0.12	$0.12

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$367	$688	$830	$1,187
Other comprehensive income:
Unrealized holding gains on available for sale securities	279	406	711	799
Reclassification adjustments for losses recognized in income	-	3	-	3
Net unrealized holding gains on available for sale securities	279	409	711	802
Tax effect	(95)	(139)	(242)	(273)
Other comprehensive income	184	270	469	529
Comprehensive income	$551	$958	$1,299	$1,716

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands except per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income	Equity
Balances, January 1, 2017	$37	$35,742	$35,065	$(1,990)	$(153)	$68,701
Net income	-	-	830	-	-	830
Stock repurchases, 187,572 shares repurchased	(2)	(3,628)	-	-	-	(3,630)
Dividends paid ($0.12/share)	-	-	(442)	-	-	(442)
ESOP compensation earned	-	64	-	68	-	132
Stock based compensation expense	-	151	-	-	-	151
Exercise of stock options, 5,627 shares exercised, net	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	469	469
Balances, June 30, 2017	$35	$32,329	$35,453	$(1,922)	$316	$66,211

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands except per share data)

	Six months ended
	June 30,
	2017	2016
Operating activities:
Net income	$830	$1,187
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	378	406
Provision for loan losses	699	460
ESOP compensation expense	132	113
Stock based compensation expense	151	228
Loss on securities	-	3
Net gain on sale of premises and equipment	(16)	(92)
Loss on sale and write-downs of other real estate owned	97	46
(Gain) Loss on sale of repossessed assets	1	-
Amortization of core deposit intangible	171	174
Accretion of fair value adjustments related to loans	(219)	(427)
Accretion of fair value adjustments related to deposits	(32)	(33)
Amortization of fair value related to subordinated debenture	32	32
Net amortization on securities	66	173
Deferred income tax expense	120	388
Net gain on mortgage banking activities	(73)	(97)
Origination of loans held for sale	(2,995)	(3,470)
Proceeds from loans held for sale	3,463	3,543
Increase in cash value of life insurance	(85)	(90)
Change in asset and liabilities, net assets and liabilities acquired:
Accrued interest receivable	77	(37)
Other assets	(128)	(288)
Accrued interest payable	11	53
Other liabilities	764	1,432
Net cash provided by operating activities	3,444	3,704

Investing activities:
Net increase in interest-bearing deposits with other institutions	(249)	-
Securities available for sale:
Proceeds from calls	65	3,655
Proceeds from maturities	435	-
Purchases	(7,817)	(4,510)
Principal payments received	3,288	3,444
Loan originations and principal payments on loans, net	6,306	(28,243)
Proceeds from the sale of other real estate owned	731	463
Proceeds from the sale of repossessed assets	20	-
Proceeds from the sale of premises and equipment	54	-
Purchase of premises and equipment, net	(137)	(248)
Net cash used in investing activities	2,696	(25,439)

Financing activities:
Net change in deposits	(2,539)	1,132
Proceeds from other borrowings	1,500	-
Proceeds from Federal Home Loan Bank borrowings	8,000	60,500
Payments on Federal Home Loan Bank borrowings	(6,030)	(49,871)
Cash dividend paid	(442)	(459)
Stock repurchases	(3,630)	(1,840)
Net cash provided by financing activities	(3,141)	9,462

Net increase (decrease) in cash and cash equivalents	2,999	(12,273)

Cash and cash equivalents at beginning of period	24,389	23,876

Cash and cash equivalents at the end of the period	$27,388	$11,603

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and debt	$1,337	$1,094
Income taxes (refund) payment	100	(600)
Other real estate owned and other repossessed assets acquired in settlement of loans	$824	$1,021

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2017 and December 31, 2016 and the results of operations and cash flows for the interim periods ended June 30, 2017 and 2016. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Newly Issued Accounting Standards Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU's requires that revenue from contracts with clients be recognized upon transfer of control of a good or service in the amount of consideration expected to be received and changes the accounting for certain contract costs, including whether they may be offset against revenue in the statements of income, and requires additional disclosures about revenue and contract costs. The ASU may be adopted using either a modified retrospective method or a full retrospective method. Poage intends to adopt the ASU during the first quarter of 2018, as required, using a modified retrospective approach. Poage’s preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material impact on the Company's consolidated financial statements as the majority of its revenue stream is generated from financial instruments which are not within the scope of this ASU. While the Company believes this ASU will have an immaterial impact, it continues to evaluate this ASU for changing facts and circumstances in the Company's operations as the effective date approaches.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases guidance requiring the recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for most leases. The guidance becomes effective for us on January 1, 2019.  The Company leases two facilities. Upon adoption of this standard, an asset will be recorded to recognize the right of the Company to use the leased facilities and a liability will be recorded representing the obligation to make all future lease payments on those facilities. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting which amends the scope of modification accounting for share-based payment arrangements. The ASU provided guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation—Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments are effective for public companies for annual periods beginning after December 15, 2017. The adoption of ASU No. 2017-09 is not expected to have a material effect on the Company’s operating results or financial condition.

In March 2017, the FASB issued ASU No. 2017-10, Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services, in response to the consensus reached by the Emerging Issues Task Force at its March 2017 meeting. The ASU addresses diversity in practice in how an operating entity determines the customer of the operation services for transactions within the scope of Accounting Standards Codification (ASC) 853, Service Concession Arrangements, by clarifying that the grantor is the customer of the operation services in all cases for those arrangements. The amendments also allow for a more consistent application of other aspects of the revenue guidance, which are affected by this customer determination. For public business entities that have adopted ASC 606, the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Poage’s preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material impact on the Company's consolidated financial statements.

In July 2017, the FASB issued Update No. 2017-11—Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. Poage is currently assessing the impact of the new guidance on its consolidated financial statements.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at June 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2017
States and political subdivisions	$19,089	$398	$(7)	$19,480
U.S. Government agencies and sponsored entities	3,500	-	(59)	3,441
Government sponsored entities residential mortgage-backed:
FHLMC	10,582	119	(10)	10,691
FNMA	14,707	81	(14)	14,774
Collateralized mortgage obligations	5,818	8	(54)	5,772
SBA loan pools	8,761	43	(27)	8,777
Total securities	$62,457	$649	$(171)	$62,935

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
States and political subdivisions	$19,785	$291	$(184)	$19,892
U.S. Government agencies and sponsored entities	3,500	-	(37)	3,463
Government sponsored entities residential mortgage-backed:
FHLMC	10,954	29	(88)	10,895
FNMA	11,349	19	(108)	11,260
Collateralized mortgage obligations	5,495	-	(89)	5,406
SBA loan pools	7,411	9	(75)	7,345
Total securities	$58,494	$348	$(581)	$58,261

There were no sales of securities for the three and six months ended June 30, 2017 and 2016.

The amortized cost and fair value of the securities portfolio at June 30, 2017 are shown in the following table by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	June 30,
	2017
	Amortized	Fair
	Cost	Value

Within one year	$1,453	$1,461
One to five years	9,555	9,575
Five to ten years	8,804	9,064
Beyond ten years	2,777	2,821
Mortgage-backed securities and collateralized mortgage obligations	31,107	31,237
SBA loan pools	8,761	8,777
Total	$62,457	$62,935

The following table summarizes the securities with unrealized losses at June 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2017
States and political subdivisions	$2,631	$(7)	$-	$-	$2,631	$(7)
U.S. Government agencies and sponsored entities	3,441	(59)	-	-	3,441	(59)
Government sponsored entities residential mortgage backed:
FHLMC	1,872	(10)	-	-	1,872	(10)
FNMA	3,709	(14)	-	-	3,709	(14)
Collateralized mortgage obligations	1,303	(13)	2,429	(41)	3,732	(54)
SBA loan pools	3,887	(27)	-	-	3,887	(27)
Total available-for-sale securities	$16,843	$(130)	$2,429	$(41)	$19,272	$(171)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
States and political subdivisions	$6,952	$(184)	$296	$-	$7,248	$(184)
U.S. Government agencies and sponsored entities	3,463	(37)	-	-	3,463	(37)
Government sponsored entities residential mortgage backed:
FHLMC	6,479	(88)	-	-	6,479	(88)
FNMA	6,930	(108)	-	-	6,930	(108)
Collateralized mortgage obligations	2,671	(33)	2,735	(56)	5,406	(89)
SBA loan pools	5,865	(75)	-	-	5,865	(75)
Total available-for-sale securities	$32,360	$(525)	$3,031	$(56)	$35,391	$(581)

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

NOTE 3 – LOANS

Loans at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30,	December 31,
	2017	2016
Real estate:
One to four family	$174,223	$177,801
Multi-family	7,391	6,823
Commercial real estate	80,936	83,169
Construction and land	11,458	11,019
	274,008	278,812

Commercial and industrial	36,829	38,747

Consumer
Home equity loans and lines of credit	10,403	10,655
Motor vehicle	10,414	10,624
Other	7,796	7,877
	28,613	29,156

Total	339,450	346,715
Less: Net deferred loan fees	452	445
Allowance for loan losses	2,687	2,349
	$336,311	$343,921
12

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2017 and December 31, 2016. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

June 30, 2017
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$321	$-	$1,923	$2,244	$6,154	$1,675	$266,179	$274,008
Commercial and industrial	6	-	227	$233	29	-	36,800	36,829
Consumer	-	-	210	$210	35	-	28,578	28,613
Unallocated	-	-	-	-	-	-	-	-
Total	$327	$-	$2,360	$2,687	$6,218	$1,675	$331,557	$339,450

December 31, 2016
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total
Real estate	$23	$-	$1,923	$1,946	$4,844	$1,871	$272,097	$278,812
Commercial and industrial	7	-	211	218	89	-	38,658	38,747
Consumer	-	-	185	185	40	1	29,115	29,156
Unallocated	-	-	-	-	-	-	-	-
Total	$30	$-	$2,319	$2,349	$4,973	$1,872	$339,870	$346,715

The following table presents information related to impaired loans by class of loans as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Real Estate:
One to four family	$670	$613	$-	$883	$883	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	3,518	3,378	-	3,780	3,726	-
Construction and land	187	187	-	193	193	-
Commercial and industrial	23	23	-	270	82	-
Consumer:
Home equity and lines of credit	35	35	-	40	40	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$4,433	$4,236	$-	$5,166	$4,924	$-

With an allowance recorded:
Real Estate:
One to four family	$2,079	$1,976	$321	$42	$42	$23
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	6	6	6	7	7	7
Consumer:
Home equity and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	2,085	1,982	327	49	49	30
Total	$6,518	$6,218	$327	$5,215	$4,973	$30

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality. For purposes of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following tables present the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30, 2017			Three months ended June 30, 2016
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Real Estate:
One to four family	$2,101	$1	$1	$577	$2	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	3,352	29	29	444	-	-
Construction and land	153	2	2	-	-	-
Commercial and industrial	124	-	-	130	-	-
Consumer:
Home equity and lines of credit	34	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$5,764	$32	$32	$1,151	$2	$-

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Real Estate:
One to four family	$1,498	$15	$15	$745	$4	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	2,868	70	65	446	-	-
Construction and land	107	4	3	-	-	-
Commercial and industrial	229	-	-	146	-	-
Consumer:
Home equity and lines of credit	31	-	-	12	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$4,733	$89	$83	$1,349	$4	$-

The following tables set forth an analysis of our allowance for loan losses for the three and six months ended June 30, 2017 and 2016 (in thousands):

Three months ended		Commercial
June 30, 2017	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$2,035	$231	$197	$-	$2,463
Provision for loan losses	302	(9)	53	-	346
Loans charged-off	(95)	(2)	(55)	-	(152)
Recoveries	2	13	15	-	30
Total ending allowance balance	$2,244	$233	$210	$-	$2,687

Six months ended		Commercial
June 30, 2017	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,946	$218	$185	$-	$2,349
Provision for loan losses	586	11	102	-	699
Loans charged-off	(293)	(23)	(110)	-	(426)
Recoveries	5	27	33	-	65
Total ending allowance balance	$2,244	$233	$210	$-	$2,687

Three months ended		Commercial
June 30, 2016	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,904	$93	$138	$-	$2,135
Provision for loan losses	(20)	82	23	-	85
Loans charged-off	(94)	(77)	(44)	-	(215)
Recoveries	7	28	27	-	62
Total ending allowance balance	$1,797	$126	$144	$-	$2,067

Six months ended		Commercial
June 30, 2016	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,676	$77	$105	$-	$1,858
Provision for loan losses	278	93	89	-	460
Loans charged-off	(167)	(77)	(114)	-	(358)
Recoveries	10	33	64	-	107
Total ending allowance balance	$1,797	$126	$144	$-	$2,067

Nonaccrual loans, and loans past due 90 days still on accrual status, consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual status, by class of loans, as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$4,181	$-	$3,428	$-
Multi-family	-	-	-	-
Commercial real estate	1,348	-	970	-
Construction and land	38	-	41	-
Commercial and industrial	30	-	90	-
Consumer:
Home equity loans and lines of credit	171	-	155	-
Motor vehicle	13	-	-	-
Other	14	-	5	-
Total	$5,795	$-	$4,689	$-

The following tables present the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016 by class of loans. Non-accrual loans of $5.8 million as of June 30, 2017 and $4.7 million at December 31, 2016 are included in the tables below and have been categorized based on their payment status (in thousands):

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
June 30, 2017
Real estate:
One to four family	$1,005	$66	$2,312	$3,383	$957	$169,883	$174,223
Multi-family	-	-	-	-	-	7,391	7,391
Commercial real estate	76	-	1,022	1,098	718	79,120	80,936
Construction and land	-	-	-	-	-	11,458	11,458
Commercial and industrial	-	6	-	6	-	36,823	36,829
Consumer:
Home equity loans and lines of credit	-	5	141	146	-	10,257	10,403
Motor vehicle	42	24	-	66	-	10,348	10,414
Other	19	27	4	50	-	7,746	7,796
Total	$1,142	$128	$3,479	$4,749	$1,675	$333,026	$339,450

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2016
Real estate:
One to four family	$899	$454	$1,679	$3,032	$1,013	$173,756	$177,801
Multi-family	-	-	-	-	-	6,823	6,823
Commercial real estate	101	-	465	566	858	81,745	83,169
Construction and land	41	-	-	41	-	10,978	11,019
Commercial and industrial	1	47	76	124	-	38,623	38,747
Consumer:
Home equity loans and lines of credit	-	1	155	156	-	10,499	10,655
Motor vehicle	40	15	-	55	-	10,569	10,624
Other	2	20	-	22	1	7,854	7,877
Total	$1,084	$537	$2,375	$3,996	$1,872	$340,847	$346,715

Troubled Debt Restructurings:

As of June 30, 2017, the Company had a recorded investment in six TDRs which totaled $3.3 million. There were three TDRs which totaled $3.2 million at December 31, 2016. A less than market rate and extended term was granted as concessions for TDRs. No additional charge-off has been made for the loan relationships. No additional commitments to lend have been made to the borrower. The Company has allocated $23,000 and $0 of specific allowance for the loan relationships at June 30, 2017 and December 31, 2016.

June 30, 2017	TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$148	$16	$164
Multi-family	-	-	-
Commercial real estate	950	2,195	3,145
Construction and land	-	-	-
Commercial and industrial	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$1,098	$2,211	$3,309

December 31, 2016	TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$-	$17	$17
Multi-family	-	-	-
Commercial real estate	166	3,047	3,213
Construction and land	-	-	-
Commercial and industrial	19	-	19
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$185	$3,064	$3,249
19

The following table presents TDRs that occurred during the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three months ended June 30, 2017			Three months ended June 30, 2016
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
One to four family	1	$34	$34	1	$17	$17
Multi-family	-	-	-	-	-	-
Commercial real estate	1	117	117	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	2	$151	$151	1	$17	$17

	Six months ended June 30, 2017			Six months ended June 30, 2016
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
One to four family	2	$148	$148	1	$17	$17
Multi-family	-	-	-	-	-	-
Commercial real estate	1	117	117	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	3	$265	$265	1	$17	$17

There were two TDRs considered to be in default within twelve months of modification as of June 30, 2017. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following tables includes defaults that occurred during the three and six months ended June 30, 2017 and 2016 which were within twelve months of modification.

	Three months ended June 30, 2017			Three months ended June 30, 2016
June 30, 2017	TDRs on			TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$114	$-	$114	$-	$-	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	833	-	833	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$947	$-	$947	$-	$-	$-

	Six months ended June 30, 2017			Six months ended June 30, 2016
June 30, 2017	TDRs on			TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$114	$-	$114	$-	$-	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	833	-	833	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$947	$-	$947	$-	$-	$-

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
June 30, 2017	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$166,577	$2,095	$5,551	$-	$-	$174,223
Multi-family	7,391	-	-	-	-	7,391
Commercial real estate	73,349	2,968	4,619	-	-	80,936
Construction and land	11,271	-	187	-	-	11,458
Commercial and industrial	33,171	2,402	1,256	-	-	36,829
Home equity loans and lines of credit	10,162	35	206	-	-	10,403
Motor vehicle	10,361	11	42	-	-	10,414
Other	7,778	7	11	-	-	7,796
Total	$320,060	$7,518	$11,872	$-	$-	$339,450

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$171,109	$2,167	$4,525	$-	$-	$177,801
Multi-family	6,823	-	-	-	-	6,823
Commercial real estate	74,267	4,048	4,854	-	-	83,169
Construction and land	10,826	-	193	-	-	11,019
Commercial and industrial	36,172	1,802	773	-	-	38,747
Home equity loans and lines of credit	10,478	6	171	-	-	10,655
Motor vehicle	10,594	2	28	-	-	10,624
Other	7,872	-	5	-	-	7,877
Total	$328,141	$8,025	$10,549	$-	$-	$346,715

There were $1.7 million and $1.9 million purchased credit impaired (“PCI”) loans included in substandard loans at June 30, 2017 and December 31, 2016, respectively.

The Company holds purchased loans without evidence of credit quality deterioration. In addition, the Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable that all contractually required payments would not be collected. A summary of non-impaired purchased loans and credit-impaired purchased loans with the carrying amount of those loans is as follows at June 30, 2017 and December 31, 2016 (in thousands):

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of June 30, 2017	Loans	Loans
Real estate:
One to four family	$28,614	$957
Multi-family	2,042	-
Commercial real estate	16,422	718
Construction and land	532	-
Commercial and industrial	2,171	-
Consumer loans:
Home equity loans and lines of credit	1,123	-
Motor vehicle	88	-
Other	593	-
Total loans	$51,585	$1,675

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of December 31, 2016	Loans	Loans
Real estate:
One to four family	$30,449	$1,013
Multi-family	2,115	-
Commercial real estate	19,278	858
Construction and land	652	-
Commercial and industrial	2,783	-
Consumer loans:
Home equity loans and lines of credit	1,433	-
Motor vehicle	202	-
Other	706	1
Total loans	$57,618	$1,872

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three and six months ended June 30, 2017 and 2016.

The following table presents the composition of the acquired loans at June 30, 2017:

As of June 30, 2017
	Contractual	Remaining	Carrying
(in thousands)	Amount	Discount	Amount
Real estate:
One to four family	$30,012	$(441)	$29,571
Multi-family	2,050	(8)	2,042
Commercial real estate	17,375	(235)	17,140
Construction and land	534	(2)	532
Commercial and industrial	2,180	(9)	2,171
Consumer loans:
Home equity loans and lines of credit	1,129	(6)	1,123
Motor vehicle	90	(2)	88
Other	596	(3)	593
Total loans	$53,966	$(706)	$53,260

The following tables presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of June 30, 2017 and December 31, 2016.

(in thousands)	June 30, 2017	December 31, 2016

Carrying amount	$1,675	$1,872
Non-accretable difference	261	272
Accretable yield	122	146
Contractually-required principal and interest payments	$2,058	$2,290

The Company adjusted interest income to recognize $12,000, $24,000, $19,000 and $86,000 of accretable yield on credit-impaired purchased loans for the three and six months ended June 30, 2017 and 2016, respectively.

Accretable yield, or income expected to be collected, is as follows for the six months ended June 30, 2017 and 2016 (in thousands):

	2017	2016

Balance at January 1,	$146	$292
New Loans Purchased	-	-
Accretion of income	(24)	(86)
Reclassifications from nonaccretable difference	-	-
Disposals	-	-
Balance at June 30,	$122	$206

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the FHLB at June 30, 2017 and December 31, 2016 were as follows (in thousands):

	June 30, 2017	December 31, 2016
Maturities September 2017 through January 2029, fixed rate at rates from 1.22% to 4.27%, weighted average rate of 1.74% at June 30, 2017 and 1.80% at December 31, 2016	$11,302	$9,332

Payments contractually required over the next five years are as follows as of June 30, 2017 (in thousands):

June 30,
2018	$9,885
2019	914
2020	94
2021	80
2022	68
Thereafter	261
Total	$11,302

Other borrowings at June 30, 2017 were $1.5 million. There were no other borrowings at December 31, 2016. On June 16, 2016, Poage Bankshares, Inc. executed a $2.0 million commercial line of credit secured with Town Square Bank common stock, with an unaffiliated lender. The initial variable rate on the line of credit was 4.0% with an interest rate equal to the Wall Street Prime plus 0.50%. On June 20, 2017, the Company borrowed $1.5 million for general working capital purposes and stock repurchases. On June 30, 2017, the interest rate on the line of credit was 4.50%. The line of credit matures June 16, 2018.

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

Assets and liabilities measured at fair value on a recurring basis, at June 30, 2017 and December 31, 2016, are as follows (in thousands):

	Fair Value Measurements at
	June 30, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$19,480	$-	$19,480	$-
U.S. Government agencies and sponsored entities	3,441	-	3,441	-
Mortgage backed securities: residential	25,465	-	25,465	-
Collateralized mortgage obligations	5,772	-	5,772	-
SBA loan pools	8,777	-	8,777	-
Total securities	$62,935	$-	$62,935	$-

	Fair Value Measurements at
	December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$19,892	$-	$19,892	$-
U.S. Government agencies and sponsored entities	3,463	-	3,463	-
Mortgage backed securities: residential	22,155	-	22,155	-
Collateralized mortgage obligations	5,406	-	5,406	-
SBA loan pools	7,345	-	7,345	-
Total securities	$58,261	$-	$58,261	$-

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2017.

Assets measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016 are summarized below (in thousands):

	Fair Value Measurements at
	June 30, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Residential real estate, net	$1,821	$-	$-	$1,821
Commercial real estate, net	117	-	-	117

Other real estate owned
One to four family, net	$228	$-	$-	$228

	Fair Value Measurements at
	December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Residential real estate, net	$613	$-	$-	$613
Commercial real estate, net	250	-	-	250
Commercial and industrial, net	58	-	-	58

Other real estate owned
One to four family, net	$268	$-	$-	$268
Commercial real estate, net	8	-	-	8

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

At June 30, 2017, impaired loans recorded at fair value had a net carrying amount of $1.9 million equal to the outstanding balance of $2.2 million, net of a valuation allowance of $300,000. At December 31, 2016, impaired loans recorded at fair value had a net carrying amount of $921,000 equal to the outstanding balance of $951,000, net of a valuation allowance of $30,000. There were charge-offs of $13,000 for the three and six months ended June 30, 2017, and $31,000 for the three and six months ended June 30, 2016.

At June 30, 2017, other real estate owned recorded at fair value had a net carrying amount of $228,000 equal to the outstanding balance of $337,000, net of a valuation allowance of $109,000. There were $48,000 in write-downs for the three months ended June 30, 2017 and $58,000 in write-downs for the six months ended June 30, 2017. There were $14,000 in write-downs for the three and six months ended June 30, 2016. At December 31, 2016, other real estate owned recorded at fair value had a net carrying amount of $276,000, equal to the outstanding balance of $390,000, net of a valuation allowance of $114,000.

The carrying amounts and estimated fair values of financial instruments at June 30, 2017 and December 31, 2016 are as follows (in thousands):

		Fair Value Measurements
	Carrying
June 30, 2017	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$27,388	$27,388	$-	$-	$27,388
Interest-bearing deposits	2,241	-	2,241	-	2,241
Securities	62,935	-	62,935	-	62,935
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	216	-	216	-	216
Loans, net	336,311	-	-	340,448	340,448
Accrued interest receivable	1,320	-	313	1,007	1,320

Financial liabilities
Deposits	$372,137	$205,606	$166,349	$-	$371,955
Other borrowings	1,500	-	1,500	-	1,500
Federal Home Loan Bank advances	11,302	-	11,314	-	11,314
Subordinated debenture	2,857	-	2,857	-	2,857
Accrued interest payable	63	-	63	-	63

		Fair Value Measurements
	Carrying
December 31, 2016	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$24,389	$24,389	$-	$-	$24,389
Interest bearing deposits	1,992	-	1,992	-	1,992
Securities	58,261	-	58,261	-	58,261
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	611	-	611	-	611
Loans, net	343,921	-	-	341,288	341,288
Accrued interest receivable	1,397	-	300	1,097	1,397

Financial liabilities
Deposits	$374,708	$164,914	$179,266	$-	$344,180
Federal Home Loan Bank advances	9,332	5,004	4,454	-	9,458
Subordinated debenture	2,825	-	2,825	-	2,825
Accrued interest payable	52	-	52	-	52

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

Other borrowings, Federal Home Loan Bank advances and Subordinate debenture:

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

There were no contributions to the ESOP for the three and six months ended June 30, 2017 and 2016.

Shares held by the ESOP at June 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	June 30,	December 31,
	2017	2016
Allocated to participants	64,527	54,165
Committed to be released	6,768	13,501
Unearned	192,190	198,958
Total ESOP shares	263,485	266,624

Fair value of unearned shares	$3,661	$3,740

NOTE 7 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three and six months ended June 30, 2017 and 2016, were as follows (dollar amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic
Net income	$367	$688	$830	$1,187
Less: Earnings allocated to participating securities	2	6	5	13
Net income available to common shareholders	$365	$682	825	1,174

Weighted average common shares outstanding	3,663,708	3,813,989	3,680,448	3,830,699
Less: Average unallocated ESOP shares	194,409	207,930	196,091	209,616
Average participating shares	17,848	35,431	24,125	43,204
Average shares	3,451,451	3,570,628	3,460,232	3,577,879

Basic earnings per common share	$0.11	$0.19	$0.24	$0.33

Diluted
Net income available to common shareholders	$365	$682	$825	$1,174

Weighted average common shares outstanding for basic earnings per common share	3,451,451	3,570,628	3,460,232	3,577,879
Add: Dilutive effects of assumed exercises of stock options	29,740	9,579	30,321	13,973
Average shares and dilutive potential common shares	3,481,191	3,580,207	3,490,553	3,591,852

Diluted earnings per common share	$0.11	$0.19	$0.24	$0.33

There were no stock options considered antidilutive for the three and six months ended June 30, 2017 and 2016.

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

The following table summarizes stock option activity for the six months ended June 30, 2017:

		Weighted Average
	Options	Exercise Price

Outstanding -December 31, 2016	179,900	$14.92
Granted	-	-
Exercised and settled	(37,050)	14.99
Forfeited	-	-
Outstanding -June 30, 2017	142,850	$14.91

Fully vested and exercisable at June 30, 2017	99,600
Fully vested and exercisable at December 31, 2016	101,400
Expected to vest in future periods	43,250

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. At June 30, 2017, 142,850 options were outstanding and 99,600 options were fully vested and exercisable with intrinsic value of $591,000 and $412,000, respectively. At December 31, 2016, 179,900 options were outstanding and 101,400 options were fully vested and exercisable with intrinsic value of $698,000 and $393,000, respectively.

During the six months ended June 30, 2017, 35,250 options vested. Stock-based compensation expense for stock options included in salaries and benefits for the three and six months ended June 30, 2017 and 2016 was $18,000, $36,000, $19,000 and $50,000, respectively. Total unrecognized compensation cost related to non-vested stock options was $76,000 at June 30, 2017 and $112,000 at December 31, 2016 and is expected to be recognized over a period of 2.9 years. During the six months ended June 30, 2017, the aggregate intrinsic value of the options exercised under the plan was $132,000 determined as of the date of the option exercise.

The following table summarizes non-vested restricted stock activity for the six months ended June 30, 2017:

Balance -December 31, 2016	30,471
Granted	-
Forfeited	-
Vested	(15,114)
Balance -June 30, 2017	15,357

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three and six months ended June 30, 2017 and 2016 was $57,000, $115,000, $60,000 and $178,000, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $184,000 at June 30, 2017 and $299,000 at December 31, 2016 and is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table is changes in Accumulated Other Comprehensive Income by component, net of tax, for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities
	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$132	$643	$(153)	$384

Other comprehensive income, net of tax before reclassification	184	268	469	527

Amounts reclassified from accumulated other comprehensive income for loss on call of securities, net of tax expense of $0, $1, $0 and $1 respectively	-	2	-	2

Net current period other comprehensive income	184	270	469	529

Ending Balance	$316	$913	$316	$913

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total assets at June 30, 2017 decreased $784,000, or 0.2%, to $457.7 million from $458.5 million at December 31, 2016. The decrease was attributed to the repurchase of common stock totaling $3.6 million, a decrease of $7.6 million in loans and a decrease of $2.6 million in deposits, offset by an increase of $4.7 in securities available for sale, an increase of $2.0 million in FHLB advances and an increase of $1.5 million in other borrowings.

Cash and Cash equivalents increased by $3.0 million, or 12.3%, to $27.4 million at June 30, 2017 from $24.4 million at December 31, 2016. The increase in cash was primarily attributable to an increase in FHLB advances and other borrowing.

Interest-bearing deposits in other financial institutions increased $249,000, or 12.5%, to $2.2 million at June 30, 2017 from $2.0 million at December 31, 2016 due to the purchase of a certificate of deposit.

Securities available for sale increased by $4.7 million, or 8.0%, to $62.9 million at June 30, 2017 from $58.2 million at December 31, 2016. This increase is primarily due to $7.8 million in purchases and an increase in unrealized gain on securities held for sale, offset by maturities, calls and principal payments of $3.8 million.

Loans held for sale decreased $395,000, or 64.6%, to $216,000 at June 30, 2017 from $611,000 at December 31, 2016 due to a decrease in secondary market mortgage lending activity.

Loans, net, decreased $7.6 million, or 2.2%, to $336.3 million at June 30, 2017 from $343.9 million at December 31, 2016. The decrease was primarily attributable to a decrease in one to four family, commercial real estate and commercial and industrial loans. Non-performing loans increased $1.1 million, or 23.6%, to $5.8 million at June 30, 2017 from $4.7 million at December 31, 2016.

Deposits decreased $2.6 million, or 0.7%, to $372.1 million at June 30, 2017 from $374.7 million at December 31, 2016. The decrease was attributable to a decrease of $12.0 million in certificates of deposits, offset by an increase of $9.4 million in savings accounts and money market accounts.

Federal Home Loan Bank advances increased $2.0 million, or 21.1%, to $11.3 million at June 30, 2017 from $9.3 million at December 31, 2016.

Other borrowings increased by $1.5 million, or 100%, at June 30, 2017 from $0 at December 31, 2016 for general working capital purposes. On June 16, 2016, Poage Bankshares, Inc. executed a $2.0 million commercial line of credit secured with Town Square Bank common stock, with an unaffiliated lender. On June 30, 2017, the interest rate on the line of credit was 4.50%.

Subordinated debenture increased by $32,000, or 1.1%, and remained unchanged at $2.8 million at June 30, 2017 and at December 31, 2016 due to the amortization of the fair value related to the subordinated debenture assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of 4,124 trust preferred securities with a liquidation amount of $1,000 per security. The subordinated debt of $2.8 million is shown as a liability because the Company is not considered the primary beneficiary of the Trust. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 3.08% at June 30, 2017.

Total shareholders’ equity decreased by $2.5 million, or 3.6%, to $66.2 million at June 30, 2017 from $68.7 million at December 31, 2016. The decrease resulted from the repurchase of common stock totaling $3.6 million and the payment of cash dividends totaling $442,000, offset by net income of $830,000, an increase in accumulated other comprehensive income of $469,000 and an increase in additional paid-in capital of $283,000 related to the stock based compensation plans.

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

	For the Three Months Ended June 30,
	2017			2016
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$339,489	$4,262	5.04%	$336,441	$4,361	5.21%
Investment securities	61,433	363	2.37%	63,445	352	2.23%
Restricted Stock	3,276	36	4.41%	3,276	30	3.68%
Other interest-earning assets	27,618	63	0.91%	12,165	19	0.63%
Total interest-earning assets	431,816	4,724	4.39%	415,327	4,762	4.61%

Noninterest-earning assets	25,121			27,535
Total assets	456,937			442,862

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	152,961	104	0.27%	137,927	61	0.18%
Certificates of deposit	167,549	493	1.18%	160,301	424	1.06%
Total interest bearing deposits	320,510	597	0.75%	298,228	485	0.65%

FHLB advances	8,402	36	1.72%	18,912	58	1.23%
Subordinated debenture	2,848	47	6.62%	2,787	42	6.06%
Other borrowings	181	2	4.43%	-	-	-
Total borrowings	11,431	85	2.98%	21,699	100	1.85%

Total interest bearing liabilities	331,941	682	0.82%	319,927	585	0.74%

Non-interest bearing liabilities:
Non-interest bearing deposits	52,506			48,794
Accrued interest payable	132			151
Other liabilities	3,361			3,209
Total non-interest bearing liabilities	55,999			52,154
Total liabilities	387,940			372,081

Total equity	68,997			70,781
Total liabilities and equity	456,937			442,862

Net interest income		4,042			4,177
Interest rate spread			3.57%			3.87%
Net interest margin			3.75%			4.04%
Average interest-earning assets to average interest-bearing liabilities			130.09%			129.82%

	For the Six Months Ended June 30,
	2017			2016
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
Assets:
Interest-earning assets:
Loans	$340,965	$8,580	5.07%	$328,301	$8,678	5.32%
Investment securities	60,197	703	2.36%	64,244	718	2.25%
Restricted Stock	3,276	70	4.31%	3,276	61	3.74%
Other interest-earning assets	28,258	119	0.85%	13,067	39	0.60%
Total interest-earning assets	432,696	9,472	4.41%	408,888	9,496	4.67%

Noninterest-earning assets	25,441			27,834
Total assets	458,137			436,722

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	149,941	194	0.26%	136,977	121	0.18%
Certificates of deposit	171,977	985	1.15%	159,967	836	1.05%
Total interest bearing deposits	321,918	1,179	0.74%	296,944	957	0.65%

FHLB advances	8,667	75	1.75%	14,943	109	1.47%
Subordinated debenture	2,841	92	6.53%	2,778	82	5.94%
Other borrowings	91	2	4.43%	-	-	-
Total borrowings	11,599	169	2.94%	17,721	191	2.17%

Total interest bearing liabilities	333,517	1,348	0.82%	314,665	1,148	0.73%

Non-interest bearing liabilities:
Non-interest bearing deposits	52,313			48,188
Accrued interest payable	131			133
Other liabilities	3,129			3,022
Total non-interest bearing liabilities	55,573			51,343
Total liabilities	389,090			366,008

Total equity	69,047			70,714
Total liabilities and equity	458,137			436,722

Net interest income		8,124			8,348
Interest rate spread			3.59%			3.94%
Net interest margin			3.79%			4.11%
Average interest-earning assets to average interest-bearing liabilities			129.74%			129.94%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At June 30, 2017, we had $11.3 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $72.8 million.

Poage Bankshares, Inc. is a separate legal entity from Town Square Bank and must provide its own liquidity to pay dividends, repurchase stock and to fund other general corporate activities. Poage Bankshares, Inc.’s primary source of liquidity is dividend payments from Town Square Bank. The ability of Town Square Bank to pay dividends is subject to regulatory requirements. At June 30, 2017, Poage Bankshares, Inc. (on an unconsolidated basis) had liquid assets of $800,000.

On June 16, 2016, Poage Bankshares, Inc. executed a $2.0 million commercial line of credit secured with Town Square Bank common stock, with an unaffiliated lender. The variable interest rate on the line of credit is 4.50% with an interest rate equal to the Wall Street Prime plus 0.50% adjusting monthly. The line of credit matures June 16, 2018. The line of credit will be used for general working capital purposes. At June 30, 2017, we had $500,000 available on the line of credit.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company. At June 30, 2017, the actual capital conservation buffer for Town Square Bank was 13.83% compared to the capital conservation buffer requirement of 1.25%.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

As of June 30, 2017, the capital of the Town Square Bank exceeded all required regulatory guidelines and Town Square Bank was categorized as well-capitalized.

The following table reflects the Bank’s current regulatory capital levels in more detail, including comparisons to the regulatory minimums at June 30, 2017 and December 31, 2016 (in thousands).

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-weighted Assets)	$66,539	21.83%	$24,390	8.00%	$30,487	10.00%
Tier I Capital
(to Risk-weighted Assets)	63,783	20.92	18,292	6.00	24,390	8.00
Common Equity
(to Risk-weighted Assets)	63,783	20.92	13,719	4.50	19,817	6.50
Tier I Capital
(to Adjusted Total Assets)	63,783	14.02	18,201	4.00	22,751	5.00

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-weighted Assets)	$64,925	21.01%	$24,722	8.00%	$30,903	10.00%
Tier I Capital
(to Risk-weighted Assets)	62,513	20.23	18,542	6.00	24,722	8.00
Common Equity
(to Risk-weighted Assets)	62,513	20.23	13,906	4.50	20,087	6.50
Tier I Capital
(to Adjusted Total Assets)	62,513	13.52	18,501	4.00	23,126	5.00

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

Comparison of Operating Results for the Three and Six Months Ended June 30, 2017 and June 30, 2016

General. Net income for the three months ended June 30, 2017 decreased $321,000, or 46.7%, to $367,000 from net income of $688,000 for the three months ended June 30, 2016. The decrease in net income is attributable to a decrease in net interest income of $135,000 to $4.0 million for the three months ended June 30, 2017 from $4.2 million for the three months ended June 30, 2016, a decrease in non-interest income of $50,000 to $718,000 for the three months ended June 30, 2017 from $768,000 for the three months ended June 30, 2016 and an increase in the provision for loan losses of $261,000 to $346,000 for the three months ended June 30, 2017 from $85,000 for the three months ended June 30, 2016. The decreases in income are offset by a decrease in non-interest expense of $87,000 to $3.8 million for the three months ended June 30, 2017 from $3.9 million for the three months ended June 30, 2016, and a decrease of $38,000 in income taxes to $245,000 for the three months ended June 30, 2017 compared to $283,000 for the three months ended June 30, 2016.

Net income decreased $357,000, or 30.1%, to $830,000 for the six months ended June 30, 2017 from net income of $1.2 million for the six months ended June 30, 2016. The decrease in net income is attributable to a decrease in net interest income of $224,000 to $8.1 million for the six months ended June 30, 2017 from $8.3 million for the six months ended June 30, 2016, a decrease in non-interest income of $155,000 to $1.4 million for the six months ended June 30, 2017 from $1.5 million for the six months ended June 30, 2016 and in increase in the provision for loan losses of $239,000 to $699,000 for the six months ended June 30, 2017 from $460,000 for the six months ended June 30, 2016. The decreases in income are offset by a decrease in non-interest expense of $190,000 to $7.6 million for the six months ended June 30, 2017 from $7.8 million for the six months ended June 30, 2016, and a decrease of $71,000 in income taxes to $389,000 for the six months ended June 30, 2017 compared to $460,000 for the six months ended June 30, 2016.

Interest Income. Interest income decreased $38,000, or 0.8%, to $4.7 million for the three months ended June 30, 2017 from $4.8 million for the three months ended June 30, 2016. The average balance of interest-earning assets increased $16.5 million, or 4.0%, to $431.8 million from $415.3 million.

Interest income on loans decreased $99,000, or 2.3%, to $4.3 million for the three months ended June 30, 2017 from $4.4 million for the three months ended June 30, 2016. The average yields on loans decreased 17 basis points to 5.04% for the three months ended June 30, 2017 compared to 5.21% for the three months ended June 30, 2016. The average balance of loans increased $3.1 million, or 0.9%, to $339.5 million for the three months ended June 30, 2017 from $336.4 million for the three months ended June 30, 2016. Income recognized from purchase discounts attributable to the Town Square and Commonwealth acquisitions decreased $95,000, or 47.5%, to $109,000 for the three months ended June 30, 2017 from $204,000 for the three months ended June 30, 2016 and contributed to the decrease in the average yields on loans.

Interest income on investment securities increased $11,000, or 3.1%, to $363,000 for the three months ended June 30, 2017 from $352,000 for the three months ended June 30, 2016. The average yield on securities increased 14 basis points to 2.37% for the three months ended June 30, 2017, compared to 2.23% for the three months ended June 30, 2016. The average balance of investment securities decreased $2.0 million, or 3.2%, to $61.4 million for the three months ended June 30, 2017 from $63.4 million for the three months ended June 30, 2016.

Interest income on restricted stock increased $6,000, or 20.0%, to $36,000 for the three months ended June 30, 2017 from $30,000 for the three months ended June 30, 2016. The average yield on restricted stock increased 73 basis points to 4.41% for the three months ended June 30, 2017 compared to 3.68% for the three months ended June 30, 2016. The average balance of restricted stock remained constant at $3.3 million for the three months ended June 30, 2017 and 2016. Interest income on other interest-earning assets increased $44,000, or 231.6%, to $63,000 for the three months ended June 30, 2017 from $19,000 for the three months ended June 30, 2016. The average yield on other interest-earning assets increased 28 basis points to 0.91% for the three months ended June 30, 2017 compared to 0.63% for the three months ended June 30, 2016. The average balance of other interest earning assets increased $15.4 million, or 127.0%, to $27.6 million for the three months ended June 30, 2017 from $12.2 million for the three months ended June 30, 2016.

Interest income decreased $24,000, or 0.3%, to remain unchanged at $9.5 million for the six months ended June 30, 2017 and 2016. The average balance of interest-earning assets increased $23.8 million, or 5.8%, to $432.7 million from $408.9 million.

Interest income on loans decreased $98,000, or 1.1%, to $8.6 million for the six months ended June 30, 2017 from $8.7 million for the six months ended June 30, 2016. The average yields on loans decreased 25 basis points to 5.07% for the six months ended June 30, 2017 compared to 5.32% for the six months ended June 30, 2016. The average balance of loans increased $12.7 million, or 3.9%, to $341.0 million for the six months ended June 30, 2017 from $328.3 million for the six months ended June 30, 2016. Income recognized from purchase discounts attributable to the Town Square and Commonwealth acquisitions decreased $208,000, or 48.7%, to $219,000 for the six months ended June 30, 2017 from $427,000 for the six months ended June 30, 2016 and contributed to the decrease in the average yields on loans.

Interest income on investment securities decreased $15,000, or 2.1%, to $703,000 for the six months ended June 30, 2017 from $718,000 for the six months ended June 30, 2016. The average yield on securities increased 11 basis points to 2.36% for the six months ended June 30, 2017, compared to 2.25% for the six months ended June 30, 2016. The average balance of investment securities decreased $4.0 million, or 6.3%, to $60.2 million for the six months ended June 30, 2017 from $64.2 million for the six months ended June 30, 2016.

Interest income on restricted stock increased $9,000, or 14.8%, to $70,000 for the six months ended June 30, 2017 from $61,000 for the six months ended June 30, 2016. The average yield on restricted stock increased 57 basis points to 4.31% for the six months ended June 30, 2017 compared to 3.74% for the six months ended June 30, 2016. The average balance of restricted stock remained constant at $3.3 million for the six months ended June 30, 2017 and 2016. Interest income on other interest-earning assets increased $80,000, or 205.1%, to $119,000 for the six months ended June 30, 2017 from $39,000 for the six months ended June 30, 2016. The average yield on other interest-earning assets increased 25 basis points to 0.85% for the six months ended June 30, 2017 compared to 0.60% for the six months ended June 30, 2016. The average balance of other interest earning assets increased $15.2 million, or 116.3%, to $28.3 million for the six months ended June 30, 2017 from $13.1 million for the six months ended June 30, 2016.

Interest Expense. Interest expense increased $97,000, or 16.6%, to $682,000 for the three months ended June 30, 2017 from $585,000 for the three months ended June 30, 2016. Interest expense on interest bearing deposits increased $112,000, or 23.1% to $597,000 for the three months ended June 30, 2017 from $485,000 for the three months ended June 30, 2016. The average balance of interest bearing deposits increased $22.3 million, or 7.5%, to $320.5 million for the three months ended June 30, 2017 from $298.2 million for the three months ended June 30, 2016. The average interest rate paid on interest bearing deposits increased 10 basis points to 0.75% for the three months ended June 30, 2017 compared to 0.65% for the three months ended June 30, 2016. The increase in average balance on interest bearing deposits is primarily attributable to an increase in NOW and money market accounts combined with an increase of $7.9 million in short-term non-brokered deposits acquired in the national market.

Interest expense on FHLB advances, subordinated debentures and other borrowings decreased $15,000, or 15.0%, to $85,000 for the three months ended June 30, 2017 from $100,000 for the three months ended June 30, 2016. The average balance on FHLB advances decreased $10.5 million, or 55.6%, to $8.4 million for the three months ended June 30, 2017 from $18.9 million for the three months ended June 30, 2016. The average interest rate paid on FHLB advances increased 49 basis points to 1.72% from 1.23%. The average balance on subordinated debentures increased $61,000, or 2.2%, to remain unchanged at $2.8 million for the three months ended June 30, 2017 and 2016. The average interest rate paid on subordinated debentures increased 56 basis points to 6.62% for the three months ended June 30, 2017 from 6.06% for the three months ended June 30, 2016. The average balance on other borrowings increased $181,000, or 100.0%, to $181,000 for the three months ended June 30, 2017 from $0 for the three months ended June 30, 2016. The average interest rate paid on other borrowings increased 443 basis points to 4.43% for the three months ended June 30, 2017 from 0.00% for the three months ended June 30, 2016.

Interest expense increased $200,000, or 17.4%, to $1.3 million for the six months ended June 30, 2017 from $1.1 million for the six months ended June 30, 2016. Interest expense on interest bearing deposits increased $222,000, or 23.2% to $1.2 million for the six months ended June 30, 2017 from $957,000 for the six months ended June 30, 2016. The average balance of interest bearing deposits increased $25.0 million, or 8.4%, to $321.9 million for the six months ended June 30, 2017 from $296.9 million for the six months ended June 30, 2016. The average interest rate paid on interest bearing deposits increased 9 basis point to 0.74% for the six months ended June 30, 2017 from 0.65% for the six months ended June 30, 2016. The increase in average balance on interest bearing deposits is primarily attributable to an increase in NOW and money market accounts combined with an increase of $7.9 million in short-term non-brokered deposits acquired in the national market.

Interest expense on FHLB advances, subordinated debentures and other borrowings decreased $22,000, or 11.5%, to $169,000 for the six months ended June 30, 2017 from $191,000 for the six months ended June 30, 2016. The average balance on FHLB advances decreased $6.3 million, or 42.0%, to $8.7 million for the six months ended June 30, 2017 from $14.9 million for the six months ended June 30, 2016. The average interest rate paid on FHLB advances increased 28 basis points to 1.75% for the six months ended June 30, 2017 from 1.47% for the six months ended June 30, 2016. The average balance on subordinated debentures increased $63,000, or 2.3%, to remain at $2.8 million for the six months ended June 30, 2017 and 2016. The average interest rate paid on subordinated debentures increased 59 basis points to 6.53% for the six months ended June 30, 2017 from 5.94% for the six months ended June 30, 2016. The average balance on other borrowings increased $91,000, or 100.0%, to $91,000 for the six months ended June 30, 2017 from $0 for the six months ended June 30, 2016. The average interest rate paid on other borrowings increased 443 basis points to 4.43% for the six months ended June 30, 2017 from 0.00% for the six months ended June 30, 2016.

Net Interest Income. Net interest income decreased $135,000, or 3.2%, to $4.0 million for the three months ended June 30, 2017 from $4.2 million for the three months ended June 30, 2016. The ratio of average interest earning assets to average interest bearing liabilities increased to 130.09% for the three months ended June 30, 2017 from 129.82% for the three months ended June 30, 2016. The interest rate spread decreased 30 basis points to 3.57% for the three months ended June 30, 2017 from 3.87% for the three months ended June 30, 2016. Net interest margin decreased 29 basis points to 3.75% for the three months ended June 30, 2017 from 4.04% for the three months ended June 30, 2016.

Net interest income decreased $224,000, or 2.7%, to $8.1 million for the six months ended June 30, 2017 from $8.3 million for the six months ended June 30, 2016. The ratio of average interest earning assets to average interest bearing liabilities decreased to 129.74% for the six months ended June 30, 2017 from 129.94% for the six months ended June 30, 2016. The interest rate spread decreased 35 basis points to 3.59% for the six months ended June 30, 2017 from 3.94% for the six months ended June 30, 2016. Net interest margin decreased 32 basis points to 3.79% for the six months ended June 30, 2017 from 4.11% for the six months ended June 30, 2016.

Provision for Loan Losses. We recorded $346,000 in provision for loan losses for the three months ended June 30, 2017 compared to $85,000 in provision for loan losses for the three months ended June 30, 2016. The increase in the provision is primarily attributable to charge-offs and the establishment of an allowance of $149,000 on an individual one to four family residential real estate loan.

We recorded $699,000 in provision for loan losses for the six months ended June 30, 2017 and $460,000 provision for loan losses for the six months ended June 30, 2016 primarily due to charge-offs and the establishment of an allowance of $149,000 on an individual one to four family residential real estate loan.

Noninterest Income. Noninterest income decreased $50,000, or 6.5%, to $718,000 for the three months ended June 30, 2017 from $768,000 for the three months ended June 30, 2016. The decrease in noninterest income was primarily attributable to a decrease in loan servicing fees associated with mortgage banking activities of $57,000, or 41.0%, to $82,000 for the three months ended June 30, 2017 from $139,000 for the three months ended June 30, 2016, offset by an increase in service charges on deposits of $10,000, or 1.9%, to $523,000 for the three months ended June 30, 2017 from $513,000 for the three months ended June 30, 2016.

Noninterest income decreased $155,000, or 10.2%, to $1.4 million for the six months ended June 30, 2017 from $1.5 million for the six months ended June 30, 2016. The decrease in noninterest income was attributable to a decrease in loan servicing fees associated with mortgage banking activities of $41,000, or 20.0%, to $164,000 for the six months ended June 30, 2017 from $205,000 for the six months ended June 30, 2016, a decrease in net gains on mortgage loans sold of $24,000, or 24.7%, to $73,000 for the six months ended June 30, 2017 from $97,000 for the six months ended June 30, 2016 and a decrease in net gain on disposal of land and equipment of $76,000 or 82.6%, to $16,000 for the six months ended June 30, 2017 from $92,000 for the six months ended June 30, 2016.

Noninterest Expense. Noninterest expense decreased $87,000, or 2.2%, to $3.8 million for the three months ended June 30, 2017 from $3.9 million for the three months ended 2016. This decrease was primarily attributable to the decrease in salaries and employee benefits of $111,000, or 6.0%, to $1.7 million for the three months ended June 30, 2017 from $1.8 million for the three months ended June 30, 2016, a decrease in professional fees of $54,000, or 39.4%, to $83,000 for the three months ended June 30, 2017 from $137,000 for the three months ended June 30, 2016 and a decrease in occupancy expense of $37,000, or 7.3%, to $471,000 for the three months ended June 30, 2017 from $508,000 for the three months ended June 30, 2016, offset by an increase in data processing of $75,000, or 12.2%, to $691,000 for the three months ended June 30, 2017 from $616,000 for the three months ended June 30, 2016 and an increase in advertising of $33,000, or 48.5% to $101,000 for the three months ended June 30, 2017 from $68,000 for the three months ended June 30, 2016. Advertising expense increased primarily due increased media advertising and target marketing.

Noninterest expense decreased $190,000, or 2.4%, to $7.6 million for the six months ended June 30, 2017 from $7.8 million for the six months ended June 30, 2016. This decrease was primarily due to a decrease of $164,000, or 4.4%, to $3.6 million in salaries and employee benefits for the six months ended June 30, 2017 from $3.7 million for the six months ended June 30, 2016 and a decrease in professional fees of $96,000, or 37.2%, to $162,000 for the six months ended June 30, 2017 from $258,000 for the six months ended June 30, 2016. In addition, federal deposit insurance decreased $49,000, or 42.2%, to $67,000 for the six months ended June 30, 2017 from $116,000 for the six months ended June 30, 2016 due to reduced assessment rates effective July 1, 2016.

The decreases above are offset by an increase in advertising of $99,000, or 85.3%, to $215,000 for the six months ended June 30, 2017 from $116,000 for the six months ended June 30, 2016, an increase in expenses related to foreclosed assets of $32,000, or 27.8%, to $147,000 for the six months ended June 30, 2017 from $115,000 for the six months ended June 30, 2016 and an increase in loan processing and collection of $30,000, or 18.8%, to $190,000 for the six months ended June 30, 2017 from $160,000 for the six months ended June 30, 2016. Advertising expense increased primarily due increased media advertising.

Income Tax Expense. The provision for income taxes decreased $38,000, or 13.4%, to $245,000 for the three months ended June 30, 2017 compared to a $283,000 tax expense for the three months ended June 30, 2016 due to lower pre-tax income for the three months ended June 30, 2017. Our effective tax rate for the three months ended June 30, 2017 was 40.0% compared to 29.1% for the three months ended June 30, 2016 due to tax expense related to nondeductible incentive stock options.

The provision for income taxes decreased $71,000, or 15.4%, to $389,000 for the six months ended June 30, 2017 compared to a $460,000 tax expense for the six months ended June 30, 2016 due to lower pre-tax income for the six months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2016 was 31.9% compared to 27.9% for the six months ended June 30, 2016.

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

During the quarter ended June 30, 2017, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)

Issuer repurchases. The following table sets forth information in connection with repurchases of the Company’s common stock for the period April 1, 2017 through June 30, 2017. On June 2, 2016, Poage Bankshares, Inc. commenced a stock repurchase program. The Board of Directors of Poage Bankshares, Inc. authorized program to repurchase up to 150,000 shares, which represented approximately 3.9% of the Company’s then issued and outstanding shares of common stock through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The Company repurchased 125,681 shares at a weighted average price of $18.18 per share and there remained 24,319 shares to be repurchased under this plan at June 30, 2017.

On December 20, 2016, the Board of Directors of Poage Bankshares, Inc. authorized a new program to repurchase up to 185,000 shares, which represents approximately 5% of the Company’s then issued and outstanding shares of common stock through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. On June 26, 2017, the Company completed the stock program for up to 185,000 shares of common stock at a weighted average price of $19.07 per share.

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

			Total Number	Number of Shares
			of Shares	That May Yet
	Total		Purchased as	Be Purchased
	Number of	Average	Part of	Under Publicly
	Shares	Price Paid	Publicly	Announced
	Purchased	Per Share	Announced Plan	Plan
April 1 - April 30, 2017	2,675	$18.69	2,675	181,687
May 1 - May 31, 2017	7,218	19.32	7,218	174,469
June 1 - June 30, 2017	150,150	19.04	150,150	24,319
Total	160,043	$19.05	160,043

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
number	Description

3.1	Articles of Incorporation of Poage Bankshares, Inc. (1)

3.2	Bylaws of Poage Bankshares, Inc. (2)

31.1	Certification of President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statement of Shareholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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
Date: August 4, 2017

/s/ Bruce VanHorn
Bruce VanHorn
President & Chief Executive Officer

/s/ Jane Gilkerson
Jane Gilkerson
Chief Financial Officer

