Form 10-Q
period 2017-09-30
Poage Bankshares, Inc.
filed 2017-11-14
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2017

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

As of November 14, 2017, the number of shares of the Registrant’s common stock, par value $.01 per share, was 3,522,098.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from financial institutions	$25,822	$24,389
Interest-bearing deposits in other financial institutions	2,490	1,992
Securities available for sale	64,660	58,261
Loans held for sale	-	611
Loans, net of allowance of $3,186 and $2,349	336,237	343,921
Restricted stock, at cost	3,276	3,276
Other real estate owned, net	1,860	718
Premises and equipment, net	10,681	11,115
Company owned life insurance	7,249	7,121
Accrued interest receivable	1,307	1,397
Goodwill	1,277	1,277
Other intangible assets, net	750	1,006
Deferred tax asset, net	1,319	1,454
Other assets	3,273	1,927
Total assets	$460,201	$458,465

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$55,798	$52,288
Interest bearing	319,115	322,420
Total deposits	374,913	374,708
Federal Home Loan Bank advances	10,805	9,332
Subordinated debenture	2,873	2,825
Other borrowings	1,500	-
Accrued interest payable	80	52
Other liabilities	3,995	2,847
Total liabilities	394,166	389,764

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,521,903 and 3,704,704 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	35	37
Additional paid-in-capital	32,417	35,742
Retained earnings	35,223	35,065
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,888)	(1,990)
Accumulated other comprehensive income (loss)	248	(153)
Total shareholders' equity	66,035	68,701
Total liabilities and shareholders' equity	$460,201	$458,465

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$4,297	$4,455	$12,877	$13,134
Taxable securities	255	207	729	703
Tax-exempt securities	116	115	345	336
Federal funds sold and other	113	49	302	149
	4,781	4,826	14,253	14,322
Interest expense
Deposits	629	501	1,808	1,459
Federal Home Loan Bank advances and other borrowings	114	101	283	292
	743	602	2,091	1,751
Net interest income	4,038	4,224	12,162	12,571

Provision for loan losses	947	352	1,646	812
Net interest income after provision for loan losses	3,091	3,872	10,516	11,759

Non-interest income
Service charges on deposits	496	525	1,495	1,531
Other service charges	13	13	39	40
Net gain on disposal of land and equipment	-	-	16	92
Loan servicing fees	55	151	219	357
Gains on mortgage loans sold, net	91	64	165	161
Net gains (losses) on securities	-	-	-	(3)
Income from company owned life insurance	43	45	128	135
Other	6	2	13	14
	704	800	2,075	2,327
Non-interest expense
Salaries and employee benefits	1,599	1,865	5,156	5,586
Occupancy and equipment	458	502	1,403	1,466
Data processing	698	668	1,965	1,991
Federal deposit insurance	32	60	99	176
Loan processing and collection	82	108	272	268
Foreclosed assets, net	67	191	214	306
Advertising	75	121	290	237
Professional fees	303	137	464	395
Other taxes	116	106	352	320
Director fees and expenses	51	44	130	136
Amortization of intangible assets	85	87	256	261
Other	298	297	840	812
	3,864	4,186	11,441	11,954
Income (loss) before income taxes	(69)	486	1,150	2,132
Income tax expense (benefit)	(51)	122	338	581
Net income (loss)	$(18)	$364	$812	$1,551
Earnings (loss) per common share:
Basic	$(0.01)	$0.10	$0.23	$0.43
Dilutive	(0.01)	0.10	$0.23	$0.43
Dividend per share	$0.06	$0.08	$0.18	$0.20

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income (loss)	$(18)	$364	$812	$1,551
Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	(103)	(135)	608	664
Reclassification adjustments for losses recognized in income	-	-	-	3
Net unrealized holding gains (loss) on available for sale securities	(103)	(135)	608	667
Tax effect	35	46	(207)	(227)
Other comprehensive income (loss)	(68)	(89)	401	440
Comprehensive income (loss)	$(86)	$275	$1,213	$1,991

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands except per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity
Balances, January 1, 2017	$37	$35,742	$35,065	$(1,990)	$(153)	$68,701
Net income	-	-	812	-	-	812
Stock repurchases, 188,428 shares repurchased	(2)	(3,646)	-	-	-	(3,648)
Dividends paid ($0.18/share)	-	-	(654)	-	-	(654)
ESOP compensation earned	-	93	-	102	-	195
Stock based compensation expense	-	228	-	-	-	228
Exercise of stock options, 5,627 shares exercised, net	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	401	401
Balances, September 30, 2017	$35	$32,417	$35,223	$(1,888)	$248	$66,035

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands except per share data)

	Nine months ended
	September 30,
	2017	2016
Operating activities:
Net income	$812	$1,551
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	569	583
Provision for loan losses	1,646	812
ESOP compensation expense	195	177
Stock based compensation expense	228	301
Loss on securities	-	3
Net gain on sale of premises and equipment	(16)	(92)
Loss on sale and write-downs of other real estate owned	126	182
(Gain) Loss on sale of repossessed assets	6	5
Loss on fictitious loans	25	-
Amortization of core deposit intangible	256	261
Accretion of fair value adjustments related to loans	(303)	(594)
Accretion of fair value adjustments related to deposits	(49)	(49)
Amortization of fair value related to subordinated debenture	48	48
Net amortization on securities	97	209
Deferred income tax expense (benefit)	(72)	472
Net gain on mortgage banking activities	(165)	(161)
Origination of loans held for sale	(5,475)	(6,067)
Proceeds from loans held for sale	6,251	5,885
Increase in cash value of life insurance	(128)	(135)
Change in asset and liabilities, net assets and liabilities acquired:
Accrued interest receivable	90	(55)
Other assets	58	311
Accrued interest payable	28	63
Other liabilities	1,148	1,533
Net cash provided by operating activities	5,375	5,243

Investing activities:
Net increase in interest-bearing deposits with other institutions	(498)	-
Securities available for sale:
Proceeds from calls	65	6,655
Proceeds from maturities	435	-
Purchases	(11,762)	(5,565)
Principal payments received	5,374	5,541
Loan originations and principal payments on loans, net	2,738	(26,785)
Proceeds from the sale of other real estate owned	856	1,184
Proceeds from the sale of repossessed assets	44	-
Proceeds from the sale of premises and equipment	54	-
Purchase of premises and equipment, net	(173)	(403)
Net cash used in investing activities	(2,867)	(19,373)

Financing activities:
Net change in deposits	254	16,714
Proceeds from other borrowings	1,500	-
Proceeds from Federal Home Loan Bank borrowings	13,000	80,500
Payments on Federal Home Loan Bank borrowings	(11,527)	(83,510)
Cash dividend paid	(654)	(762)
Stock repurchases	(3,648)	(3,195)
Net cash provided by (used in) financing activities	(1,075)	9,747

Net increase (decrease) in cash and cash equivalents	1,433	(4,383)

Cash and cash equivalents at beginning of period	24,389	23,876

Cash and cash equivalents at the end of the period	$25,822	$19,493

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and debt	$2,064	$1,689
Income taxes (refund) payment	250	(450)
Other real estate owned and other repossessed assets acquired in settlement of loans	$2,124	$1,196
Loans provided for sales of real estate owned	$-	$142

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2017 and December 31, 2016 and the results of operations and cash flows for the interim periods ended September 30, 2017 and 2016. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Newly Issued Accounting Standards Not Yet Effective

In May 2014, the FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU's requires that revenue from contracts with clients be recognized upon transfer of control of a good or service in the amount of consideration expected to be received and changes the accounting for certain contract costs, including whether they may be offset against revenue in the statements of income, and requires additional disclosures about revenue and contract costs. The ASU may be adopted using either a modified retrospective method or a full retrospective method. Poage intends to adopt the ASU during the first quarter of 2018, as required, using a modified retrospective approach. Poage’s preliminary analysis suggests that the adoption of this accounting guidance is not expected to have a material impact on the Company's consolidated financial statements as the majority of its revenue stream is generated from financial instruments which are not within the scope of this ASU. While the Company believes this ASU will have an immaterial impact, it continues to evaluate this ASU for changing facts and circumstances in the Company's consolidated operations as the effective date approaches.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2017. The adoption of ASU No. 2016-01 is not expected to have a material effect on the Company’s consolidated operating results or financial condition.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (the ASU), which introduces the current expected credit losses methodology. Among other things, the ASU requires the measurement of all expected credit losses for financial assets, including loans and available-for-sale debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new model will require institutions to calculate all probable and estimable losses that are expected to be incurred through the loan's entire life. ASU 2016-13 also requires the allowance for credit losses for purchased financial assets with credit deterioration since origination to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as credit loss expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2019. Early application will be permitted for fiscal years beginning after December 15, 2018. Management has formed a steering committee that is evaluating the data gathering requirements, available economic forecasting and loss estimation models and potential software that would be employed by the Company to facilitate the adoption of this guidance and its required disclosures on the Company financial statements. Upon adoption, management anticipates an initial one-time increase in the allowance for loan losses along with a corresponding decrease in capital as permitted by the standard.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fee and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer. The amendments requires the premium for certain callable debt securities to be amortized to the earliest call date. The amendments are effective for public companies for annual periods beginning after December 15, 2019. The adoption of ASU No. 2017-08 is not expected to have a material effect on the Company’s consolidated operating results or financial condition.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting which amends the scope of modification accounting for share-based payment arrangements. The ASU provided guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation—Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments are effective for public companies for annual periods beginning after December 15, 2017. The adoption of ASU No. 2017-09 is not expected to have a material effect on the Company’s consolidated operating results or financial condition.

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

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at September 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2017
States and political subdivisions	$19,205	$342	$(16)	$19,531
U.S. Government agencies and sponsored entities	3,500	-	(55)	3,445
Government sponsored entities residential mortgage-backed:
FHLMC	10,983	112	(10)	11,085
FNMA	15,728	70	(26)	15,772
Collateralized mortgage obligations	5,486	3	(54)	5,435
SBA loan pools	9,383	39	(30)	9,392
Total securities	$64,285	$566	$(191)	$64,660

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
States and political subdivisions	$19,785	$291	$(184)	$19,892
U.S. Government agencies and sponsored entities	3,500	-	(37)	3,463
Government sponsored entities residential mortgage-backed:
FHLMC	10,954	29	(88)	10,895
FNMA	11,349	19	(108)	11,260
Collateralized mortgage obligations	5,495	-	(89)	5,406
SBA loan pools	7,411	9	(75)	7,345
Total securities	$58,494	$348	$(581)	$58,261

There were no sales of securities for the three and nine months ended September 30, 2017 and 2016.

The amortized cost and fair value of the securities portfolio at September 30, 2017 are shown in the following table by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	September 30,
	2017
	Amortized	Fair
	Cost	Value

Within one year	$1,449	$1,453
One to five years	8,536	8,520
Five to ten years	9,799	10,038
Beyond ten years	2,921	2,965
Mortgage-backed securities and collateralized mortgage obligations	32,197	32,292
SBA loan pools	9,383	9,392
Total	$64,285	$64,660

The following table summarizes the securities with unrealized losses at September 30, 2017 and December 31, 2016, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2017
States and political subdivisions	$1,747	$(4)	$1,065	$(12)	$2,812	$(16)
U.S. Government agencies and sponsored entities	3,444	(55)	-	-	3,444	(55)
Government sponsored entities residential mortgage backed:
FHLMC	2,684	(10)	-	-	2,684	(10)
FNMA	6,210	(26)	-	-	6,210	(26)
Collateralized mortgage obligations	1,408	(5)	3,052	(49)	4,460	(54)
SBA loan pools	4,593	(30)	-	-	4,593	(30)
Total available-for-sale securities	$20,086	$(130)	$4,117	$(61)	$24,203	$(191)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2016
States and political subdivisions	$6,952	$(184)	$296	$-	$7,248	$(184)
U.S. Government agencies and sponsored entities	3,463	(37)	-	-	3,463	(37)
Government sponsored entities residential mortgage backed:
FHLMC	6,479	(88)	-	-	6,479	(88)
FNMA	6,930	(108)	-	-	6,930	(108)
Collateralized mortgage obligations	2,671	(33)	2,735	(56)	5,406	(89)
SBA loan pools	5,865	(75)	-	-	5,865	(75)
Total available-for-sale securities	$32,360	$(525)	$3,031	$(56)	$35,391	$(581)

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

NOTE 3 – LOANS

Loans at September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30,	December 31,
	2017	2016
Real estate:
One to four family	$171,791	$177,801
Multi-family	7,310	6,823
Commercial real estate	82,077	83,169
Construction and land	12,685	11,019
	273,863	278,812

Commercial and industrial	36,962	38,747

Consumer
Home equity loans and lines of credit	10,969	10,655
Motor vehicle	10,502	10,624
Other	7,612	7,877
	29,083	29,156

Total	339,908	346,715
Less: Net deferred loan fees	485	445
Allowance for loan losses	3,186	2,349
	$336,237	$343,921

On September 12, 2017, the Bank uncovered evidence of suspected fraud involving the origination of fictitious loans by an employee of the Bank. The Bank has informed its fidelity blanket bond insurer of the suspected fraud and engaged an outside firm to perform a forensic audit. To date, the Bank believes it has identified suspected fraudulent loans totaling approximately $1.4 million, but this amount may change based on the results of the ongoing investigation. It is the Company’s conclusion, based on the advice of qualified outside legal counsel, that the bond should provide indemnity for the lost principal of $1.4 million, less a $25,000 deductible, and it is probable that the Bank will recover its loss. The Company recorded a receivable on insurance proceeds in other assets and a net loss of $25,000 in other expenses during the three months ended September 30, 2017.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2017 and December 31, 2016. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

September 30, 2017

	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total
Real estate	$222	$-	$2,388	$2,610	$4,862	$1,664	$267,337	$273,863
Commercial and industrial	45	-	320	$365	68	-	36,894	36,962
Consumer	-	-	211	$211	32	-	29,051	29,083
Unallocated	-	-	-	-	-	-	-	-
Total	$267	$-	$2,919	$3,186	$4,962	$1,664	$333,282	$339,908

December 31, 2016

	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total
Real estate	$23	$-	$1,923	$1,946	$4,844	$1,871	$272,097	$278,812
Commercial and industrial	7	-	211	218	89	-	38,658	38,747
Consumer	-	-	185	185	40	1	29,115	29,156
Unallocated	-	-	-	-	-	-	-	-
Total	$30	$-	$2,319	$2,349	$4,973	$1,872	$339,870	$346,715

The following table presents information related to impaired loans by class of loans as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Real Estate:
One to four family	$632	$601	$-	$883	$883	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	3,504	3,363	-	3,780	3,726	-
Construction and land	184	184	-	193	193	-
Commercial and industrial	23	23	-	270	82	-
Consumer:
Home equity and lines of credit	32	32	-	40	40	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$4,375	$4,203	$-	$5,166	$4,924	$-

With a related allowance recorded:
Real Estate:
One to four family	$817	$714	$222	$42	$42	$23
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	45	45	45	7	7	7
Consumer:
Home equity and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	862	759	267	49	49	30
Total	$5,237	$4,962	$267	$5,215	$4,973	$30

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality. For purposes of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following tables present the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Real Estate:
One to four family	$2,345	$1	$1	$698	$1	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	3,358	29	29	3,089	32	-
Construction and land	169	2	2	-	-	-
Commercial and industrial	96	1	1	1,001	6	-
Consumer:
Home equity and lines of credit	33	-	-	40	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$6,001	$33	$33	$4,828	$39	$-

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Real Estate:
One to four family	$1,710	$16	$16	$854	$7	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	2,991	99	94	1,287	101	-
Construction and land	122	6	5	-	-	-
Commercial and industrial	196	1	1	499	31	-
Consumer:
Home equity and lines of credit	32	-	-	23	1	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$5,051	$122	$116	$2,663	$140	$-

The following tables set forth an analysis of our allowance for loan losses for the three and nine months ended September 30, 2017 and 2016 (in thousands):

Three months ended		Commercial
September 30, 2017	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$2,244	$233	$210	$-	$2,687
Provision for loan losses	811	123	13	-	947
Loans charged-off	(449)	-	(27)	-	(476)
Recoveries	4	9	15	-	28
Total ending allowance balance	$2,610	$365	$211	$-	$3,186

Nine months ended		Commercial
September 30, 2017	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,946	$218	$185	$-	$2,349
Provision for loan losses	1,397	134	115	-	1,646
Loans charged-off	(742)	(23)	(137)	-	(902)
Recoveries	9	36	48	-	93
Total ending allowance balance	$2,610	$365	$211	$-	$3,186

Three months ended		Commercial
September 30, 2016	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,797	$126	$144	$-	$2,067
Provision for loan losses	249	58	45	-	352
Loans charged-off	(83)	-	(51)	-	(134)
Recoveries	7	5	20	-	32
Total ending allowance balance	$1,970	$189	$158	$-	$2,317

Nine months ended		Commercial
September 30, 2016	Real Estate	and Industrial	Consumer	Unallocated	Total

Allowance for loan losses:
Beginning balance	$1,676	$77	$105	$-	$1,858
Provision for loan losses	527	151	134	-	812
Loans charged-off	(250)	(77)	(165)	-	(492)
Recoveries	17	38	84	-	139
Total ending allowance balance	$1,970	$189	$158	$-	$2,317

Nonaccrual loans, and loans past due 90 days still on accrual status, consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual status, by class of loans, as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$2,882	$-	$3,428	$-
Multi-family	-	-	-	-
Commercial real estate	1,337	-	970	-
Construction and land	36	-	41	-
Commercial and industrial	28	-	90	-
Consumer:
Home equity loans and lines of credit	167	-	155	-
Motor vehicle	30	-	-	-
Other	19	-	5	-
Total	$4,499	$-	$4,689	$-

The following tables present the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016 by class of loans. Non-accrual loans of $4.5 million as of September 30, 2017 and $4.7 million at December 31, 2016 are included in the tables below and have been categorized based on their payment status (in thousands):

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
September 30, 2017
Real estate:
One to four family	$1,286	$227	$1,144	$2,657	$946	$168,188	$171,791
Multi-family	-	-	-	-	-	7,310	7,310
Commercial real estate	535	-	1,019	1,554	718	79,805	82,077
Construction and land	-	-	-	-	-	12,685	12,685
Commercial and industrial	532	20	19	571	-	36,391	36,962
Consumer:
Home equity loans and lines of credit	-	68	99	167	-	10,802	10,969
Motor vehicle	59	-	19	78	-	10,424	10,502
Other	14	3	11	28	-	7,584	7,612
Total	$2,426	$318	$2,311	$5,055	$1,664	$333,189	$339,908

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2016
Real estate:
One to four family	$899	$454	$1,679	$3,032	$1,013	$173,756	$177,801
Multi-family	-	-	-	-	-	6,823	6,823
Commercial real estate	101	-	465	566	858	81,745	83,169
Construction and land	41	-	-	41	-	10,978	11,019
Commercial and industrial	1	47	76	124	-	38,623	38,747
Consumer:
Home equity loans and lines of credit	-	1	155	156	-	10,499	10,655
Motor vehicle	40	15	-	55	-	10,569	10,624
Other	2	20	-	22	1	7,854	7,877
Total	$1,084	$537	$2,375	$3,996	$1,872	$340,847	$346,715

Troubled Debt Restructurings:

As of September 30, 2017, the Company had a recorded investment in six TDRs which totaled $3.3 million. There were three TDRs which totaled $3.2 million at December 31, 2016. A less than market rate and extended term was granted as concessions for TDRs. No additional charge-off has been made for the loan relationships. No additional commitments to lend have been made to the borrower. The Company has allocated $20,000 and $0 of specific allowance for the loan relationships at September 30, 2017 and December 31, 2016.

September 30, 2017	TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$143	$16	$159
Multi-family	-	-	-
Commercial real estate	942	2,195	3,137
Construction and land	-	-	-
Commercial and industrial	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$1,085	$2,211	$3,296

December 31, 2016	TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$-	$17	$17
Multi-family	-	-	-
Commercial real estate	166	3,047	3,213
Construction and land	-	-	-
Commercial and industrial	19	-	19
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$185	$3,064	$3,249

The following table presents TDRs that occurred during the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three months ended September 30, 2017			Three months ended September 30, 2016
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
One to four family	-	$-	$-	-	$-	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	2	3,053	3,053
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	-	$-	$-	2	$3,053	$3,053

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
One to four family	2	$148	$148	1	$17	$17
Multi-family	-	-	-	-	-	-
Commercial real estate	1	117	117	2	3,053	3,053
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	3	$265	$265	3	$3,070	$3,070

There were 2 TDRs considered to be in default within twelve months of modification as of September 30, 2017. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults that occurred during the three months ended September 30, 2017 and 2016. The following table includes defaults that occurred during the nine months ended September 30, 2017 and 2016 which were within twelve months of modification.

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	TDRs on	Other	Total	TDRs on	Other	Total
(in thousands)	Non-accrual	TDRs	TDRs	Non-accrual	TDRs	TDRs
Real Estate:
One to four family	$114	$-	$114	$-	$-	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	833	-	833	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$947	$-	$947	$-	$-	$-

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
September 30, 2017	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$164,772	$1,409	$5,610	$-	$-	$171,791
Multi-family	7,310	-	-	-	-	7,310
Commercial real estate	74,466	2,484	5,127	-	-	82,077
Construction and land	12,501	-	184	-	-	12,685
Commercial and industrial	30,665	420	5,837	40	-	36,962
Home equity loans and lines of credit	10,708	-	261	-	-	10,969
Motor vehicle	10,391	22	89	-	-	10,502
Other	7,603	1	8	-	-	7,612
Total	$318,416	$4,336	$17,116	$40	$-	$339,908

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$171,109	$2,167	$4,525	$-	$-	$177,801
Multi-family	6,823	-	-	-	-	6,823
Commercial real estate	74,267	4,048	4,854	-	-	83,169
Construction and land	10,826	-	193	-	-	11,019
Commercial and industrial	36,172	1,802	773	-	-	38,747
Home equity loans and lines of credit	10,478	6	171	-	-	10,655
Motor vehicle	10,594	2	28	-	-	10,624
Other	7,872	-	5	-	-	7,877
Total	$328,141	$8,025	$10,549	$-	$-	$346,715

There were $1.7 million and $1.9 million purchased credit impaired (“PCI”) loans included in substandard loans at September 30, 2017 and December 31, 2016, respectively.

The Company holds purchased loans without evidence of credit quality deterioration. In addition, the Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable that all contractually required payments would not be collected. A summary of non-impaired purchased loans and credit-impaired purchased loans with the carrying amount of those loans is as follows at September 30, 2017 and December 31, 2016 (in thousands):

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of September 30, 2017	Loans	Loans
Real estate:
One to four family	$26,803	$946
Multi-family	2,011	-
Commercial real estate	16,035	718
Construction and land	521	-
Commercial and industrial	1,733	-
Consumer loans:
Home equity loans and lines of credit	1,091	-
Motor vehicle	62	-
Other	556	-
Total loans	$48,812	$1,664

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of December 31, 2016	Loans	Loans
Real estate:
One to four family	$30,449	$1,013
Multi-family	2,115	-
Commercial real estate	19,278	858
Construction and land	652	-
Commercial and industrial	2,783	-
Consumer loans:
Home equity loans and lines of credit	1,433	-
Motor vehicle	202	-
Other	706	1
Total loans	$57,618	$1,872

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016.

The following table presents the composition of the acquired loans at September 30, 2017:

As of September 30, 2017

	Contractual	Remaining	Carrying
(in thousands)	Amount	Discount	Amount
Real estate:
One to four family	$28,144	$(395)	$27,749
Multi-family	2,017	(6)	2,011
Commercial real estate	16,960	(207)	16,753
Construction and land	523	(2)	521
Commercial and industrial	1,738	(5)	1,733
Consumer loans:
Home equity loans and lines of credit	1,096	(5)	1,091
Motor vehicle	62	-	62
Other	558	(2)	556
Total loans	$51,098	$(622)	$50,476

The following tables presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of September 30, 2017 and December 31, 2016.

(in thousands)	September 30, 2017	December 31, 2016

Carrying amount	$1,664	$1,872
Non-accretable difference	258	272
Accretable yield	113	146
Contractually-required principal and interest payments	$2,035	$2,290

The Company adjusted interest income to recognize $9,000 and $33,000 for the three and nine months ended September 30, 2017 of accretable yield on credit-impaired purchased loans. The Company adjusted interest income to recognize $42,000 and $128,000 for the three and nine months ended September 30, 2016 of accretable yield on credit-impaired purchased loans.

Accretable yield, or income expected to be collected, is as follows for the nine months ended September 30, 2017 and 2016 (in thousands):

	2017	2016

Balance at January 1	$146	$292
New Loans Purchased	-	-
Accretion of income	(33)	(128)
Reclassifications from nonaccretable difference	-	-
Disposals	-	-
Balance at September 30	$113	$164

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the FHLB at September 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Maturities December 2017 through January 2029, fixed rate at rates from 1.22% to 4.27%, weighted average rate of 1.69% at September 30, 2017 and 1.80% at December 31, 2016	$10,805	$9,332

Payments contractually required over the next five years are as follows as of September 30, 2017 (in thousands):

September 30,
2018	$9,685
2019	632
2020	93
2021	79
2022	67
Thereafter	249
Total	$10,805

Other borrowings at September 30, 2017 were $1.5 million. There were no other borrowings at December 31, 2016. On June 16, 2016, Poage Bankshares, Inc. executed a $2.0 million commercial line of credit secured with Town Square Bank common stock, with an unaffiliated lender. The initial variable rate on the line of credit was 4.0% with an interest rate equal to the Wall Street Prime plus 0.50%. On June 20, 2017, the Company borrowed $1.5 million for general working capital purposes and stock repurchases. At September 30, 2017, the interest rate on the line of credit was 4.75%. The line of credit matures June 16, 2018.

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

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less estimated costs to sell. Fair values are generally based on third party appraisals of the property resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less estimated costs to sell, an impairment loss is recognized.

Assets and liabilities measured at fair value on a recurring basis, at September 30, 2017 and December 31, 2016, are as follows (in thousands):

	Fair Value Measurements at
	September 30, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$19,531	$-	$19,531	$-
U.S. Government agencies and sponsored entities	3,445	-	3,445	-
Mortgage backed securities: residential	26,857	-	26,857	-
Collateralized mortgage obligations	5,435	-	5,435	-
SBA loan pools	9,392	-	9,392	-
Total securities	$64,660	$-	$64,660	$-

	Fair Value Measurements at
	December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$19,892	$-	$19,892	$-
U.S. Government agencies and sponsored entities	3,463	-	3,463	-
Mortgage backed securities: residential	22,155	-	22,155	-
Collateralized mortgage obligations	5,406	-	5,406	-
SBA loan pools	7,345	-	7,345	-
Total securities	$58,261	$-	$58,261	$-

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2017.

Assets measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016 are summarized below (in thousands):

	Fair Value Measurements at
	September 30, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans
Residential real estate, net	$509	$-	$-	$509

Other real estate owned
Residential real estate, net	$214	$-	$-	$214
Commercial real estate, net	46	-	-	46

	Fair Value Measurements at
	December 31, 2016 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Residential real estate, net	$613	$-	$-	$613
Commercial real estate, net	250	-	-	250
Commercial and industrial, net	58	-	-	58

Other real estate owned
Residential real estate, net	$268	$-	$-	$268
Commercial real estate, net	8	-	-	8

Commercial and residential real estate properties classified as OREO are measured at fair value, less estimated costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Appraisals for real estate properties classified as other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Bank’s management. The appraisal values are discounted to allow for estimated selling expenses and fees, and the discounts range from 5% to 10%.

At September 30, 2017, impaired loans recorded at fair value had a net carrying amount of $509,000 equal to the outstanding balance of $776,000, net of a valuation allowance of $267,000. At December 31, 2016, impaired loans recorded at fair value had a net carrying amount of $921,000 equal to the outstanding balance of $951,000, net of a valuation allowance of $30,000. There were charge-offs of $353,000 and $391,000 for the three and nine months ended September 30, 2017, and $0 and $31,000 for the three and nine months ended September 30, 2016. There Company recorded provisions of $294,000 and $488,000 for the three and nine months ended September 30, 2017, and $10,000 and $80,000 for the three and nine months ended September 30, 2016.

At September 30, 2017, OREO recorded at fair value had a net carrying amount of $260,000 equal to the outstanding balance of $362,000, net of a valuation allowance of $102,000. There were $42,000 in write-downs for the three months ended September 30, 2017 and $100,000 in write-downs for the nine months ended September 30, 2017. There were $34,000 in write-downs for the three months ended September 30, 2016 and $48,000 in write-downs for the nine months ended September 30, 2016. At December 31, 2016, other real estate owned recorded at fair value had a net carrying amount of $276,000, equal to the outstanding balance of $390,000, net of a valuation allowance of $114,000.

The carrying amounts and estimated fair values of financial instruments at September 30, 2017 and December 31, 2016 are as follows (in thousands):

		Fair Value Measurements
	Carrying
September 30, 2017	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$25,822	$25,822	$-	$-	$25,822
Interest-bearing deposits	2,490	-	2,502	-	2,502
Securities	64,660	-	64,660	-	64,660
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans, net	336,237	-	-	340,373	340,373
Accrued interest receivable	1,307	-	333	974	1,307

Financial liabilities
Deposits	$374,913	$209,701	$165,031	$-	$374,732
Other borrowings	1,500	-	1,500	-	1,500
Federal Home Loan Bank advances	10,805	-	10,810	-	10,810
Subordinated debenture	2,873	-	2,403	-	2,403
Accrued interest payable	80	-	80	-	80

		Fair Value Measurements
	Carrying
December 31, 2016	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$24,389	$24,389	$-	$-	$24,389
Interest bearing deposits	1,992	-	1,992	-	1,992
Securities	58,261	-	58,261	-	58,261
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	611	-	611	-	611
Loans, net	343,921	-	-	341,288	341,288
Accrued interest receivable	1,397	-	300	1,097	1,397

Financial liabilities
Deposits	$374,708	$164,914	$179,266	$-	$344,180
Federal Home Loan Bank advances	9,332	5,004	4,454	-	9,458
Subordinated debenture	2,825	-	2,825	-	2,825
Accrued interest payable	52	-	52	-	52

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

There were no contributions to the ESOP for the three and nine months ended September 30, 2017 and 2016.

Shares held by the ESOP at September 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	September 30,	December 31,
	2017	2016
Allocated to participants	64,148	54,165
Committed to be released	10,152	13,501
Unearned	188,806	198,958
Total ESOP shares	263,106	266,624

Fair value of unearned shares	$3,417	$3,740

NOTE 7 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three and nine months ended September 30, 2017 and 2016, were as follows (dollar amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic
Net income (loss)	$(18)	$364	$812	$1,551
Less: Earnings (loss) allocated to participating securities	-	3	5	16
Net income (loss) available to common shareholders	$(18)	$361	807	1,535

Weighted average common shares outstanding	3,522,121	3,764,946	3,627,092	3,808,622
Less: Average unallocated ESOP shares	191,037	204,571	194,388	207,922
Average participating shares	15,357	31,098	21,170	39,139
Average shares	3,315,727	3,529,277	3,411,534	3,561,561

Basic earnings (loss) per common share	$(0.01)	$0.10	$0.23	$0.43

Diluted
Net income (loss) available to common shareholders	$(18)	$361	$807	$1,535

Weighted average common shares outstanding for basic earnings per common share	3,315,727	3,529,277	3,411,534	3,561,561
Add: Dilutive effects of assumed exercises of stock options	-	31,012	29,765	20,744
Average shares and dilutive potential common shares	3,315,727	3,560,289	3,441,299	3,582,305

Diluted earnings (loss) per common share	$(0.01)	$0.10	$0.23	$0.43

All stock were considered anti-dilutive for the three months ended September 30, 2017. There were no stock options considered antidilutive for the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016.

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

The following table summarizes stock option activity for the nine months ended September 30, 2017:

		Weighted Average
	Options	Exercise Price

Outstanding -December 31, 2016	179,900	$14.92
Granted	-	-
Exercised and settled	(37,050)	14.99
Forfeited	-	-
Outstanding -September 30, 2017	142,850	$14.90

Fully vested and exercisable at September 30, 2017	100,600
Fully vested and exercisable at December 31, 2016	101,400
Expected to vest in future periods	42,250

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. At September 30, 2017, 142,850 options were outstanding and 100,600 options were fully vested and exercisable with intrinsic value of $457,000 and $322,000, respectively. At December 31, 2016, 179,900 options were outstanding and 101,400 options were fully vested and exercisable with intrinsic value of $698,000 and $393,000, respectively.

During the nine months ended September 30, 2017, 36,250 options vested. Stock-based compensation expense for stock options included in salaries and benefits for the three and nine months ended September 30, 2017 and 2016 was $18,000, $54,000, $18,000 and $68,000, respectively. Total unrecognized compensation cost related to non-vested stock options was $58,000 at September 30, 2017 and $112,000 at December 31, 2016 and is expected to be recognized over a period of 2.6 years. During the nine months ended September 30, 2017, the aggregate intrinsic value of the options exercised under the plan was $164,000 determined as of the date of the option exercise.

The following table summarizes non-vested restricted stock activity for the nine months ended September 30, 2017:

Balance -December 31, 2016	30,471
Granted	-
Forfeited	-
Vested	(15,114)
Balance -September 30, 2017	15,357

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three and nine months ended September 30, 2017 and 2016 was $58,000, $173,000, $55,000 and $233,000, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $126,000 at September 30, 2017 and $299,000 at December 31, 2016 and is expected to be recognized over a weighted-average period of 1.1 years.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table is changes in Accumulated Other Comprehensive Income by component, net of tax, for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities
	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning balance	$316	$913	$(153)	$384

Other comprehensive income (loss), net of tax before reclassification	(68)	(89)	401	438

Amounts reclassified from accumulated other comprehensive income for loss on call of securities, net of tax expense of $0, $0, $0 and $1 respectively	-	-	-	2

Net current period other comprehensive income (loss)	(68)	(89)	401	440

Ending Balance	$248	$824	$248	$824

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which can be identified by the use of such words as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” and similar expressions. These forward-looking statements include, but are not limited to:

>	statements of our goals, intentions and expectations;
>	statements regarding our business plans and prospects and growth and operating strategies;
>	statements regarding the credit quality of our loan and investment portfolios;
>	estimates of our risks and future costs and benefits;
>	non-historical statements about our financial condition, results of operations and business.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total assets at September 30, 2017 increased $1.7 million, or 0.4%, to $460.2 million from $458.5 million at December 31, 2016. The increase was attributed to an increase of $1.5 million in other borrowings.

Cash and Cash equivalents increased by $1.4 million, or 5.9%, to $25.8 million at September 30, 2017 from $24.4 million at December 31, 2016. The increase in cash was primarily attributable to an increase in other borrowings.

Interest-bearing deposits in other financial institutions increased $498,000, or 25.0%, to $2.5 million at September 30, 2017 from $2.0 million at December 31, 2016 due to the purchase of a certificate of deposit.

Securities available for sale increased by $6.4 million, or 11.0%, to $64.7 million at September 30, 2017 from $58.3 million at December 31, 2016. This increase is primarily due to $11.8 million in purchases and an increase of $608,000 in unrealized gain on securities held for sale, offset by maturities, calls and principal payments of $5.9 million.

Loans held for sale decreased $611,000, or 100.0%, to $0 at September 30, 2017 from $611,000 at December 31, 2016 due to a decrease in secondary market mortgage lending activity.

Loans, net, decreased $7.7 million, or 2.2%, to $336.2 million at September 30, 2017 from $343.9 million at December 31, 2016. The decrease was primarily attributable to a decrease in one to four family, commercial real estate and commercial and industrial loans, offset by an increase in construction and land loans. Non-performing loans decreased $200,000, or 4.1%, to $4.5 million at September 30, 2017 from $4.7 million at December 31, 2016.

Deposits increased $205,000 or 0.1%, to $374.9 million at September 30, 2017 from $374.7 million at December 31, 2016. The increase was attributable to an increase of $3.5 million in savings accounts and money market accounts, offset by a decrease of $3.3 million in certificates of deposits.

Federal Home Loan Bank advances increased $1.5 million, or 15.8%, to $10.8 million at September 30, 2017 from $9.3 million at December 31, 2016.

Other borrowings increased by $1.5 million, or 100%, to $1.5 million at September 30, 2017 from $0 at December 31, 2016 for general working capital purposes. On September 16, 2016, Poage Bankshares, Inc. executed a $2.0 million commercial line of credit secured with Town Square Bank common stock, with an unaffiliated lender. On September 30, 2017, the interest rate on the line of credit was 4.50%.

Subordinated debenture increased by $48,000, or 1.7%, to $2.9 million at September 30, 2017 from $2.7 million at December 31, 2016 due to the amortization of the fair value related to the subordinated debenture assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of 4,124 trust preferred securities with a liquidation amount of $1,000 per security. The subordinated debt of $2.9 million is shown as a liability because the Company is not considered the primary beneficiary of the Trust. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 3.15% at September 30, 2017.

Total shareholders’ equity decreased by $2.7 million, or 3.9%, to $66.0 million at September 30, 2017 from $68.7 million at December 31, 2016. The decrease resulted from the repurchase of common stock totaling $3.6 million and the payment of cash dividends totaling $654,000, offset by net income of $812,000, an increase in accumulated other comprehensive income of $401,000 and an increase in additional paid-in capital of $423,000 related to the stock based compensation plans.

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

	For the Three Months Ended September 30,
	2017			2016
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
Assets:
Interest earning assets:
Loans	$339,956	$4,297	5.01%	$344,546	$4,455	5.14%
Investment securities	63,809	371	2.31%	59,414	322	2.16%
Restricted Stock	3,276	40	4.84%	3,276	30	3.64%
Other interest earning assets	27,280	73	1.06%	13,164	19	0.57%
Total interest earning assets	434,321	4,781	4.37%	420,400	4,826	4.57%

Non-interest earning assets	25,096			27,437
Total assets	459,417			447,837

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	155,047	114	0.29%	140,453	62	0.18%
Certificates of deposit	165,065	515	1.24%	161,467	439	1.08%
Total interest bearing deposits	320,112	629	0.78%	301,920	501	0.66%

FHLB advances	10,932	47	1.71%	19,559	58	1.18%
Subordinated debenture	2,865	49	6.79%	2,800	43	6.11%
Other borrowings	1,500	18	4.76%	-	-	-
Total borrowings	15,297	114	2.96%	22,359	101	1.80%

Total interest bearing liabilities	335,409	743	0.88%	324,279	602	0.74%

Non-interest bearing liabilities:
Non-interest bearing deposits	53,710			48,860
Accrued interest payable	148			163
Other liabilities	3,688			3,572
Total non-interest bearing liabilities	57,546			52,595
Total liabilities	392,955			376,874

Total equity	66,462			70,963
Total liabilities and equity	459,417			447,837

Net interest income		4,038			4,224
Interest rate spread			3.49%			3.83%
Net interest margin			3.69%			4.00%
Average interest-earning assets to average interest-bearing liabilities			129.49%			129.64%

	For the Nine Months Ended September 30,
	2017			2016
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
Assets:
Interest earning assets:
Loans	$340,625	$12,877	5.05%	$333,755	$13,134	5.26%
Investment securities	61,414	1,074	2.34%	62,622	1,039	2.22%
Restricted Stock	3,276	110	4.49%	3,276	91	3.71%
Other interest earning assets	27,773	192	0.92%	13,339	58	0.58%
Total interest earning assets	433,088	14,253	4.40%	412,992	14,322	4.63%

Non-interest earning assets	25,480			27,462
Total assets	458,568			440,454

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	151,661	308	0.27%	138,145	184	0.18%
Certificates of deposit	169,648	1,500	1.18%	160,470	1,275	1.06%
Total interest bearing deposits	321,309	1,808	0.75%	298,615	1,459	0.65%

FHLB advances	9,430	122	1.73%	16,493	167	1.35%
Subordinated debenture	2,849	141	6.62%	2,785	125	6.00%
Other borrowings	566	20	4.72%	-	-	-
Total borrowings	12,845	283	2.95%	19,278	292	2.02%

Total interest bearing liabilities	334,154	2,091	0.84%	317,893	1,751	0.74%

Non-interest bearing liabilities:
Non-interest bearing deposits	52,784			48,414
Accrued interest payable	137			143
Other liabilities	3,319			2,929
Total non-interest bearing liabilities	56,240			51,486
Total liabilities	390,394			369,379

Total equity	68,174			71,075
Total liabilities and equity	458,568			440,454

Net interest income		12,162			12,571
Interest rate spread			3.56%			3.89%
Net interest margin			3.75%			4.07%
Average interest-earning assets to average interest-bearing liabilities			129.61%			129.92%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At September 30, 2017, we had $10.8 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $92.3 million.

Poage Bankshares, Inc. is a separate legal entity from Town Square Bank and must provide its own liquidity to pay dividends, repurchase stock and to fund other general corporate activities. Poage Bankshares, Inc.’s primary source of liquidity is dividend payments from Town Square Bank. The ability of Town Square Bank to pay dividends is subject to regulatory requirements. At September 30, 2017, Poage Bankshares, Inc. (on an unconsolidated basis) had liquid assets of $300,000.

On June 16, 2016, Poage Bankshares, Inc. executed a $2.0 million commercial line of credit secured with Town Square Bank common stock, with an unaffiliated lender. The variable interest rate on the line of credit is 4.50% with an interest rate equal to the Wall Street Prime plus 0.50% adjusting monthly. The line of credit matures June 16, 2018. The line of credit will be used for general working capital purposes. At September 30, 2017, we had $500,000 available on the line of credit.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company. At September 30, 2017, the actual capital conservation buffer for Town Square Bank was 13.46% compared to the capital conservation buffer requirement of 1.25%.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

As of September 30, 2017, the capital of the Town Square Bank exceeded all required regulatory guidelines and Town Square Bank was categorized as well-capitalized.

The following table reflects the Bank’s current regulatory capital levels in more detail, including comparisons to the regulatory minimums at September 30, 2017 and December 31, 2016 (in thousands).

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-weighted Assets)	$67,303	21.70%	$24,815	8.00%	$31,019	10.00%
Tier I Capital
(to Risk-weighted Assets)	64,033	20.64	18,612	6.00	24,815	8.00
Common Equity
(to Risk-weighted Assets)	64,033	20.64	13,959	4.50	20,163	6.50
Tier I Capital
(to Adjusted Total Assets)	64,033	13.99	18,311	4.00	22,889	5.00

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-weighted Assets)	$64,925	21.01%	$24,722	8.00%	$30,903	10.00%
Tier I Capital
(to Risk-weighted Assets)	62,513	20.23	18,542	6.00	24,722	8.00
Common Equity
(to Risk-weighted Assets)	62,513	20.23	13,906	4.50	20,087	6.50
Tier I Capital
(to Adjusted Total Assets)	62,513	13.52	18,501	4.00	23,126	5.00

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with U.S. generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. These arrangements are not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2017 and September 30, 2016

General. Net income for the three months ended September 30, 2017 decreased $382,000, or 104.9%, to a net loss of $18,000 from net income of $364,000 for the three months ended September 30, 2016. The decrease in net income is attributable to a decrease in net interest income of $186,000 to $4.0 million for the three months ended September 30, 2017 from $4.2 million for the three months ended September 30, 2016, a decrease in non-interest income of $96,000 to $704,000 for the three months ended September 30, 2017 from $800,000 for the three months ended September 30, 2016 and an increase in the provision for loan losses of $595,000 to $947,000 for the three months ended September 30, 2017 from $352,000 for the three months ended September 30, 2016. The decreases in income are offset by a decrease in non-interest expense of $322,000 to $3.9 million for the three months ended September 30, 2017 from $4.2 million for the three months ended September 30, 2016, and a decrease of $173,000 in income taxes to a benefit of $51,000 for the three months ended September 30, 2017 compared to a tax expense of $122,000 for the three months ended September 30, 2016.

Net income decreased $739,000, or 47.6%, to $812,000 for the nine months ended September 30, 2017 from net income of $1.5 million for the nine months ended September 30, 2016. The decrease in net income is attributable to a decrease in net interest income of $409,000 to $12.2 million for the nine months ended September 30, 2017 from $12.6 million for the nine months ended September 30, 2016, a decrease in non-interest income of $252,000 to $2.0 million for the nine months ended September 30, 2017 from $2.3 million for the nine months ended September 30, 2016 and in increase in the provision for loan losses of $834,000 to $1.6 million for the nine months ended September 30, 2017 from $812,000 for the nine months ended September 30, 2016. The decreases in income are offset by a decrease in non-interest expense of $513,000 to $11.4 million for the nine months ended September 30, 2017 from $11.9 million for the nine months ended September 30, 2016, and a decrease of $243,000 in income taxes to $338,000 for the nine months ended September 30, 2017 compared to $581,000 for the nine months ended September 30, 2016.

Interest Income. Interest income decreased $45,000, or 0.9%, to remain constant at $4.8 million for the three months ended September 30, 2017 and 2016. The average balance of interest-earning assets increased $13.9 million, or 3.3%, to $434.3 million from $420.4 million.

Interest income on loans decreased $158,000, or 3.5%, to $4.3 million for the three months ended September 30, 2017 from $4.5 million for the three months ended September 30, 2016. The average yields on loans decreased 13 basis points to 5.01% for the three months ended September 30, 2017 compared to 5.14% for the three months ended September 30, 2016. The average balance of loans decreased $4.5 million, or 1.3%, to $340.0 million for the three months ended September 30, 2017 from $344.5 million for the three months ended September 30, 2016. Income recognized from purchase discounts attributable to the Town Square and Commonwealth acquisitions decreased $83,000, or 49.6%, to $84,000 for the three months ended September 30, 2017 from $167,000 for the three months ended September 30, 2016 and contributed to the decrease in the average yields on loans.

Interest income on investment securities increased $49,000, or 15.2%, to $371,000 for the three months ended September 30, 2017 from $322,000 for the three months ended September 30, 2016. The average yield on securities increased 15 basis points to 2.31% for the three months ended September 30, 2017, compared to 2.16% for the three months ended September 30, 2016. The average balance of investment securities increased $4.4 million, or 7.4%, to $63.8 million for the three months ended September 30, 2017 from $59.4 million for the three months ended September 30, 2016.

Interest income on restricted stock increased $10,000, or 33.3%, to $40,000 for the three months ended September 30, 2017 from $30,000 for the three months ended September 30, 2016. The average yield on restricted stock increased 120 basis points to 4.84% for the three months ended September 30, 2017 compared to 3.64% for the three months ended September 30, 2016. The average balance of restricted stock remained constant at $3.3 million for the three months ended September 30, 2017 and 2016. Interest income on other interest-earning assets increased $54,000, or 284.2%, to $73,000 for the three months ended September 30, 2017 from $19,000 for the three months ended September 30, 2016. The average yield on other interest-earning assets increased 49 basis points to 1.06% for the three months ended September 30, 2017 compared to 0.57% for the three months ended September 30, 2016. The average balance of other interest earning assets increased $14.1 million, or 107.2%, to $27.3 million for the three months ended September 30, 2017 from $13.2 million for the three months ended September 30, 2016.

Interest income decreased $69,000, or 0.5%, to remain constant at $14.3 million for the nine months ended September 30, 2017 and 2016. The average balance of interest-earning assets increased $20.1 million, or 4.9%, to $433.1 million from $413.0 million.

Interest income on loans decreased $257,000, or 2.0%, to $12.9 million for the nine months ended September 30, 2017 from $13.1 million for the nine months ended September 30, 2016. The average yields on loans decreased 21 basis points to 5.05% for the nine months ended September 30, 2017 compared to 5.26% for the nine months ended September 30, 2016. The average balance of loans increased $6.8 million, or 2.1%, to $340.6 million for the nine months ended September 30, 2017 from $333.8 million for the nine months ended September 30, 2016. Income recognized from purchase discounts attributable to the Town Square and Commonwealth acquisitions decreased $291,000, or 48.9%, to $303,000 for the nine months ended September 30, 2017 from $594,000 for the nine months ended September 30, 2016 and contributed to the decrease in the average yields on loans.

Interest income on investment securities increased $35,000, or 3.4%, to $1.1 million for the nine months ended September 30, 2017 from $1.0 million for the nine months ended September 30, 2016. The average yield on securities increased 12 basis points to 2.34% for the nine months ended September 30, 2017, compared to 2.22% for the nine months ended September 30, 2016. The average balance of investment securities decreased $1.2 million, or 1.9%, to $61.4 million for the nine months ended September 30, 2017 from $62.6 million for the nine months ended September 30, 2016.

Interest income on restricted stock increased $19,000, or 20.9%, to $110,000 for the nine months ended September 30, 2017 from $91,000 for the nine months ended September 30, 2016. The average yield on restricted stock increased 78 basis points to 4.49% for the nine months ended September 30, 2017 compared to 3.71% for the nine months ended September 30, 2016. The average balance of restricted stock remained constant at $3.3 million for the nine months ended September 30, 2017 and 2016. Interest income on other interest-earning assets increased $134,000, or 231.0%, to $192,000 for the nine months ended September 30, 2017 from $58,000 for the nine months ended September 30, 2016. The average yield on other interest-earning assets increased 34 basis points to 0.92% for the nine months ended September 30, 2017 compared to 0.58% for the nine months ended September 30, 2016. The average balance of other interest earning assets increased $14.5 million, or 108.2%, to $27.8 million for the nine months ended September 30, 2017 from $13.3 million for the nine months ended September 30, 2016.

Interest Expense. Interest expense increased $141,000, or 23.4%, to $743,000 for the three months ended September 30, 2017 from $602,000 for the three months ended September 30, 2016. The average balance of interest bearing liabilities increased $11.1 million, or 3.4%, to $335.4 million from $324.3 million.

Interest expense on interest bearing deposits increased $128,000, or 25.5% to $629,000 for the three months ended September 30, 2017 from $501,000 for the three months ended September 30, 2016. The average balance of interest bearing deposits increased $18.2 million, or 6.0%, to $320.1 million for the three months ended September 30, 2017 from $301.9 million for the three months ended September 30, 2016. The average interest rate paid on interest bearing deposits increased 12 basis points to 0.78% for the three months ended September 30, 2017 compared to 0.66% for the three months ended September 30, 2016. The increase in average balance on interest bearing deposits is primarily attributable to an increase in NOW and money market accounts combined with an increase of $7.9 million in short-term non-brokered deposits acquired in the national market.

Interest expense on FHLB advances, subordinated debentures and other borrowings increased $13,000, or 12.9%, to $114,000 for the three months ended September 30, 2017 from $101,000 for the three months ended September 30, 2016. The average balance on FHLB advances decreased $8.6 million, or 44.1%, to $10.9 million for the three months ended September 30, 2017 from $19.6 million for the three months ended September 30, 2016. The average interest rate paid on FHLB advances increased 53 basis points to 1.71% from 1.18%. The average balance on subordinated debentures increased $65,000, or 2.3%, to $2.9 million for the three months ended September 30, 2017 from $2.8 million for the three months ended September 30, 2016. The average interest rate paid on subordinated debentures increased 68 basis points to 6.79% for the three months ended September 30, 2017 from 6.11% for the three months ended September 30, 2016. The average balance on other borrowings increased $1.5 million, or 100.0%, to $1.5 million for the three months ended September 30, 2017 from $0 for the three months ended September 30, 2016. The average interest rate paid on other borrowings increased 476 basis points to 4.76% for the three months ended September 30, 2017 from 0.00% for the three months ended September 30, 2016.

Interest expense increased $340,000, or 19.4%, to $2.1 million for the nine months ended September 30, 2017 from $1.8 million for the nine months ended September 30, 2016. The average balance of interest bearing liabilities increased $16.3 million, or 5.1%, to $334.2 million from $317.9 million.

Interest expense on interest bearing deposits increased $349,000, or 23.9% to $1.8 million for the nine months ended September 30, 2017 from $1.5 million for the nine months ended September 30, 2016. The average balance of interest bearing deposits increased $22.7 million, or 7.6%, to $321.3 million for the nine months ended September 30, 2017 from $298.6 million for the nine months ended September 30, 2016. The average interest rate paid on interest bearing deposits increased 10 basis point to 0.75% for the nine months ended September 30, 2017 from 0.65% for the nine months ended September 30, 2016. The increase in average balance on interest bearing deposits is primarily attributable to an increase in NOW and money market accounts combined with an increase of $7.9 million in short-term non-brokered deposits acquired in the national market.

Interest expense on FHLB advances decreased $45,000, or 26.9%, to $122,000 for the nine months ended September 30, 2017 from $167,000 for the nine months ended September 30, 2016. The average balance on FHLB advances decreased $7.1 million, or 42.8%, to $9.4 million for the nine months ended September 30, 2017 from $16.5 million for the nine months ended September 30, 2016. The average interest rate paid on FHLB advances increased 38 basis points to 1.73% for the nine months ended September 30, 2017 from 1.35% for the nine months ended September 30, 2016. The average balance on subordinated debentures increased $64,000, or 2.3%, to remain at $2.8 million for the nine months ended September 30, 2017 and 2016. The average interest rate paid on subordinated debentures increased 62 basis points to 6.62% for the nine months ended September 30, 2017 from 6.00% for the nine months ended September 30, 2016. The average balance on other borrowings increased $566,000, or 100.0%, to $566,000 for the nine months ended September 30, 2017 from $0 for the nine months ended September 30, 2016. The average interest rate paid on other borrowings increased 472 basis points to 4.72% for the nine months ended September 30, 2017 from 0.00% for the nine months ended September 30, 2016.

Net Interest Income. Net interest income decreased $186,000, or 4.4%, to $4.0 million for the three months ended September 30, 2017 from $4.2 million for the three months ended September 30, 2016. The ratio of average interest earning assets to average interest bearing liabilities decreased to 129.49% for the three months ended September 30, 2017 from 129.64% for the three months ended September 30, 2016. The interest rate spread decreased 34 basis points to 3.49% for the three months ended September 30, 2017 from 3.83% for the three months ended September 30, 2016. Net interest margin decreased 31 basis points to 3.69% for the three months ended September 30, 2017 from 4.00% for the three months ended September 30, 2016.

Net interest income decreased $409,000, or 3.3%, to $12.2 million for the nine months ended September 30, 2017 from $12.6 million for the nine months ended September 30, 2016. The ratio of average interest earning assets to average interest bearing liabilities decreased to 129.61% for the nine months ended September 30, 2017 from 129.92% for the nine months ended September 30, 2016. The interest rate spread decreased 33 basis points to 3.56% for the nine months ended September 30, 2017 from 3.89% for the nine months ended September 30, 2016. Net interest margin decreased 32 basis points to 3.75% for the nine months ended September 30, 2017 from 4.07% for the nine months ended September 30, 2016.

Provision for Loan Losses. We recorded $947,000 in provision for loan losses for the three months ended September 30, 2017 compared to $352,000 in provision for loan losses for the three months ended September 30, 2016. The increase in the provision is primarily attributable to charge-offs and the establishment of an allowance of $434,000 on five large commercial relationships classified as substandard.

We recorded $1.6 million in provision for loan losses for the nine months ended September 30, 2017, compared to $812,000 in provision for loan losses for the nine months ended September 30, 2016, primarily due to charge-offs and an increase in loans classified as substandard.

Noninterest Income. Noninterest income decreased $96,000, or 12.0%, to $704,000 for the three months ended September 30, 2017 from $800,000 for the three months ended September 30, 2016. The decrease in noninterest income was primarily attributable to a decrease in loan servicing fees associated with mortgage banking activities of $96,000, or 63.6%, to $55,000 for the three months ended September 30, 2017 from $151,000 for the three months ended September 30, 2016 and a decrease in service charges on deposits of $29,000, or 5.5%, to $496,000 for the three months ended September 30, 2017 from $525,000 for the three months ended September 30, 2016, offset by an increase in gains on mortgage loans sold of $27,000, or 42.2%, to $91,000 for the three months ended September 30, 2017 from $64,000 for the three months ended September 30, 2016.

Noninterest income decreased $252,000, or 10.8%, to $2.1 million for the nine months ended September 30, 2017 from $2.3 million for the nine months ended September 30, 2016. The decrease in noninterest income was attributable to a decrease in loan servicing fees associated with mortgage banking activities of $138,000, or 38.7%, to $219,000 for the nine months ended September 30, 2017 from $357,000 for the nine months ended September 30, 2016, a decrease in net gain on disposal of land and equipment of $76,000 or 82.6%, to $16,000 for the nine months ended September 30, 2017 from $92,000 for the nine months ended September 30, 2016 and a decrease in service charges on deposits of $36,000, or 2.4%, to remain constant at $1.5 million for the nine months ended September 30, 2017 and 2016.

Noninterest Expense. Noninterest expense decreased $322,000, or 7.7%, to $3.9 million for the three months ended September 30, 2017 from $4.2 million for the three months ended 2016. This decrease was primarily attributable to the decrease in salaries and employee benefits of $266,000, or 14.3%, to $1.6 million for the three months ended September 30, 2017 from $1.8 million for the three months ended September 30, 2016, a decrease in foreclosed assets expense of $124,000, or 64.9%, to $67,000 for the three months ended September 30, 2017 from $191,000 for the three months ended September 30, 2016, a decrease in advertising of $46,000, or 38.0% to $75,000 for the three months ended September 30, 2017 from $121,000 for the three months ended September 30, 2016 and a decrease in occupancy expense of $44,000, or 8.8%, to $458,000 for the three months ended September 30, 2017 from $502,000 for the three months ended September 30, 2016.

The decreases above are offset by an increase in professional fees of $166,000, or 121.2%, to $303,000 for the three months ended September 30, 2017 from $137,000 for the three months ended September 30, 2016, an increase in loss on fictitious loans of $25,000, or 100.0%, to $25,000 for the three months ended September 30, 2017 from $0 for the three months ended September 30, 2016. Professional fees increased to accrue for potential legal and audit related expenses associated with the fictitious loans. On September 12, 2017, Town Square Bank, the wholly-owned bank subsidiary of Poage Bankshares, Inc., uncovered evidence of suspected fraud involving the origination of fictitious loans by an employee of the Bank. The Bank has informed its fidelity blanket bond insurer of the suspected fraud and engaged an outside firm to perform a forensic audit. To date, the Bank believes it has identified suspected fraudulent loans totaling approximately $1.4 million, but this amount may change based on the results of the ongoing investigation. It is the Company’s conclusion, based on the advice of qualified outside legal counsel, that the bond should provide indemnity for the lost principal of $1.4 million, less a $25,000 deductible, and it is probable that the Bank will recover its loss. The Company recorded a receivable on insurance proceeds in other assets and a net loss of $25,000 in other expenses during the three months ended September 30, 2017.

Noninterest expense decreased $513,000, or 4.3%, to $11.4 million for the nine months ended September 30, 2017 from $11.9 million for the nine months ended September 30, 2016. This decrease was primarily due to a decrease of $430,000, or 7.7%, to $5.1 million in salaries and employee benefits for the nine months ended September 30, 2017 from $5.6 million for the nine months ended September 30, 2016, a decrease in foreclosed assets expense of $92,000, or 30.1%, to $214,000 for the nine months ended September 30, 2017 from $306,000 for the nine months ended September 30, 2016 and a decrease in federal deposit insurance of $77,000, or 43.8%, to $99,000 for the nine months ended September 30, 2017 from $176,000 for the nine months ended September 30, 2016 due to reduced assessment rates effective July 1, 2016.

The decreases above are offset by an increase in advertising of $53,000, or 22.4%, to $290,000 for the nine months ended September 30, 2017 from $237,000 for the nine months ended September 30, 2016, an increase in professional fees of $69,000, or 17.5%, to $464,000 for the nine months ended September 30, 2017 from $395,000 for the nine months ended September 30, 2016 and an increase in loss on fictitious loans of $25,000, or 100.0%, to $25,000 for the nine months ended September 30, 2017 from $0 for the nine months ended September 30, 2016.

The Company has engaged a third party consultant to assist in data processing services evaluation and contract negotiation. The Company’s current data processing contract will expire in April 2019. The Company intends to convert to a new data processing system, offered by a new service provider, which provides for improved customer service and an enhanced platform to accommodate expected growth in the Company’s operations. Conversion to the new system before the expiration of the current data processing contract will result in deconversion fees and early termination costs. The Company expects to sign a contract with the new data processing provider during the fourth quarter of 2017 at which time it would record deconversion fees estimated between $590,000 and $650,000. The Company expects to convert to the new system in the second half of 2018 at which time it would record early termination costs estimated between $1.5 million and $1.8 million. By converting to the new system, the Company expects to recoup these deconversion fees and early termination costs during the five years following conversion through the recognition of significant cost savings.

Income Tax Expense. The provision for income tax benefit was $51,000 for the three months ended September 30, 2017 compared to and income tax expense of $122,000 for the three months ended September 30, 2016. Our effective tax rate for the three months ended September 30, 2017 was 73.9% compared to 25.1% for the three months ended September 30, 2016 due to sustaining a net operation loss for the three months ended September 30, 2017.

The provision for income taxes decreased $243,000, or 41.8%, to $338,000 for the nine months ended September 30, 2017 compared to a $581,000 tax expense for the nine months ended September 30, 2016 due to lower pre-tax income for the nine months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2016 was 29.4% compared to 27.3% for the nine months ended September 30, 2016 due to tax expense related to nondeductible incentive stock options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of September 30, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the evaluation date, our disclosure controls and procedures were not effective, because of the material weakness described below, to enable us to provide that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management determined that a material weakness existed in the Company's internal control over financial reporting at September 30, 2017. The Company uncovered evidence of suspected fraud involving the origination of fictitious loans by an employee of the Bank. Management discovered that an employee had been using falsified brokerage statements, financial statements, tax returns, deeds and mortgages to make fictitious loans. The employee is no longer with the Company. The Company’s internal audit department has conducted an extensive internal review of our internal controls with the assistance of outside independent professional firm, with specific focus on our loan underwriting, approval and administration procedures. As a result of the internal review, management discovered a material weakness in the operating effectiveness of procedures and documentation related to loan underwriting. Additionally, these processes lacked effective supervision and oversight by lending management personnel. Our management, overseen by the Audit Committee, is working to implement new procedures to improve this process and remediate this control weakness. These new procedures will include separation of duties related to validating collateral and borrower identification, the cashing of third party business checks, the handling of returned mail and authorization of loan payments from deposit accounts, as well as increased monitoring of loan renewals.

The identified material weakness will not be considered remediated until the new procedures have been in operation for a sufficient period of time to be tested and determined by management to be operating effectively. Based on our evaluation and the reasons described above, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of the end of the period covered by this report. There was no other change in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer repurchases. The following table sets forth information in connection with repurchases of the Company’s common stock for the period July 1, 2017 through September 30, 2017. On June 2, 2016, Poage Bankshares, Inc. commenced a stock repurchase program. The Board of Directors of Poage Bankshares, Inc. authorized program to repurchase up to 150,000 shares, which represented approximately 3.9% of the Company’s then issued and outstanding shares of common stock through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The Company repurchased 125,681 shares at a weighted average price of $18.18 per share and there remained 24,319 shares to be repurchased under this plan at September 30, 2017.

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

			Total Number	Number of Shares
			of Shares	That May Yet
	Total		Purchased as	Be Purchased
	Number of	Average	Part of	Under Publicly
	Shares	Price Paid	Publicly	Announced
	Purchased	Per Share	Announced Plan	Plan
July 1 - July 31, 2017	800	$18.44	800	23,519
August 1 - August 31, 2017	56	18.38	56	23,463
September 1 - September 30, 2017	-	-	-	23,463
Total	856	$18.44	856

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
number	Description

3.1	Articles of Incorporation of Poage Bankshares, Inc. (1)

3.2	Bylaws of Poage Bankshares, Inc. (2)

31.1	Certification of President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statement of Shareholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-172192, originally filed on February 11, 2011, and as subsequently amended)

(2)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-35295, filed on September 21, 2016)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poage Bankshares, Inc.
Date: November 14, 2017

/s/ Bruce VanHorn
Bruce VanHorn
President & Chief Executive Officer

/s/ Jane Gilkerson
Jane Gilkerson
Chief Financial Officer

