Form 10-K
period 2017-12-31
Poage Bankshares, Inc.
filed 2018-04-10
CIK 1511071

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-35295

Poage Bankshares, Inc.

(Exact Name of registrant as specified in charter)

Maryland (State or other jurisdiction of incorporation or organization)	45-3204393 (I.R.S Employer Identification Number)

1500 Carter Avenue, Ashland, KY (Address of principal executive offices)	41101 (Zip Code)

606-324-7196

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑.

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company Emerging growth company	☑ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

As of April 10, 2018, 3,499,846 shares of the Registrant’s common stock, $.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2017, was $57.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders. (Part III)

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

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Please see “Risk Factors” beginning on page 31.

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

Market Area

Our primary lending markets are in Boyd, Greenup, Lawrence, Jessamine, Montgomery, Fayette and Campbell Counties in Kentucky, and Lawrence, Scioto, Hamilton, Butler, Warren and Clermont Counties in Ohio. Our retail deposit market includes the areas surrounding our nine offices in northeastern Kentucky, including our main office in Ashland and our branch offices in Ashland, Flatwoods, Greenup, Louisa, South Shore, Cannonsburg, Nicholasville and Mt. Sterling. We also operate an automated teller machine at each of our offices and have a loan production office in the Cincinnati, Ohio.

Our market area includes both rural and urban communities. The economic base in our lending market was in the past primarily industrial and reliant upon a small number of large employers, particularly in the steel and petroleum industries. A decline in these segments of the local economy has resulted in slow economic growth and population loss over the last several decades. However, during recent years, a diversification of our employment base into services including healthcare has offset to some extent the adverse impact of the decline of our industrial base. We have further diversified our employment base with opening of our Cincinnati, Ohio loan production office.

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

We sell substantially all of our fixed-rate residential mortgages to the Federal Home Loan Bank of Cincinnati (“FHLB–Cincinnati”) with servicing retained. Total proceeds from mortgages sold under this program was approximately $6.5 million and $8.1 million for the years ended December 31, 2017 and 2016, respectively. In 2014 we began a secondary market referral program to additional secondary market outlets with no servicing retained. The sale of our fixed-rate residential mortgage originations to the FHLB–Cincinnati along with referrals to other secondary market outlets and our increased originations of nonresidential loans, which generally have shorter terms than one- to four-family residential loans, assist in managing the interest rate risk associated with our portfolio of long-term fixed-rate one- to four-family residential loans.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

									Three months ended
	December 31,								December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One-to four-family	$170,754	51.16%	$177,801	51.28%	$184,613	58.35%	$179,480	59.01%	$135,243	74.73%
Multi-family	6,505	1.95%	6,823	1.97%	4,521	1.43%	5,916	1.95%	889	0.57%
Commercial real estate	84,312	25.26%	83,169	23.99%	62,726	19.83%	62,979	20.71%	17,321	9.44%
Construction and land	10,004	3.00%	11,019	3.18%	6,282	1.99%	5,142	1.69%	2,176	2.16%
Total real estate loans	271,575	81.37%	278,812	80.42%	258,142	81.60%	253,517	83.36%	155,629	86.90%

Commercial business loans	33,664	10.09%	38,747	11.17%	31,841	10.07%	25,523	8.39%	5,641	3.15%

Consumer loans:
Home equity loans and lines of credit	10,707	3.21%	10,655	3.07%	8,287	2.62%	7,973	2.62%	5,953	3.32%
Motor vehicle	10,368	3.11%	10,624	3.07%	10,735	3.39%	10,337	3.40%	8,902	4.98%
Other	7,420	2.22%	7,877	2.27%	7,347	2.32%	6,774	2.23%	2,960	1.65%
Total consumer loans	28,495	8.54%	29,156	8.41%	26,369	8.33%	25,084	8.25%	17,815	9.95%
Total loans	333,734	100.00%	346,715	100.00%	316,352	100.00%	304,124	100.00%	179,085	100.00%

Net deferred fees	499		445		351		201		89
Allowance for losses	4,681		2,349		1,858		1,911		1,908
Loans, net	$328,554		$343,921		$314,143		$302,012		$177,088

Contractual Maturities and Interest Rate Sensitivity. The following table summarizes the scheduled maturities of our loan portfolio at December 31, 2017. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	One-to		Multi-Family
	Four-	Home	and Commercial	Construction	Commercial
December 31, 2017	Family	Equity	Real Estate	and Land	Business	Consumer	Total
	(In thousands)
Amounts due in:
One year or less	$2,285	$755	$4,176	$6,958	$19,703	$1,713	$35,590
More than one to two years	543	388	116	19	806	1,146	3,018
More than two to three years	1,181	582	545	20	3,437	2,341	8,106
More than three to five years	1,537	1,567	627	1,169	6,626	6,263	17,789
More than five to ten years	16,987	7,286	17,044	594	2,707	4,423	49,041
More than ten to fifteen years	20,137	129	18,117	711	206	1,277	40,577
More than fifteen years	128,084	-	50,192	533	179	625	179,613
Total	$170,754	$10,707	$90,817	$10,004	$33,664	$17,788	$333,734

The following table sets forth our fixed and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018. Loans are presented net of loans in process.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
One-to four- family	$38,495	$129,974	$168,469
Multi-family and commercial real estate	1,614	85,027	86,641
Construction and land	1,927	1,119	3,046
Total real estate loans	42,036	216,120	258,156

Consumer and other loans:
Consumer	15,693	382	16,075
Home equity lines-of-credit	1,450	8,502	9,952
Commercial business	10,858	3,103	13,961
Total consumer and other loans	28,001	11,987	39,988
Total	$70,037	$228,107	$298,144

One- to Four-Family Residential Real Estate Lending. A significant portion of our loan portfolio includes the origination of one- to four-family residential mortgage loans. At December 31, 2017, $170.8 million, or 51.2% of our total loan portfolio, consisted of loans secured by one- to four-family residences compared to $177.8 million, or 51.3% of our total loan portfolio at December 31, 2016.

Historically, we have originated both fixed-rate and adjustable-rate one- to four-family mortgage loans. At December 31, 2017, 22.8% of our total one- to four-family mortgage loans were fixed-rate loans and 77.2% were adjustable-rate loans.

Our fixed-rate one- to four-family residential mortgage loans are generally underwritten according to secondary market standards (e.g., Freddie Mac guidelines), and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency, which as of December 31, 2017 was generally $424,100 for single-family homes in our market area. We also originate adjustable rate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” The majority of our residential loans are secured by properties located in our market area.

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

Until fiscal 2010, we generally retained in our portfolio all of the loans that we originated. In July 2010, as part of our interest rate risk management strategy, we initiated a secondary market program focused on reducing the origination of fixed-rate residential mortgage loans for our portfolio and selling some or all of our fixed rate mortgage originations in the FHLB–Cincinnati Mortgage Purchase Program, with servicing retained. For the year ended December 31, 2017, we sold approximately $6.5 million in fixed-rate mortgage loans to the FHLB–Cincinnati. We expect that loans sold under this program will continue to increase.

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

Consumer Lending and Home Equity Loans and Lines of Credit. At December 31, 2017, $10.7 million, or 3.2% of our total loan portfolio, consisted of home equity loans and lines of credit, and $17.8 million, or 5.3% of our total loan portfolio consisted of motor vehicles and other consumer loans, compared to $10.7 million, or 3.1% of our total loan portfolio, and $18.5 million, or 5.3% of our total loan portfolio, respectively, at December 31, 2016. In order to reduce the term of our loans and enhance the yields thereof, we intend to increase our consumer loans and home equity loans and lines of credit over the next three years.

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

Commercial Real Estate and Multi-Family Loans. At December 31, 2017, our commercial real estate loans totaled $84.3 million and our multi-family loans totaled $6.5 million compared to $83.2 million and $6.8 million, respectively, at December 31, 2016. Subject to market conditions, we intend to continue to increase the proportion of these nonresidential real estate loans in our portfolio over the next three years.

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

Set forth below is information regarding our commercial real estate loans at December 31, 2017.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)
Office	54	$11,042
Industrial	40	10,489
Retail	49	16,520
Mixed use	10	2,911
Church	13	6,405
Other	69	36,945
Total	235	$84,312

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

Commercial Business Loans. Our portfolio of commercial business loans decreased to $33.7 million, or 10.1% of our total loan portfolio at December 31, 2017 from $38.7 million, or 11.2% of our total loan portfolio at December 31, 2016. Our commercial business loans generally consist of regular lines of credit and revolving lines of credit to businesses to finance short-term working capital needs like accounts receivable and inventory. These loans are generally priced on an adjustable-rate basis and may be secured or unsecured. We generally obtain personal guarantees with all commercial business loans. Business assets such as accounts receivable, inventory and equipment, or real estate may be used to secure lines of credit. Our revolving lines of credit typically have a maximum term of 12 months.

We also originate commercial term loans to fund long-term borrowing needs such as purchasing equipment, property improvements or other fixed asset needs. We fix the maturity of a term loan to correspond to the useful life of any equipment purchased up to seven years. Term loans can be secured with a variety of collateral, including business assets such as accounts receivable and inventory or intermediate and long-term assets such as equipment, commercial vehicles or real estate.

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

Construction and Land Loans. At December 31, 2017, $10 million, or 3.0% of our total loan portfolio consisted of construction and land loans, compared to $11 million, or 3.2% of our total loan portfolio at December 31, 2016. We make construction loans to individuals for the construction of their primary residences. These loans generally have maximum terms of 12 months, and upon completion of construction convert to conventional amortizing mortgage loans. These construction loans have higher risk based interest rates and terms. During the construction phase, the borrower generally pays interest only. The maximum loan-to-value ratio of our owner-occupied construction loans is generally 100% of construction costs or 80% of the completed-appraised-value, whichever is less.

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

Set forth below is certain information regarding our construction and land loans at December 31, 2017.

	Number of	Loans in
	Loans	Process	Performing	Non-Performing
	(Dollars in thousands)
One-to four-family construction	14	$721	$2,603	$-
Commercial and multi-family construction	11	2,118	2,029	-
Land Development	18	6	4,329	34
Residential land	40	-	1,009	-
Total construction and land loans	83	$2,845	$9,970	$34

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

In addition to the representations and warranties described above, Town Square provides credit enhancements to the FHLB-Cincinnati by sharing losses with other members of the program in an aggregated pool.  A Fixed Lender Risk Account (“LRA”) has been established and is maintained by the FHLB-Cincinnati on behalf of Town Square and other members selling mortgages to the FHLB-Cincinnati.  The LRA amount is established as a percentage applied to the sum of the initial unpaid principal balance of each mortgage in the Aggregated Pool at the time of the purchase of the mortgage as determined by the FHLB-Cincinnati and is funded by the deduction from the proceeds of sale of each mortgage in the Aggregated Pool to the FHLB-Cincinnati. Town Square had on deposit with the FHLB-Cincinnati $976,000 at December 31, 2017 and $923,000 at December 31, 2016 in these LRA’s.  These accounts are held by the FHLB-Cincinnati and Town Square bears the risk of receiving less than 100% of its LRA contribution in the event of losses, either by Town Square or other members selling mortgages in the aggregated pool.  Any losses will be deducted first from the individual LRA contribution of the institution that sold the mortgage of which the loss was incurred. If losses incurred in the aggregated pool are greater than the member’s LRA contribution, such losses will be deducted from the LRA contribution of other members selling mortgages in that aggregated pool.  Any portion of the LRA not used to pay losses will be released over a thirty year period and will not start until the end of five years after the initial fill-up period.  Town Square had approximately $7,000 of the LRA amounts released during the year ended December 31, 2017.  Unless Town Square is required to buy back a loan because it did not meet the criteria under the representations and warranties to be covered as part of the aggregated pool, the credit risk is limited to the amount provided in the LRA.

All of the loans sold during the years ended December 31, 2017 and 2016 were subject to these representations and warranties. As of December 31, 2017, there have been no required repurchases of loans sold, there have been no recourse claims, nor does Town Square believe it has incurred any such losses. Therefore, no liabilities have been accrued for loans sold at December 31, 2017 or 2016.

Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of un-remedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the years ended December 31, 2017 and December 31, 2016, we received loan servicing fees of $111,000 and $102,000, respectively. As of December 31, 2017 and December 31, 2016, the principal balance of loans serviced for the FHLB-Cincinnati totaled $44.8 million and $42.6 million, respectively.

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

	At December 31,
	2017				2016
	30-59	60-89	90 Days		30-59	60-89	90 Days
	Days	Days	or More		Days	Days	or More
	Past Due	Past Due	Past Due		Past Due	Past Due	Past Due
	Still	Still	Still	Non-	Still	Still	Still	Non-
	Accruing	Accruing	Accruing	Accrual	Accruing	Accruing	Accruing	Accrual
				(In thousands)
Real estate loans:
One-to four-family	$916	$235	$-	$2,911	$785	$160	$-	$3,428
Multi-family	-	-	-	-	-	-	-	-
Commercial real estate	249	315	-	1,677	100	-	-	970
Construction and land	-	-	-	34	-	-	-	41
Total real estate loans	1,165	550	-	4,622	885	160	-	4,439
Commercial and industrial loans	1,106	-	-	1,638	1	40	-	90
Consumer loans:
Home equity loans and lines of credit	-	-	-	66	-	1	-	155
Motor vehicle	36	-	-	26	40	15	-	-
Other	3	2	-	6	2	19	-	5
Total consumer loans	39	2	-	98	42	35	-	160
Total delinquent loans	$2,310	$552	$-	$6,358	$928	$235	$-	$4,689

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

On the basis of this review of our assets, our classified and special mention assets at the dates indicated were as set forth below. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Thus, the homogenous pools are not considered for classification or special mention status. At December 31, 2017 and December 31, 2016, all loans classified as substandard were comprised of loans that were individually evaluated for impairment and loans that were deemed to be impaired were subsequently adjusted and are carried at fair value.

	At December 31,
	2017	2016
	(In thousands)
Special mention assets	$7,241	$8,025
Substandard assets	16,084	10,549
Doubtful assets	-	-
Loss assets	-	-
Total classified assets	$23,325	$18,574

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

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans: (1)
Real estate loans:
One-to four-family	$2,911	$3,428	$2,967	$2,223	$810
Multi-family	-	-	-	-	-
Commercial real estate	1,677	970	773	578	36
Construction and land	34	41	259	103	80
Total real estate loans	4,622	4,439	3,999	2,904	926
Commercial and industrial loans	1,638	90	449	396	-
Consumer loans:
Home equity loans and lines of credit	66	155	23	1	-
Motor vehicle	26	-	-	21	-
Other	6	5	31	31	-
Total nonaccrual loans	6,358	4,689	4,502	3,353	926

Accruing loans past due 90 days or more:
Real estate loans:
One-to four-family	-	-	-	-	-
Multi-family	-	-	-	-	-
Commercial real estate	-	-	-	-	-
Construction and land	-	-	-	-	-
Total real estate loans	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	-	-	-	-	-
Motor vehicle	-	-	-	-	-
Other	-	-	-	-	-
Total accruing loans past due 90 days or more	-	-	-	-	-
Total of nonaccrual and 90 days or more past due loan	6,358	4,689	4,502	3,353	926

Real estate owned:
One-to four-family	1,107	622	846	429	85
Multi-family	-	-	-	-	-
Commercial	355	88	448	1,371	290
Other	-	8	12	58	-
General Valuation Allowance	-	-	-	-	-
Total real estate owned	1,462	718	1,306	1,858	375
Total non-performing assets	7,820	5,407	5,808	5,211	1,301
Troubled debt restructurings, still accruing	2,211	3,064	105	-	-
Troubled debt restructurings and total non-performing assets	$10,031	$8,471	$5,913	$5,211	$1,301

Total non-performing loans to total loans	1.91%	1.35%	1.42%	1.10%	0.52%
Total non-performing assets to total assets	1.75%	1.18%	1.33%	1.26%	0.45%
Total non-performing assets and troubled debt restructurings to total assets	2.24%	1.85%	1.36%	1.26%	0.45%

(1)	Includes TDRs on nonaccrual status of $963,000, $185,000, $202,000, $218,000 and $0 at December 31, 2017, December 31, 2016, December 31, 2015, December 31, 2014, and December 31, 2013, respectively.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

					Three Months
	Year Ended				Ended
	December 31,				December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)

Allowance at beginning of period	$2,349	$1,858	$1,911	$1,908	$1,989
Provision for loan losses	3,516	1,249	514	504	-
Charge offs:
Real estate loans:
One-to four-family	(774)	(457)	(458)	(462)	(88)
Multi-family	-	-	-	-	-
Commercial real estate	(99)	(54)	(47)	-	-
Construction and land	-	-	-	(49)	-
Commercial and industrial loans	(97)	(146)	(116)	(8)	-
Consumer loans:
Home equity loans and lines of credit	(107)	(108)	-	-	-
Motor vehicle	(126)	(46)	(38)	(28)	-
Other	(95)	(126)	(203)	(46)	(11)
Total charge-offs	(1,298)	(937)	(862)	(593)	(99)

Recoveries:
Real estate loans:
One-to four-family	11	27	16	6	2
Multi-family	-	-	-	-	-
Commercial real estate	-	-	128	60	16
Construction and land	-	-	10	-	-
Commercial and industrial loans	44	45	54	13	-
Consumer loans:
Home equity loans and lines of credit	2	1	10	-	-
Motor vehicle	51	34	2	6	-
Other	6	72	75	7	-
Total recoveries	114	179	295	92	18
Net charge-offs	(1,184)	(758)	(567)	(501)	(81)
Allowance at end of period	$4,681	$2,349	$1,858	$1,911	$1,908

Allowance to non-performing loans	73.62%	50.10%	41.27%	56.99%	206.05%
Allowance to total loans outstanding at the end of the period	1.40%	0.68%	0.59%	0.63%	1.07%
Net charge-offs to average loans outstanding during the period, annualized where applicable	0.35%	0.23%	0.18%	0.16%	0.18%

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

	At December 31,
	2017			2016			2015
			% of			% of			% of
		% of	Loans in		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate loans:
One-to four-family	$2,349	50.18%	51.16%	$1,729	73.56%	51.28%	$1,624	87.41%	58.35%
Multi-family	18	0.39	1.95	19	0.81	1.97	13	0.70	1.43
Commercial real estate	482	10.30	25.26	190	8.09	23.99	36	1.94	19.83
Construction and land	7	0.15	3.00	8	0.34	3.18	3	0.16	1.99
Total real estate loans	2,856	61.02	81.37	1,946	82.80	80.42	1,676	90.21	81.60
Commercial and industrial loans	1,565	33.43	10.09	218	9.28	11.17	77	4.14	10.07
Consumer loans:
Home equity loans and lines of credit	84	1.79	3.21	43	1.83	3.07	26	1.40	2.62
Motor vehicle	103	2.20	3.11	73	3.11	3.07	30	1.61	3.39
Other	73	1.56	2.22	69	2.98	2.27	49	2.64	2.32
Total consumer	260	5.55	8.54	185	7.92	8.41	105	5.65	8.33
Unallocated	-	-	-	-	-	-	-	-	-
Total allowance for loan losses	$4,681	100.00%	100.00%	$2,349	100.00%	100.00%	$1,858	100.00%	100.00%

	At December 31,			At December 31,
	2014			2013
			% of			% of
		% of	Loans in		% of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
(Dollars in thousands)	Amount	Allowance	Loans	Amount	Allowance	Loans
Real estate loans:
One-to four-family	$1,744	91.26%	59.01%	$1,744	91.40%	74.73%
Multi-family	16	0.84	1.95	6	0.31	0.57
Commercial real estate	33	1.73	20.71	51	2.68	9.44
Construction and land	13	0.68	1.69	17	0.89	2.16
Total real estate loans	1,806	94.51	83.36	1,818	95.28	86.90
Commercial and industrial loans	43	2.25	8.39	8	0.42	3.15
Consumer loans:
Home equity loans and lines of credit	7	0.36	2.62	11	0.58	3.32
Motor vehicle	33	1.73	3.40	31	1.62	4.98
Other	22	1.15	2.23	10	0.52	1.65
Total consumer	62	3.24	8.25	52	2.73	9.95
Unallocated	-	-	-	30	1.57	-
Total allowance for loan losses	$1,911	100.00%	100.00%	$1,908	100.00%	100.00%

The allowance for loan losses was $4.7 million, or 1.40% of total loans at December 31, 2017 compared to $2.3 million, or 0.68% of total loans, at December 31, 2016. Provision of $3.5 million was recorded for the year ended December 31, 2017 compared to $1.2 million for the year ended December 31, 2016. We had net charge-offs of $1.2 million for the year ended December 31, 2017 compared to $758,000 for the year ended December 31, 2016. Total non-performing loans were $6.4 million at December 31, 2017 compared to $4.7 million at December 31, 2016. At December 31, 2017 we had specific allocations of the allowance related to impaired loans of $1.9 million. In comparison, we had specific allocation of $30,000 for the year ended December 31, 2016. As a percentage of non-performing loans, the allowance for loan losses was 73.62% at December 31, 2017 compared to 50.10% at December 31, 2016. The increase in the provision and resulting allowance for loan losses for the year ended December 31, 2017 compared to the year ended December 31, 2016 is attributable to an increase in substandard loans combined with an increase in charge-offs for the year ended December 31, 2017.

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

At December 31, 2017, we did not have an investment in the securities of any single non-government issuer that exceeded 10% of shareholders’ equity.

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

At December 31, 2017, none of the collateral underlying our securities portfolio was considered subprime or Alt-A and we did not hold any common or preferred stock issued by Freddie Mac or Fannie Mae as of that date.

State and Political Subdivision Debt Securities. We have purchased primarily bank-qualified and rated general obligation and revenue bonds of certain state and political subdivisions, which provide interest income that is mostly exempt from federal income taxation. All purchases are approved by Town Square’s Board of Directors and are reviewed each quarter. At December 31, 2017, the majority of our state and political subdivision portfolio consisted of revenue bonds issued by the Commonwealth of Kentucky, although we have diversified by investing in securities issued by other states.

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

Federal Home Loan Bank Stock. We held common stock of the FHLB-Cincinnati in connection with our borrowing activities totaling $3.0 million at December 31, 2017 and 2016. The common stock of the FHLB-Cincinnati is carried at cost and classified as restricted equity securities.

Company-Owned Life Insurance. We invest in company-owned life insurance to provide us with a funding source for our benefit plan obligations. Company-owned life insurance also generally provides us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2017 and 2016, we had invested $7.3 million and $7.1 million, respectively, in company-owned life insurance.

Securities Portfolio Composition. The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Securities available for sale:
State and political subdivisions	$19,082	$19,164	$19,785	$19,892	$17,398	$17,960
U.S. Government agencies and government sponsored entities	3,500	3,450	3,500	3,463	9,750	9,638
Mortgage-backed securities	27,449	27,267	22,303	22,155	23,156	23,371
Collateralized mortgage obligations	5,048	4,955	5,495	5,406	7,720	7,634
SBA loan pools	9,379	9,294	7,411	7,345	5,370	5,372
Total available for sale	$64,458	$64,130	$58,494	$58,261	$63,394	$63,975

Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our securities portfolio at December 31, 2017. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

			More than One		More than Five
	One Year or Less		Year to Five Years		Years to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
December 31, 2017	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in Thousands)
Securities available for sale:
State and political subdivisions	$2,417	1.91%	$4,257	3.33%	$8,737	3.71%	$3,671	3.29%	19,082	3.32%
U.S. Government agencies and government-sponsored entities	-	-	3,500	1.50%	-	-	-	-	$3,500	1.50%
Mortgage-backed securities	-	-	876	1.94%	8,690	2.84%	17,883	3.14%	27,449	3.01%
Collateralized mortgage obligations	-	-	-	-	961	2.42	4,087	2.40%	5,048	2.40%
SBA loan pools	-	-	-	-	9,379	2.55%	-	-	9,379	2.55%
Total available for sale	$2,417		$8,633		$27,767		$25,641		$64,458

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

NOW and demand deposits	$106,649	28.82%	$102,973	27.48%	$92,983	27.10%
Money market deposits	20,236	5.47	19,482	5.20	22,381	6.52
Savings and other deposits	85,740	23.17	73,678	19.66	68,707	20.02
Certificates of deposit	130,922	35.38	150,726	40.23	131,681	38.38
Retirement accounts	26,503	7.16	27,849	7.43	27,378	7.98
Total	$370,050	100.00%	$374,708	100.00%	$343,130	100.00%

As of December 31, 2017, the aggregate amount of our outstanding time deposits in amounts greater than or equal to $100,000 was $86.0 million. The following table sets forth the maturity of these time deposits as of December 31, 2017.

Certificates
December 31, 2017	of Deposit
(In thousands)
Maturity Period:
Three months or less	$7,699
Over three through six months	4,709
Over six through twelve months	9,372
Over twelve months	64,241
Total	$86,021

The following table sets forth our time deposits classified by interest rate as of the dates indicated.

	At December 31,
	2017	2016	2015
	(Dollars in Thousands)
Interest Rate:
Less than 1%	$48,792	$76,418	$86,893
1.00% - 1.99%	84,418	94,026	62,087
2.00% - 2.99%	24,215	8,131	10,011
3.00% - 3.99%	-	-	68
Total	$157,425	$178,575	$159,059

The following table sets forth the amount and maturities of our time deposits at December 31, 2017.

	At December 31, 2017
	Period to Maturity
			Over Two
		Over One	Years to	Over		Percentage of
	Less Than	Year to	Three	Three		Total
	One Year	Two Years	Years	Years	Total	Certificate
	(Dollars in thousands)

Interest Rate:
Less than 1%	$38,593	$8,103	$2,096	$-	$48,792	30.99%
1.00% - 1.99%	9,251	23,488	38,806	12,873	84,418	53.63
2.00% - 2.99%	-	390	9,000	14,825	24,215	15.38
Total	$47,844	$31,981	$49,902	$27,698	$157,425	100.00%

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
	(Dollars in thousands)

Average amount outstanding during the period:
FHLB advances	$9,608	$14,827	$14,572
Weighted average interest rate during the period:
FHLB advances	1.72%	1.42%	1.65%
Balance outstanding at end of period:
FHLB advances	$7,419	$9,332	$15,803
Weighted average interest rate at end of period:
FHLB advances	1.97%	1.80%	1.52%
Maximum amount outstanding at any month-end during period:
FHLB advances	$11,302	$26,432	$17,533

At December 31, 2017, based on available collateral and our ownership of FHLB-Cincinnati common stock, we had access to additional FHLB-Cincinnati advances of up to $85.5 million.

Subsidiary and Other Activities

Poage Bankshares, Inc. has two subsidiaries; Town Square Bank and Town Square Statutory Trust I. Town Square has one subsidiary; Town Square Asset Holdings, LLC. Town Square Statutory Trust I has no subsidiaries.

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

Personnel

As of December 31, 2017, we employed 109 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

The Dodd-Frank Act has increased regulatory burden and compliance, operating and interest expense for Town Square and Poage Bankshares.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. When fully implemented, the capital conservation buffer will be 2.5% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company. Town Square Bank’s capital conservation buffer at December 31, 2017 was 11.1% compared to the capital conservation buffer requirement of 1.25% and at December 31, 2016 was 13.01%, compared to the capital conservation buffer requirement of 0.625%.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

As of December 31, 2017, the capital of the Town Square exceeded all required regulatory guidelines.

Loans-to-One Borrower. Generally, a federal savings and loan association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, Town Square was in compliance with its loans-to-one borrower limitations.

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

A federal savings and loan association that fails the QTL test must either convert to a commercial bank charter or operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test potentially subject to agency enforcement action for a violation of law. At December 31, 2017, Town Square satisfied the QTL test with approximately 83.16% of its portfolio assets in qualified thrift investments.

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

Liquidity. A federal savings and loan association is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation. On June 16, 2016, Poage Bankshares, Inc. executed a $2.0 million commercial line of credit secured with Town Square Bank common stock, with an unaffiliated lender. The initial variable interest rate on the line of credit is 4.00% with an interest rate equal to the Wall Street Prime plus 0.50%. The line of credit matures June 16, 2018. The line of credit will be used for general working capital purposes. At December 31, 2017, we have $2.0 million available on the line of credit.

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

In addition, extensions of credit in excess of certain limits must be approved by Town Square’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of credit extension involved. As of December 31, 2017, Town Square is in compliance with these credit limitations.

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

At December 31, 2017, Town Square met the criteria for being considered “well-capitalized.”

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. For the quarter ended December 31, 2017, the annualized FICO assessment rate equaled 0.44 basis points. The FICO assessment is based on total assets less tangible capital. The fourth quarter 2017 FICO assessment rate is 0.11 basis points. The bonds issued by the FICO mature from 2017 through 2019.

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

Federal Home Loan Bank System. Town Square is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB-Cincinnati, Town Square is required to acquire and hold shares of capital stock in the FHLB-Cincinnati. As of December 31, 2017, Town Square was in compliance with this requirement.

Federal Reserve System. Federal Reserve Board regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts. For 2017: a 3% reserve ratio was assessed on net transaction accounts up to and including $110.0 million; a 10% reserve ratio was assessed above $110.0 million. The first $15.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempt from the reserve requirements. The amounts are adjusted annually and, for 2018, establish a 3% reserve ratio for aggregate transaction accounts up to $122.3 million, a 10% ratio above $122.3 million, and an exemption of $16.0 million.

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

Capital. When it reaches $1 billion in total assets, Poage Bankshares, Inc. will be subject to the Federal Reserve Board’s capital adequacy regulations for savings and loan holding companies (on a consolidated basis). These capital standards have historically been similar to, though less stringent than, those of the OCC for Town Square. The Dodd-Frank Act, however, required the Federal Reserve Board to establish, for all savings and loan holding companies with total assets of $500 million or more ( a final rule issued by the Federal Reserve Board has increased this threshold to $1 billion in assets), minimum consolidated capital requirements that are as stringent as those required for the insured depository subsidiaries. Under regulations recently enacted by the Federal Reserve Board and effective January 1, 2015, all such savings and loan holding companies will be subject to regulatory capital requirements that are the same as the new capital requirements for Town Square. These new capital requirements include provisions that, when applicable, might limit the ability of Poage Bankshares, Inc. to pay dividends to its stockholders or repurchase its shares. See “—Federal Banking Regulation—New Capital Rule.” Poage Bankshares, Inc. has conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2017, and has determined that it meets all of these new requirements, including the full 2.5% capital conservation buffer, and would be well-capitalized, if these new requirements had been in effect on that date.

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

We Plan to Increase Our Levels of Commercial Real Estate, Multi-Family, Commercial Business and Construction and Land Loans, Which Would Increase Our Exposure to Credit Risk.

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

Our lending market area consists of Greenup, Lawrence, Boyd, Jessamine, Montgomery, Fayette and Campbell Counties in Kentucky, and Lawrence, Scioto, Hamilton, Butler, Warren and Clermont Counties in Ohio. While we did not originate or invest in sub-prime mortgages, our lending business is tied, in part, to the real estate market, which has been weakened by the recession. While we believe our lending market area has not been as adversely affected by the real estate crisis as some other areas of the country, real estate values and demand have softened, and we remain vulnerable to adverse changes in the real estate market. In addition, a significant weakening in general economic conditions such as inflation, recession, unemployment or other factors beyond our control, could negatively affect our financial results. Finally, negative developments in the securities markets could adversely affect the value of our securities.

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

Additionally, the Federal Reserve Board has approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of Basel III and address relevant provisions of the Dodd-Frank Act. Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules will impose additional costs on us.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

Town Square Bank is subject to extensive regulation, supervision and examination by the OCC, its primary federal regulator, and by the FDIC, as its deposit insurer. The Company is also subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Town Square Bank rather than for holders of the Company’s common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. If our regulators require us to charge-off loans or increase our allowance for loan losses, our earnings would suffer. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Strong Competition Within Our Market Areas May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. The commercial bank and savings institution competitors include larger institutions with nationwide or regional operations, and local community institutions such as us that serve the local markets only.  The credit union competitors consist of local community based institutions. Some of our competitors have greater name recognition and market presence that benefit them in attracting business and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we can, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. For additional information see “Item 1—Business—Town Square—Market Area” and —“Competition.”

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

We are a community bank, and our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially adversely affected. We will continue to face additional challenges maintaining our reputation with respect to customers of Town Square in our current market area and in building our reputation in the new market areas that we serve as a result of the acquisition of Town Square Financial and Town Square Bank and the acquisition of Commonwealth Bank.

We Depend on Our Management Team to Implement Our Business Strategy and Execute Successful Operations and We Could Be Harmed by the Loss of Their Services.

We are dependent upon the services of our senior management team. Our strategy and operations are directed by the senior management team. Any loss of the services of our president and chief executive officer or other members of our senior management team could impact our ability to implement our business strategy and have a material adverse effect on our results of operations and our ability to compete in our markets. See “Directors, Executive Officers and Corporate Governance.”

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

The Issuance of Awards Under Our Stock-Based Benefit Plans Will Dilute Your Ownership Interest.

On January 8, 2013, the shareholders of Poage Bankshares approved the Poage Bankshares, Inc. 2013 Equity Incentive Plan (the “Plan”) for employees and directors of Poage Bankshares. The Plan authorizes the issuance of up to 472,132 shares of Poage Bankshares common stock, with no more than 134,895 of shares as restricted stock awards and 337,237 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Plan may not be less than the fair value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted. If awards under the Plan are funded from the issuance of authorized but unissued shares of common stock, Poage Bankshares shareholders would experience a dilution of their ownership interest. On April 16, 2013, the board of directors awarded the authorized 134,895 restricted shares as designated by the compensation committee and through December 31, 2017 have granted 325,000 stock option awards. The implementation of any additional stock-based benefit plans in the future would cause further dilution of such ownership interests.

If the goodwill we have recorded in connection with business acquisitions becomes impaired, it would have a negative impact on our profitability.

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

As of December 31, 2017, the net book value of our offices was $9.8 million.

	Leased or	Year Acquired	Square	Net Book Value
Location	Owned	or Leased	Footage	of Real Property
				(Dollars in
				thousands)
Main office:
1500 Carter Avenue
Ashland, Kentucky	Owned	2007	12,000	$3,487

Branch offices:
1608 Argillite Road
Flatwoods, Kentucky	Owned	1969	1,728	$171

852 US 23
South Shore, Kentucky	Owned	1978	1,575	$80

119 N Main Cross Street
Louisa, Kentucky	Owned	1984	1,748	$161

501 US 23, Greenup, Kentucky	Owned	2008	1,120	$454

9431 US 60, Cannonsburg, Kentucky	Owned	2014	9,840	$1,018

150 South Main St
Nicholasville, Kentucky	Owned	2014	7,028	$1,752

101 Commonwealth Dr.
Mt Sterling, Kentucky	Owned	2015	3,929	$1,335

621 Martin Luther King Jr Blvd
Ashland, Kentucky	Owned	2016	2,440	$879

Operations center:
6628 US 60
Summit, Kentucky	Owned	2015	8,640	$509

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. At December 31, 2017, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)      Our shares of common stock are traded on the NASDAQ Capital Market under the symbol PBSK. The approximate number of holders of record of Poage Bankshares, Inc.’s common stock as of December 31, 2017 was 390. Certain shares of Poage Bankshares, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Poage Bankshares, Inc. common stock for each quarter of the previous two fiscal years. The following information was provided by the NASDAQ Stock Market.

			Closing	Dividends
	High	Low	Price	Declared
Quarter ended December 31, 2017	$21.00	$18.10	$21.00	$0.06
Quarter ended September 30, 2017	19.42	17.20	19.35	0.06
Quarter ended June 30, 2017	19.75	18.75	19.05	0.06
Quarter ended March 31, 2017	20.25	18.80	19.50	0.06
Quarter ended December 31, 2016	20.90	17.45	18.80	0.08
Quarter ended September 30, 2016	19.42	17.04	19.30	0.08
Quarter ended June 30, 2016	18.27	15.50	17.18	0.06
Quarter ended March 31, 2016	18.85	16.59	16.59	0.06

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

The following information is presented for the Poage Bankshares, Inc. 2103 Equity Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under plan (excluding securities reflected in first column)

Equity compensation plans approved by stockholders	472,132	$14.88	15,642

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	472,132	$14.88	15,642

(b)	Not applicable.

(c)	Issuer repurchases. On June 2, 2016, Poage Bankshares, Inc. commenced a new stock repurchase program. The Board of Directors of Poage Bankshares, Inc. authorized a program to repurchase up to 150,000 shares, which represents approximately 3.9% of the Company’s issued and outstanding shares of common. The Company repurchased 127,955 shares at a weighted average price of $18.20 per share and there remained 22,045 shares to be repurchased under this plan at December 31, 2017.

On December 20, 2016, the Board of Directors of Poage Bankshares, Inc. authorized a new program to repurchase up to 185,000 shares, which represents approximately 5% of the Company’s issued and outstanding shares of common stock. On June 26, 2017, the Company completed the stock program for up to 185,000 shares of common stock at a weighted average price of $19.07 per share.

On December 5, 2017, the Board of Directors of Poage Bankshares, Inc. authorized a new stock repurchase program for the repurchase of up to $180,000 shares of common stock, which represents approximately 5% of the Company’s issued and outstanding shares of common stock. The Company repurchased 6,500 shares at a weighted average price of $19.00 per share and there remained 173,500 shares to be repurchased under this plan at December 31, 2017.

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

The following table sets forth information in connection with repurchases of the Poage Bankshares’ common stock for the period October 1, 2017 through December 31, 2017. Shares were purchased pursuant to repurchase authorizations outlined above.

			Total Number	Number of Shares
			of Shares	That May Yet
	Total		Purchased as	Be Purchased
	Number of	Average	Part of	Under Publicly
	Shares	Price Paid	Publicly	Announced
	Purchased	Per Share	Announced Plan	Plan
October 1 - October 31, 2017	-	-	-	23,463
November 1 - November 30, 2017	-	-	-	23,463
December 1- December 31, 2017	7,918	19.08	7,918	195,545
Total	7,918	$19.08	7,918

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected historical financial and other data of Poage Bankshares at the dates and for the periods indicated. The information at December 31, 2017 and 2016, and for the years ended December 31, 2017 and 2016 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto of Poage Bankshares that appear in this Annual Report on Form 10-K. The information at December 31, 2015, 2014 and 2013 and for the years ended December 31, 2015 and 2014, and the three months ended December 31, 2013, is derived in part from audited financial statements that do not appear in this Annual Report on Form 10-K.

Selected Financial and Other Data

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Financial Condition Data:
Total assets	$446,880	$458,465	$435,088	$414,702	$289,230
Cash and cash equivalents	20,499	24,389	23,876	16,967	6,684
Interest-bearing deposits in other financial institutions	2,988	1,992	1,992	-	-
Investment securities	64,130	58,261	63,975	65,262	86,062
Loans held for sale	256	611	367	712	307
Loans receivable, net	328,554	343,921	314,143	302,012	177,088
Deposits	370,050	374,708	343,130	323,138	209,440
Federal Home Loan Bank advances	7,419	9,332	15,803	17,952	19,958
Subordinated debenture	2,890	2,825	2,761	2,697	-
Retained earnings	31,423	35,065	34,270	31,933	30,789
Total shareholders' equity	61,715	68,701	71,241	68,151	57,658

					For the Three
					Months Ended
	For the Year Ended December 31,				December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Operating Data:
Interest and dividend income	$18,982	$19,104	$19,106	$17,592	$2,883
Interest expense	2,847	2,420	2,210	2,164	462
Net interest income	16,135	16,684	16,896	15,428	2,421
Provision for loan losses	3,516	1,249	514	504	-
Net interest income after provision for loan losses	12,619	15,435	16,382	14,924	2,421
Non-interest income	2,700	3,023	3,912	3,017	274
Non-interest expenses	18,118	16,031	16,146	15,483	2,839
Income (loss) before income taxes	(2,799)	2,427	4,148	2,458	(144)
Income taxes	69	632	971	612	16
Net income (loss)	(2,868)	1,795	3,177	1,846	(160)

					At or for the
					Three Months
	At or For the Years Ended				Ended
	December 31,				December 31,
	2017	2016	2015	2014	2013

Performance Ratios:
Return on average assets	(0.63)%	0.40%	0.75%	0.47%	(0.22)%
Return on average equity	(4.24)%	2.54%	4.56%	2.84%	(1.11)%
Interest rate spread (1)	3.53%	3.80%	4.07%	4.01%	3.38%
Net interest margin (2)	3.73%	3.98%	4.24%	4.16%	3.54%
Noninterest expense to average assets	3.95%	3.59%	3.79%	3.81%	3.98%
Efficiency ratio (3)	96.19%	81.35%	77.60%	83.51%	105.34%
Dividend payout ratio (4)	(28.57)%	56.00%	26.44%	38.46%	n/a
Average interest-earnings assets to average interest-bearing liabilities	129.45%	129.63%	131.09%	127.56%	122.33%
Average equity to average assets	14.75%	15.85%	16.38%	17.54%	19.89%

Capital Ratios:
Total risk-based capital to risk-weighted assets	19.10%	21.01%	24.36%	24.34%	32.12%
Tier I capital to risk-weighted assets	17.85%	20.23%	23.68%	23.61%	30.87%
Tier I capital to adjusted total assets	11.80%	13.52%	15.31%	15.07%	16.16%
Common equity Tier 1 capital to risk weighted assets	17.85%	20.23%	23.68%	n/a	n/a

Asset Quality Ratios:
Allowance for loan losses as a percentage of total loans	1.40%	0.68%	0.59%	0.63%	1.07%
Allowance for loan losses as a percentage of non-performing loans	73.62%	50.10%	41.27%	56.99%	206.05%
Net charge-offs to average outstanding loans during the period, annualized where applicable	0.35%	0.23%	0.18%	0.16%	0.18%
Non-performing loans as a percent of total loans	1.91%	1.35%	1.42%	1.10%	0.52%
Non-performing assets as a percent of total assets	1.75%	1.18%	1.36%	1.26%	0.45%
Non-performing assets and troubled debt restructurings to total assets	2.24%	1.85%	1.36%	1.26%	0.45%
Other:
Number of offices	9	10	9	8	6
Loan Production offices	1	3	1	1	1

(1) Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of interest-bearing liabilities.

(2) Represents net interest income as a percent of average interest-earning assets.

(3) Represents noninterest expense divided by the sum of net interest income and noninterest income.

(4) Represents dividends declared per share divided by the net income (loss) per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We have historically operated as a traditional thrift institution headquartered in Ashland, Kentucky. Our principal business consists of attracting retail deposits from the general public in our market area and investing those deposits, together with funds generated from operations, and to a lesser extent, borrowings, in one- to four-family residential mortgage loans, commercial and multi-family real estate loans, commercial business loans, consumer loans, consisting primarily of automobile loans, home equity loans and lines of credit, and construction loans. Since the acquisition of Town Square Financial Corporation, our focus has moved towards commercial banking. We also purchase investment securities consisting primarily of securities issued by United States Government agencies and government sponsored entities, including obligations of state and political subdivisions and mortgage-backed securities. At December 31, 2017, we had total assets of $446.9 million, total deposits of $370.0 million and total shareholders’ equity of $61.7 million.

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

Comparison of Financial Condition at December 31, 2017 and December 31, 2016

At December 31, 2017, Poage Bankshares’ assets totaled $446.9 million, a decrease of $11.6 million, or 2.5% from $458.5 million at December 31, 2016. The decrease was primarily attributable to decrease in real estate, commercial and consumer loans.

Cash and cash equivalents decreased by $3.9 million, or 15.9% to $20.5 million at December 31, 2017 from $24.4 million at December 31, 2016.

Interest-bearing deposits in other financial institutions increased by $1.0 million, or 50.0%, to $3.0 million at December 31, 2017 from $2.0 million at December 31, 2016.

Loans held for sale decreased $355,000, or 58.1%, to $256,000 at December 31, 2017 from $611,000 at December 31, 2016 primarily due to a decrease in mortgage banking activity throughout the year.

Loans receivable, net, decreased $15.4 million, or 4.5%, to $328.5 million at December 31, 2017 from $343.9 million at December 31, 2016. This decrease was primarily due to a decrease in lending in commercial real estate and commercial and industrial loans. Non-performing loans increased by $1.7 million, or 35.6%, to $6.4 million at December 31, 2017 from $4.7 million at December 31, 2016, primarily due to the deterioration in credit quality of commercial and industrial loans and one- to four-family mortgage loans, and defaults.

Securities available for sale increased by $5.8 million, or 10.0%, to $64.1 million at December 31, 2017 from $58.3 million at December 31, 2016. This increase is primarily due to purchases of $15.0 million, offset by calls, regular maturities and principal payments totaling $6.0 million.

Goodwill increased $617,000, or 48.3%, to $1.9 million at December 31, 2017 from $1.3 million at December 31, 2016. This increase is attributable to revision of the purchase accounting for the 2014 Town Square acquisition due to the discovery in 2017 of $934,000 in fictitious loans acquired.

Deposits decreased $4.7 million, or 1.2%, to $370.0 million at December 31, 2017 from $374.7 million at December 31, 2016. The decrease was attributable to the maturity of $16.6 million non-brokered deposits acquired in the national market, offset by organic growth in our market areas.

Federal Home Loan Bank advances decreased $1.9 million, or 20.5%, to $7.4 million at December 31, 2017 from $9.3 million at December 31, 2016. This decrease in borrowings was primarily due to $19.9 million in regular principal payments and maturities, offset by $18.0 million in advances.

Other borrowings remained unchanged at $2.8 million at December 31, 2017 and 2016. The amortization of fair value related to the subordinate debenture was $64,000 for the year ended December 31, 2016. The subordinated debenture of $2.8 million is shown as a liability. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 3.15% at December 31, 2017.

Total shareholders’ equity decreased by $7.0 million, or 10.2%, to $61.7 million at December 31, 2017, from $68.7 million at December 31, 2016. The decrease resulted primarily from the repurchase of stock totaling $3.7 million, the payment of cash dividends totaling $817,000 and a net loss of $2.9 million for the year ended December 31, 2017.

Comparison of Operating Results for the Years Ended December 31, 2017 and December 31, 2016

General. Net income decreased $4.7 million, or 259.8%, to a net loss of $2.9 million for the year ended December 31, 2017 from net income of $1.8 million for the year ended December 31, 2016. The decrease reflected a decrease in net interest income of $549,000, or 3.3%, to $16.1 million for the year ended December 31, 2017 from $16.7 million for the year ended December 31, 2016, an increase in the provision for loan losses of $2.3 million, or 181.5%, to $3.5 million for the year ended December 31, 2017 from $1.2 million for the year ended December 31, 2016, a decrease in non-interest income of $323,000, or 10.7%, to $2.7 million for the year ended December 31, 2017 from $3.0 million for the year ended December 31, 2016 and an increase in non-interest expense of $2.1 million, or 13.0%, to $19.0 million for the year ended December 31, 2017 from $16.0 million for the year ended December 31, 2016, offset by a decrease in income tax expense of $563,000, or 89.1%, to a tax expense of $69,000 for the year ended December 31, 2017 from $632,000 for the year ended December 31, 2016.

Interest and Dividend Income. Interest income decreased $122,000, or 0.6%, to 19.0 million for the year ended December 31, 2017 from $19.1 million for the year ended December 31, 2016.

Interest income on loans decreased $422,000, or 2.4%, to $17.1 million for the year ended December 31, 2017 from $17.5 million for the year ended December 31, 2016. The average yields on loans decreased 17 basis points to 5.04% for the year ended December 31, 2017, compared to 5.21% for the year ended December 31, 2016, although the average balance of loans increased $3.0 million to $339.3 million for the year ended December 31, 2017 from $336.3 million for the year ended December 31, 2016. The decrease in yield is primarily due to a decrease of $385,000 in accretable yield on credit-impaired purchased loans for the year ended December 31, 2017 from the year ended December 31, 2016. The information for the year ended December 31, 2017 reflects the accretive benefit, approximately $383,000, from the acquisitions of Town Square Financial and Commonwealth.

Interest income on investment securities increased $102,000, or 7.5%, to $1.5 million for the year ended December 31, 2017 from $1.4 million for the year ended December 31, 2016, reflecting an increase in the average balance of such securities to $62.0 million at December 31, 2017 from $61.3 million at December 31, 2016 combined with a 14 basis point increase in the average yield to 2.35% for the year ended December 31, 2017, from 2.21% for the year ended December 31, 2016. This increase in yield is due to calls and maturity of lower yielding investment securities and the purchase of higher yielding investments.

Interest Expense. Interest expense increased $427,000, or 17.6%, to $2.8 million for the year ended December 31, 2017 from $2.4 million for the year ended December 31, 2016. The increase reflected an increase of $15.3 million in the average balance on interest bearing deposits to $321.3 million at December 31, 2017 from $306.0 million at December 31, 2016 combined with an increase in the average rate paid on such deposits to 0.76% for the year ended December 31, 2017 from 0.67% for the year ended December 31, 2016. Interest expense on interest bearing deposits increased $416,000, or 20.4%, to $2.5 million for the year ended December 31, 2017 from $2.0 million for the year ended December 31, 2016. Interest expense on FHLB-Cincinnati advances, subordinated debenture and other borrowings increased $11,000, or 2.9% to $391,000 for the year ended December 31, 2017 from $380,000 for the year ended December 31, 2016. This increase was due to an 80 basis point increase in the average rate paid on these borrowings to 2.96% from 2.16%, offset by a decrease of $1.4 million in the average balance on these borrowings.

Interest expense on money market deposits, savings, NOW and demand deposits increased $170,000, or 65.6%, to $429,000 for the year ended December 31, 2017 from $259,000 for the year ended December 31, 2016. The increase reflected an increase in the average balance of these deposits to $154.4 million at December 31, 2017 from $140.3 million at December 31, 2016. The average rate paid on these deposits increased 10 basis points to 0.28% for the year ended December 31, 2017 from 0.18% for the year ended December 31, 2016. Interest expense on certificates of deposit increased $246,000, or 13.8%, to $2.0 million for the year ended December 31, 2017 from $1.8 million for the year ended December 31, 2016. This increase reflected an increase in the average balance of such certificates to $166.9 million from $165.7 million and an increase in the average rate paid on certificates of deposits to 1.21% for the year ended December 31, 2017 from 1.07% for the year ended December 31, 2016.

Net Interest Income. Net interest income decreased $549,000 or 3.3%, to $16.1 million for the year ended December 31, 2017 from $16.7 million for the year ended December 31, 2016. The interest rate spread decreased 27 basis points from 3.80% to 3.53%, along with an 18 basis point decrease in the ratio of the average interest earning assets to average interest bearing liabilities from 129.63% to 129.45%. Net interest margin decreased from 3.98% to 3.73%. The decrease in interest rate spread and net interest margin was attributable to a decrease in interest income on loans of $422,000, or 2.4%, to $17.1 million for the year ended December 31, 2017 from $17.5 million for the year ended December 31, 2016 combined with an increase in interest expense on interest bearing deposits of $416,000, or 20.4%, to $2.5 million to $2.0 million for the same periods.

Provision for Loan Losses. Provision for loan losses increased $2.3 million, or 181.5%, to $3.5 million for the year ended December 31, 2017 from $1.2 million for the year ended December 31, 2016. The increase is attributable to an increase in substandard and special mention loans combined with an increase in charge-offs for the year ended December 31, 2017.

Noninterest Income. Noninterest income decreased $323,000, or 10.7%, to $2.7 million for the year ended December 31, 2017 from $3.0 million for the year ended December 31, 2016. The decrease in noninterest income was due to the decrease of $177,000, or 37.3%, in loan servicing fees, a decrease in gains on mortgage loans sold of $44,000, or 20.2%, a decrease in service charges on deposits of $53,000, or 2.6% and a decrease in net gains on the disposal of land and equipment of $19,000, or 52.8% for the year ended December 31, 2017 from the year ended December 31, 2016, respectively.

Noninterest Expense. Noninterest expense increased $3.0 million, or 18.8%, to $19.0 million for the year ended December 31, 2017 from $16.0 million for the year ended December 31, 2016. This increase was primarily attributable to the early contract termination and deconversion expense of $1.8 million and the loss on fictitious loans of $481,000. The Company signed a contract with the new data processing provider in December of 2017. By converting to the new system, the Company expects to recoup these deconversion fees and early termination costs during the five years following conversion through the recognition of significant cost savings. On September 12, 2017, the Company uncovered evidence of suspected fraud involving the origination of fictitious loans by an employee of the Bank. The Bank believes that it will recover its losses, less the deductible of $25,000, under the terms of its fidelity bond. However, based upon correspondence received from counsel to the Bank’s fidelity bond insurer on March 29, 2018, management cannot assert that collection is probable which is a high threshold under generally accepted accounting principles.

Foreclosed assets expense increased $201,000, or 39.6%, to $709,000 for the year ended December 31, 2017 from $508,000 for the year ended December 31, 2016. The increase in noninterest expense was offset by a decrease of $406,000, or 5.5%, in salaries and employee benefits to $7.0 million of the year ended December 31, 2017 from $7.4 million for the year ended December 31, 2016 and a decrease in occupancy and equipment expense of $105,000, or 5.1%, from $2.1 million for the year ended December 31, 2016 to $2.0 million for year ended December 31, 2017.

Income Tax Expense. The provision for income taxes decreased $563,000, or 89.1%, to a tax expense of $69,000 for the year ended December 31, 2017 from $632,000 for the year ended December 31, 2016. Our effective tax rate for the year ended December 31, 2017 was 2.5% compared to 26.0% for the year ended December 31, 2016. On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other things, the Act reduces the corporate federal tax rate from 35% to 21% effective January 1, 2018 as well as repealing the alternative minimum tax. As a result, we are required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our deferred tax assets and liabilities resulted in a one-time charge to the Company’s earnings and reduction to its net deferred tax assets of approximately $1.2 million in 2017.

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

	For the Years Ended December 31,
	2017			2016			2015
	Average	Interest and		Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$339,344	$17,102	5.04%	$336,308	$17,524	5.21%	$310,964	$17,523	5.64%
Investment securities	61,965	1,459	2.35%	61,292	1,357	2.21%	66,725	1,431	2.14%
FHLB stock	3,036	152	5.01%	3,036	122	4.02%	2,895	115	3.97%
Other interest-earning assets	28,699	269	0.94%	18,796	101	0.54%	17,530	37	0.21%
Total interest-earning assets	433,044	18,982	4.38%	419,432	19,104	4.55%	398,114	19,106	4.80%

Noninterest-earning assets	25,503			27,024			27,655
Total assets	$458,547			$446,456			$425,769

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	154,418	429	0.28%	140,265	259	0.18%	126,588	226	0.18%
Certificates of deposit	166,910	2,027	1.21%	165,685	1,781	1.07%	159,814	1,590	0.99%
Total interest bearing deposits	321,328	2,456	0.76%	305,950	2,040	0.67%	286,402	1,816	0.63%

FHLB advances	9,608	165	1.72%	14,827	211	1.42%	14,572	240	1.65%
Subordinated debenture	2,857	191	6.69%	2,793	169	6.05%	2,728	154	5.65%
Other borrowings	736	35	4.76%	-	-		-	-
Total borrowings	13,201	391	2.96%	17,620	380	2.16%	17,300	394	2.28%

Total interest bearing liabilities	334,529	2,847	0.85%	323,570	2,420	0.75%	303,702	2,210	0.73%

Non-interest bearing liabilities:
Non-interest bearing deposits	52,972			49,065			48,206
Accrued interest payable	131			153			197
Other liabilities	3,296			2,925			3,942
Total non-interest bearing liabilities	56,399			52,143			52,345
Total liabilities	390,928			375,713			356,047

Total equity	67,619			70,743			69,722
Total liabilities and equity	$458,547			$446,456			$425,769

Net interest income		16,135			16,684			16,896
Interest rate spread			3.53%			3.80%			4.07%
Net interest margin			3.73%			3.98%			4.24%
Average interest-earning assets to average interest bearing liabilities			129.45%			129.63%			131.09%

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

Year Ended December 31,
2017 Compared to 2016	Volume	Rate	Net
	(In thousands)

Interest income:
Loans receivable	$157	$(579)	$(422)
Investment securities	15	87	102
Other interest-earning assets	70	128	198
Total	242	(364)	(122)

Interest expense:
Now, Savings, Money Market, and other	28	142	170
Certificates	13	233	246
FHLB advances and other borrowings	(34)	45	11
Total	7	420	427
Increase (decrease) in net interest income	$235	$(784)	$(549)

Year Ended December 31,
2016 Compared to 2015	Volume	Rate	Net
	(In thousands)

Interest income:
Loans receivable	$1,372	$(1,371)	$1
Investment securities	(119)	45	(74)
Other interest-earning assets	9	62	71
Total	1,262	(1,264)	(2)

Interest expense:
Now, Savings, Money Market, and other	25	8	33
Certificates	60	131	191
FHLB advances and other borrowings	8	(22)	(14)
Total	93	117	210
Increase (decrease) in net interest income	$1,169	$(1,381)	$(212)

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

An important measure of interest rate risk is the amount by which the economic value of equity of an institution’s cash flow from assets, liabilities and off balance sheet items changes in the event of a range of assumed changes in market interest rates. We have utilized the FIS Ambit ALM4 software provided First National Bankers Bank to provide an analysis of estimated changes in our EVE under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the EVE.

Set forth below is an analysis of the changes to the economic value of our equity (“EVE”) that would occur December 31, 2017 in the event of designated changes in the United States treasury yield curve. At December 31, 2017, the economic value of our equity exposure related to these hypothetical changes in market interest rates was within the current guidelines we have established.

	Economic Value of Equity			EVE as %
	(Dollars in thousands)			of EV of Assets
Change in Rates	$ Amount	$ Change	% Change	EVE Ratio	Change
+400bp	101,309	19,021	23.11%	24.22%	584	bp
+300bp	99,756	17,468	21.23%	23.45%	507	bp
+200bp	96,232	13,945	16.95%	22.25%	387	bp
+100bp	90,526	8,238	10.01%	20.58%	220	bp
0bp	82,288	-	-	18.38%	-	bp
-100bp	71,852	(10,436)	(12.68)%	15.75%	(263	)bp
-200bp	78,823	(3,465)	(4.21)%	16.97%	(142	)bp
-300bp	81,090	(1,198)	(1.46)%	17.37%	(102	)bp
-400bp	84,059	1,772	2.15%	17.89%	(50	)bp

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of its asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the FHLB-Cincinnati. At December 31, 2017, we had $7.4 million in advances from the FHLB-Cincinnati and an additional borrowing capacity of $85.5 million.

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

Poage Bankshares is a separate legal entity from Town Square and must provide for its own liquidity to pay dividends to shareholders, repurchase its stock and to fund other corporate activities. Poage Bankshares’ primary source of liquidity is dividend payments it receives from Town Square. At December 31, 2017, Poage Bankshares (on an unconsolidated basis) had liquid assets totaling $4.4 million.

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

As of December 31, 2017, based on the most recent notification from the OCC, Town Square was categorized as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed Town Square’s prompt corrective action category.

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

For information regarding market risk, see “Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Management of Market Risk.”

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS

Crowe Horwath LLP Independent Member Crowe Horwath International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Poage Bankshares, Inc.

Ashland, Kentucky

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Poage Bankshares, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Horwath LLP

We have served as the Company's auditor since 2010.

Cleveland, Ohio

April 10, 2018

POAGE BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(Dollar amounts in thousands except per share data)

	December 31,
	2017	2016
ASSETS
Cash and due from financial institutions	$20,499	$24,389
Interest-bearing deposits in other financial institutions	2,988	1,992
Securities available for sale	64,130	58,261
Loans held for sale	256	611
Loans, net of allowance of $4,681 and $2,349	328,554	343,921
Restricted stock, at cost	3,276	3,276
Other real estate owned, net	1,462	718
Premises and equipment, net	10,500	11,115
Company owned life insurance	7,292	7,121
Accrued interest receivable	1,413	1,397
Goodwill	1,894	1,277
Other intangible assets, net	667	1,006
Deferred tax asset	2,128	1,454
Other assets	1,821	1,927
Total Assets	$446,880	$458,465

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$52,577	$52,288
Interest bearing	317,473	322,420
Total deposits	370,050	374,708
Federal Home Loan Bank advances	7,419	9,332
Subordinated debenture and other borrowings	2,890	2,825
Accrued interest payable	24	52
Other liabilities	4,782	2,847
Total liabilities	385,165	389,764

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,514,171 and 3,704,704 issued and outstanding at December 31, 2017 and 2016, respectively.	35	37
Additional paid-in-capital	32,371	35,742
Retained earnings	31,423	35,065
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,854)	(1,990)
Accumulated other comprehensive income (loss)	(260)	(153)
Total shareholders' equity	61,715	68,701
Total liabilities and shareholders' equity	$446,880	$458,465

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2017 and 2016

(Dollar amounts in thousands except per share data)

	Year ended	Year ended
	December 31,	December 31,
	2017	2016
Interest and dividend income
Loans, including fees	$17,102	$17,524
Taxable securities	998	905
Tax-exempt securities	461	452
Federal funds sold and other	421	223
	18,982	19,104
Interest expense
Deposits	2,456	2,040
Federal Home Loan Bank advances and other borrowings	391	380
	2,847	2,420
Net interest income	16,135	16,684

Provision for loan losses	3,516	1,249
Net interest income after provision for loan losses	12,619	15,435

Non-interest income
Service charges on deposits	1,976	2,029
Other service charges	51	53
Net gain on disposal of land and equipment	17	36
Loan servicing fees	298	475
Gains on mortgage loans sold, net	174	218
Net gains (loss) on securities	-	(3)
Income from company owned life insurance	171	180
Other	13	35
	2,700	3,023
Non-interest expense
Salaries and employee benefits	6,950	7,356
Occupancy and equipment	1,972	2,077
Data processing	2,650	2,635
Federal deposit insurance	130	181
Loan processing and collection	365	395
Foreclosed assets, net	709	508
Advertising	397	324
Professional Fees	553	479
Other taxes	463	426
Director fee and expense	170	185
Amortization of intangible assets	339	347
Early contract termination	1,800	-
Loss on fictitious loans	481	-
Other	1,139	1,118
	18,118	16,031
Income (loss) before income taxes	(2,799)	2,427
Income tax expense	69	632
Net income (loss)	$(2,868)	$1,795
Earnings (loss) per share:
Basic	$(0.84)	$0.50
Diluted	(0.84)	0.50
Dividend per share	$0.24	$0.28

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2017 and 2016

(Dollar amounts in thousands except per share data)

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

Net income (loss)	$(2,868)	$1,795

Other comprehensive loss:
Unrealized holding gains (losses) on available for sale securities	(95)	(817)
Reclassification adjustments for (gains) losses recognized in income	-	3
Net unrealized holding gains (losses) on available for sale securities	(95)	(814)
Tax effect	31	277
Other comprehensive loss	(64)	(537)

Comprehensive income (loss)	$(2,932)	$1,258

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2017 and 2016

(Dollar amounts in thousands except per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Income (Loss)	Equity

Balances, January 1, 2016	$39	$38,673	$34,270	$(2,125)	$384	$71,241
Net income	-	-	1,795	-	-	1,795
Stock repurchases, 197,256 shares repurchased	(2)	(3,522)	-	-	-	(3,524)
Dividends paid ($.28/share)	-	-	(1,000)	-	-	(1,000)
ESOP compensation earned	-	106	-	135	-	241
Stock based compensation expense, net of 2,156 forfeited shares	-	377	-	-	-	377
Exercise of stock options, 20,700 shares exercised, net	-	108	-	-	-	108
Other comprehensive loss	-	-	-	-	(537)	(537)
Balances, December 31, 2016	$37	$35,742	$35,065	$(1,990)	$(153)	$68,701
Net loss	-	-	(2,868)	-	-	(2,868)
Stock repurchases, 196,346 shares repurchased	(2)	(3,741)	-	-	-	(3,743)
Dividends paid ($.24/share)	-	-	(817)	-	-	(817)
ESOP compensation earned	-	122	-	136	-	258
Stock based compensation expense	-	303	-	-	-	303
Exercise of stock options, 38,050 shares exercised, less 29,455 shares repurchased	-	-	-	-	-	-
Repurchase of 2,782 shares for withholding associated with restricted stock vesting	-	(55)	-	-	-	(55)
Other comprehensive loss	-	-	-	-	(64)	(64)
Reclassification of disproportionate tax effect on unrealized losses on available for sale securities resulting from the change in federal tax rate	-	-	43	-	(43)	-
Balances, December 31, 2017	$35	$32,371	$31,423	$(1,854)	$(260)	$61,715

See Notes to Consolidated Financial Statements.

POAGE BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2017 and 2016

(Dollar amounts in thousands except per share data)

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,868)	$1,795
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	798	854
Provision for loan losses	3,516	1,249
ESOP compensation expense	258	241
Stock based compensation expense	303	377
Losses on securities	-	3
(Gains) on disposal of assets	(17)	(36)
Loss on sale of other real estate owned	479	348
(Gains) losses on sales of repossessed assets	13	5
Loss on fictitious loans	481	-
Amortization of core deposit intangible	339	347
Accretion of fair value adjustments related to loans	(383)	(768)
Accretion of fair value adjustments related to deposits	(65)	(65)
Amortization of fair value related to subordinated debenture	65	64
Net amortization on securities	59	241
Deferred income tax expense (benefit)	(1,477)	440
Tax rate change - 2017 Tax Cuts & Job Act	1,152	-
Gains on mortgage loans sold, net	(174)	(218)
Origination of loans held for sale	(5,965)	(8,151)
Proceeds from loans held for sale	6,494	8,125
Increase in cash value of life insurance	(171)	(180)
Change in asset and liabilities, net of assets and liabilities acquired:
Accrued interest receivable	(16)	(57)
Other assets	120	184
Accrued interest payable	(28)	14
Other liabilities	1,935	738
Net cash from operating activities	4,848	5,550

CASH FLOW FROM INVESTING ACTIVITIES:
Net increase in interest-bearing deposits with other institutions	(996)	-
Securities available for sale:
Proceeds from calls	585	6,655
Proceeds from maturities	1,280	-
Purchases	(15,014)	(9,368)
Principal payments received	7,125	7,369
Loan originations and principal payments on loans, net	8,381	(31,380)
Proceeds from the sale of other real estate owned	1,129	1,308
Proceeds from the sale of repossessed assets	59	42
Proceeds from the sale of bank assets	54	150
Purchase of properties and equipment	(220)	(569)
Net cash from (used in) investing activities	2,383	(25,793)

CASH FLOW FROM FINANCING ACTIVITIES
Net change in deposits	(4,593)	31,643
Proceeds from Federal Home Loan Bank borrowings	18,000	80,500
Payments on Federal Home Loan Bank borrowings	(19,913)	(86,971)
Proceeds from other borrowings	1,500	-
Payments on other borrowings	(1,500)	-
Cash dividend paid	(817)	(1,000)
Proceeds from exercise of stock options	-	108
Stock repurchases	(3,798)	(3,524)
Net cash from (used in) financing activities	(11,121)	20,756

CHANGE IN CASH AND CASH EQUIVALENTS	(3,890)	513

Cash and cash equivalents at beginning of year	24,389	23,876

CASH AND CASH EQUIVALENTS AT END OF YEAR	$20,499	$24,389

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and advances	$2,875	$2,405
Income taxes (refund) payment	350	(350)
Other assets acquired in settlement of loans	$86	$47
Real estate acquired in settlement of loans	$2,352	$1,216

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

The Bank is a federally chartered savings association. The Bank currently serves the financial needs of communities in its market area through its main office located in Ashland, Kentucky and its branch offices located in Flatwoods, South Shore, Louisa, Cannonsburg, Nicholasville, Greenup and Mt. Sterling, Kentucky. The Bank also has a loan production office located in the Cincinnati, Ohio. The Bank’s business involves attracting deposits from the general public and using such deposits, together with other funds, to originate one-to-four family residential mortgage loans, commercial and multi-family real estate loans, construction loans, commercial and industrial loans and consumer loans primarily in its market area which includes the Kentucky counties of Boyd, Greenup, Jessamine, Lawrence, Montgomery, Fayette and Campbell and the Ohio counties of Scioto, Lawrence, Hamilton, Butler, Warren and Clermont.

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

Concentration of Credit Risk: The majority of the Company’s business activity is with customers located within a 25 mile radius of its branch and loan production office. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in those areas.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. If a loan is categorized as loss under the regulatory definitions of loan classifications, the loan is immediately charged off. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. The allowance for loan losses reflects the estimate management believes to be appropriate to cover incurred probable losses which are inherent in the loan portfolio at December 31, 2017 and 2016.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. No valuation allowance was required at December 31, 2017 or 2016. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

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

Restricted Stock: The Bank is a member of the Federal Home Loan Bank (FHLB) system and Bankers’ Bank of Kentucky (BBK). Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB and BBK stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no such expenses recognized in the years ended December 31, 2017 and 2016.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. The Bank is required to maintain reserve funds in cash or on deposit with a designated depository financial institution. The required reserve at December 31, 2017 and 2016 was $106,000 and $107,000, respectively.

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

Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss) divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Segment Reporting: The Company has one reportable segment: banking. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

Recently Adopted Accounting Pronouncements:

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This ASU will require recognition of the income tax effects of share-based awards in the income statement when the awards vest or are settled (i.e., Additional Paid-in-Capital pools will be eliminated). The amendments are effective for public companies for annual periods beginning after December 15, 2016. The guidance in the ASU No. 2016-09 was adopted by the Company and did not have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  On December 22, 2017, the U.S. federal government enacted the Tax Act.  The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Act and will improve the usefulness of information reported to financial statement users. The amendments only relate to the reclassification of the income tax effects of the Tax Act; the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.  The Company adopted this update, as permitted by the guidance, which resulted in a reclassification of $43,000 from accumulated other comprehensive income to retained earnings for stranded tax effects for the year ended December 31, 2017 as disclosed on the Company’s Consolidated Statements of Changes in Shareholders’ Equity.

Newly Issued Accounting Standard Not Yet Effective:

In May 2014 the FASB issued Accounting Standards Update 2014-09 Revenue from Contracts with Customers (Topic 606) developed as a joint project with the International Accounting Standards Board to remove inconsistencies in revenue requirements and provide a more robust framework for addressing revenue issues. The ASU's core principle is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update 2015-14, which deferred the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). Early adoption is permitted, but not before the original effective date (i.e., interim and annual reporting periods beginning after December 15, 2016). Poage has determined that ASU 2014-09 will not have a significant impact on its financial statements as a significant portion of the Company’s revenue is scoped out of the standard. The Company’s sources of non-interest income that fall within the scope of the new standard, such as service charges on deposits and wire transfer fees, are structured so that the non-interest income is earned immediately and not over a period of time, which is similar to the treatment under previous revenue recognition standards. The Company adopted this standard on January 1, 2018 using the modified retrospective method with a cumulative effect of the initial application in the first quarter of 2018 but there was no impact to retained earnings as a result of the adoption of the new standard.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income.  This ASU will become effective for the Company for interim and annual periods beginning after December 15, 2017. The adoption of ASU No. 2016-01 in the first quarter of 2018 is not expected to have a material effect on the Company’s operating results or financial condition.

In February 2016, the FASB issued Accounting Standards Update 2016-02 Leases guidance requiring the recognition in the statement of financial position of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires that a lessee should recognize lease assets and lease liabilities as compared to previous GAAP that did not require lease assets and lease liabilities to be recognized for most leases. The guidance becomes effective for us on January 1, 2019. Poage is currently evaluating the impact on its leases to determine the impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (the ASU), which introduces the current expected credit losses methodology. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured as fair value through net income. Among other things, the ASU requires the measurement of all expected credit losses for financial assets, including loans and available-for-sale debt securities, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The new model, referred to as the current expected credit loss (“CECL”) model, will require institutions to calculate all probable and estimable losses that are expected to be incurred through the loan's entire life. ASU 2016-13 also requires the allowance for credit losses for purchased financial assets with credit deterioration since origination to be determined in a manner similar to that of other financial assets measured at amortized cost; however, the initial allowance will be added to the purchase price rather than recorded as credit loss expense. The disclosure of credit quality indicators related to the amortized cost of financing receivables will be further disaggregated by year of origination (or vintage). Institutions are to apply the changes through a cumulative-effect adjustment to their retained earnings as of the beginning of the first reporting period in which the standard is effective. The amendments are effective for fiscal years beginning after December 15, 2019. Early application will be permitted for fiscal years beginning after December 15, 2018. Management has formed a CECL committee that is evaluating the data gathering requirements, available economic forecasting and loss estimation models and potential software that would be employed by the Company to facilitate the adoption of this guidance and its required disclosures on the Company’s consolidated financial statements. Upon adoption, management anticipates an initial one-time increase in the allowance for loan losses along with a corresponding decrease in capital as permitted by the standard.

In January 2017, FASB issued ASU 2017-4, Intangible-Goodwill and Other (Topic 350), to simplify accounting for goodwill impairment. The new guidance will simplify financial reporting because it eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. The revised guidance is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed after January 1, 2017. Poage is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables-Nonrefundable Fee and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer. The amendments require the premium for certain callable debt securities to be amortized to the earliest call date. The amendments are effective for public companies for annual periods beginning after December 15, 2019. The adoption of ASU No. 2017-08 is not expected to have a material effect on the Company’s consolidated operating results or financial condition.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting which amends the scope of modification accounting for share-based payment arrangements. The ASU provided guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments are effective for public companies for annual periods beginning after December 15, 2017. The adoption of ASU No. 2017-09 is not expected to have a material effect on the Company’s consolidated operating results or financial condition.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of securities available for sale at December 31, 2017 and 2016, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
States and political subdivisions	$19,082	$190	$(108)	$19,164
U.S. Government agencies and sponsored entities	3,500	-	(50)	3,450
Mortgage-backed securities	27,449	44	(226)	27,267
Collateralized mortgage obligations	5,048	-	(93)	4,955
SBA loan Pools	9,379	-	(85)	9,294
Total securities	$64,458	$234	$(562)	$64,130

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
States and political subdivisions	$19,785	$291	$(184)	$19,892
U.S. Government agencies and sponsored entities	3,500	-	(37)	3,463
Mortgage-backed securities	22,303	48	(196)	22,155
Collateralized mortgage obligations	5,495	-	(89)	5,406
SBA loan Pools	7,411	9	(75)	7,345
Total securities	$58,494	$348	$(581)	$58,261

There were no proceeds from sales of securities for the years ended December 31, 2017 and 2016.

The amortized cost and fair value of the securities portfolio at December 31, 2017 are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	December 31,
	2017
	Amortized	Fair
	Cost	Value
	(in thousands)
Within one year	$2,417	$2,434
One to five years	7,757	7,722
Five to ten years	8,737	8,803
Beyond ten years	3,671	3,655
Mortgage-backed securities, collateralized mortgage obligations and SBA loan pools	41,876	41,516
Total	$64,458	$64,130

Securities pledged at December 31, 2017 and 2016 had a carrying amount of $10.3 million and $11.9 million, respectively, and were pledged to secure public deposits.

At December 31, 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the securities with unrealized losses at December 31, 2017 and 2016, aggregated by major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(In thousands)

December 31, 2017
States and political subdivisions	$5,080	$(56)	$1,024	$(52)	$6,104	$(108)
U.S. Government agencies and sponsored entities	992	(8)	2,458	(42)	3,450	(50)
Mortgage-backed securities	19,256	(181)	2,394	(45)	21,650	(226)
Collateralized mortgage obligations	1,953	(15)	3,001	(78)	4,954	(93)
SBA loan Pools	6,565	(66)	1,343	(19)	7,908	(85)
Total available-for-sale securities	$33,846	$(326)	$10,220	$(236)	$44,066	$(562)

December 31, 2016
States and political subdivisions	$6,952	$(184)	$296	$-	$7,248	$(184)
U.S. Government agencies and sponsored entities	3,463	(37)	-	-	3,463	(37)
Mortgage-backed securities	13,409	(196)	-	-	13,409	(196)
Collateralized mortgage obligations	2,671	(33)	2,735	(56)	5,406	(89)
SBA loan Pools	5,865	(75)	-	-	5,865	(75)
Total available-for-sale securities	$32,360	$(525)	$3,031	$(56)	$35,391	$(581)

Unrealized losses on bonds have not been recognized into income because the issuers of the bonds are of high credit quality, management does not intend to sell, and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

As of December 31, 2017, the Company’s security portfolio consisted of 99 securities, 65 of which were in an unrealized loss position.

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

NOTE 3 – LOANS

Loans at December 31, 2017 and 2016 were as follows (in thousands):

	December 31,	December 31,
	2017	2016
Real estate:
One to four family	$170,754	$177,801
Multi-family	6,505	6,823
Commercial real estate	84,312	83,169
Construction and land	10,004	11,019
	271,575	278,812

Commercial and industrial	33,664	38,747

Consumer
Home equity loans and lines of credit	10,707	10,655
Motor vehicle	10,368	10,624
Other	7,420	7,877
	28,495	29,156

Total	333,734	346,715
Less:
Net deferred loan fees	499	445
Allowance for loan losses	4,681	2,349
Net loans	$328,554	$343,921

On September 12, 2017, the Bank uncovered evidence of suspected fraud involving the origination of fictitious loans by an employee of the Bank. The individual is no longer employed by the Bank. The Bank informed its fidelity blanket bond insurer of the suspected fraud and engaged an outside firm to perform a forensic audit. To date, the Bank believes it has identified suspected fictitious loans totaling approximately $1.4 million of which $934,000 were acquired in the Town Square acquisition in 2014. It was the Company’s conclusion, based on the advice of outside legal counsel, that the bond should provide indemnity for the lost principal of $1.4 million, less a $25,000 deductible, and it was probable that the Bank would recover its loss. The Company recorded a receivable on insurance proceeds in other assets and a net loss of $25,000 in other expenses during the three months ended September 30, 2017.

The Company received correspondence dated March 29, 2018 from counsel to the Bank’s fidelity bond insurer indicating the insurer’s position that the claimed loss for purpose of evaluating coverage under the fidelity bond may not be $1.4 million. Even though the Company still believes the insurance claim is valid and collectible, based on this correspondence, management has determined that collection of the insurance receivable does not meet the threshold of probable, which is a high threshold under general accepted accounting principles. Therefore, the Company has reversed the receivable on insurance proceeds and recorded a loss on fictitious loans of $481,000, an increase to goodwill of $617,000 and an increase to deferred taxes of $317,000. Since $934,000 in fictitious loans were acquired in the Town Square acquisition in 2014, this reduced the fair value of net assets acquired, which resulted in the aforementioned increases in goodwill and deferred tax assets. The total fictitious loan balance increased by $481,000 from $934,000 at the date of acquisition to $1,415,000 at the date of discovery. $101,000 of the increase occurred in 2014, $165,000 of the increase occurred in 2015, $196,000 of the increase occurred in 2016 and $19,000 of the increase occurred in 2017. As the annual increases were not material to any individual period nor was the cumulative increase from the date of acquisition to the date of discovery material, the Company recorded the entire loss of $481,000 in 2017.

The following tables present the balance in the allowance for loan losses and recorded investment in loans by portfolio segment based on impairment method as of December 31, 2017 and 2016. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

December 31, 2017
	Allowance for Loan Losses				Loan Balances
		Purchased	Collectively			Purchased	Collectively
	Individually	Credit-	Evaluated		Individually	Credit-	Evaluated
	Evaluated for	Impaired	for		Evaluated for	Impaired	for
Portfolio Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$624	$-	$2,232	$2,856	$5,523	$1,305	$264,747	$271,575
Commercial and industrial	1,290	-	275	1,565	2,612	-	$31,052	33,664
Consumer	5	-	255	260	60	-	$28,435	28,495
Total	$1,919	$-	$2,762	$4,681	$8,195	$1,305	$324,234	$333,734

December 31, 2016
	Allowance for Loan Losses				Loan Balances
		Purchased	Collectively			Purchased	Collectively
	Individually	Credit-	Evaluated		Individually	Credit-	Evaluated
	Evaluated for	Impaired	for		Evaluated for	Impaired	for
Portfolio Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$23	$-	$1,923	$1,946	$4,844	$1,871	$272,097	$278,812
Commercial and industrial	7	-	211	218	89	-	$38,658	38,747
Consumer	-	-	185	185	40	1	$29,115	29,156
Total	$30	$-	$2,319	$2,349	$4,973	$1,872	$339,870	$346,715

The following table presents information related to impaired loans by class of loans as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017			December 31, 2016
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Real Estate:
One to four family	$699	$655	$-	$883	$883	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	2,593	2,452	-	3,780	3,726	-
Construction and land	179	179	-	193	193	-
Commercial and industrial	136	136	-	270	82	-
Consumer:
Home Equity and lines of credit	31	31	-	40	40	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$3,638	$3,453	$-	$5,166	$4,924	$-

With an allowance recorded:
Real Estate:
One to four family	$1,091	$988	$367	$42	$42	$23
Multi-family	-	-	-	-	-	-
Commercial real estate	1,249	1,249	257	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	2,476	2,476	1,290	7	7	7
Consumer:
Home Equity and lines of credit	29	29	5	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$4,845	$4,742	$1,919	$49	$49	$30

Total	$8,483	$8,195	$1,919	$5,215	$4,973	$30

For purposes of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following table presents the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the twelve months ended December 31, 2017 and 2016 (in thousands).

	Average	Interest	Cash Basis
Year Ended	Recorded	Income	Interest
December 31, 2017	Investment	Recognized	Recognized
Real Estate:
One to four family	$1,999	$16	$15
Multi-family	-	-	-
Commercial real estate	3,791	116	4
Construction and land	185	7	7
Commercial and industrial	700	14	-
Consumer:
Home Equity and lines of credit	42	-	-
Motor vehicle	-	-	-
Other	-	-	-
Subtotal	$6,717	$153	$26

	Average	Interest	Cash Basis
Year Ended	Recorded	Income	Interest
December 31, 2016	Investment	Recognized	Recognized
Real Estate:
One to four family	$778	$13	$6
Multi-family	-	-	-
Commercial real estate	1,927	145	-
Construction and land	48	10	1
Commercial and industrial	345	32	1
Consumer:
Home Equity and lines of credit	26	1	1
Motor vehicle	-	-	-
Other	-	-	-
Subtotal	$3,124	$201	$9

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality.

The following table presents the activity in the allowance for loan losses by portfolio segment for the periods indicated was as follows (in thousands):

Year Ended		Commercial
December 31, 2017	Real Estate	and Industrial	Consumer	Total

Allowance for loan losses:
Beginning balance	$1,946	$218	$185	$2,349
Provision for loan losses	1,772	1,400	344	3,516
Loans charged-off	(873)	(97)	(328)	(1,298)
Recoveries	11	44	59	114
Total ending allowance balance	$2,856	$1,565	$260	$4,681

Year Ended		Commercial
December 31, 2016	Real Estate	and Industrial	Consumer	Total

Allowance for loan losses:
Beginning balance	$1,676	$77	$105	$1,858
Provision for loan losses	754	242	253	1,249
Loans charged-off	(511)	(146)	(280)	(937)
Recoveries	27	45	107	179
Total ending allowance balance	$1,946	$218	$185	$2,349

Nonaccrual loans and loans past due 90 days still on accrual consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017		December 31, 2016
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real Estate:
One to four family	$2,911	$-	$3,428	$-
Multi-family	-	-	-	-
Commercial real estate	1,677	-	970	-
Construction and land	34	-	41	-
Commercial and industrial	1,638	-	90	-
Consumer:
Home equity loans and lines of credit	66	-	155	-
Motor vehicle	26	-	-	-
Other	6	-	5	-
Total	$6,358	$-	$4,689	$-

The following table presents the aging of the recorded investment in past due loans as of December 31, 2017 and 2016 by class of loans. Non-accrual loans of $6.3 million and $4.7 million as of December 31, 2017 and 2016 respectively, are included in the tables below and have been categorized based on their payment status (in thousands):

					Purchased
	30-59	60-89	Greater than		Credit-
	Days	Days	89 Days	Total	Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2017
Real Estate:
One to four family	$1,615	$628	$1,199	$3,442	$590	$166,722	$170,754
Multi-family	-	-	-	-	-	6,505	6,505
Commercial real estate	249	315	1,367	1,931	715	81,666	84,312
Construction and land	-	-	-	-	-	10,004	10,004
Commercial and industrial	1,133	4	1,631	2,768	-	30,896	33,664
Consumer:				-
Home Equity loans and lines of credit	-	-	60	60	-	10,647	10,707
Motor vehicle	40	-	21	61	-	10,307	10,368
Other	3	6	-	9	-	7,411	7,420
Total	$3,040	$953	$4,278	$8,271	$1,305	$324,158	$333,734

					Purchased
	30-59	60-89	Greater than		Credit-
	Days	Days	89 Days	Total	Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2016
Real Estate:
One to four family	$899	$454	$1,679	$3,032	$1,013	$173,756	$177,801
Multi-family	-	-	-	-	-	6,823	6,823
Commercial real estate	101	-	465	566	858	81,745	83,169
Construction and land	41	-	-	41	-	10,978	11,019
Commercial and industrial	1	47	76	124	-	38,623	38,747
Consumer:				-
Home Equity loans and lines of credit	-	1	155	156	-	10,499	10,655
Motor vehicle	40	15	-	55	-	10,569	10,624
Other	2	20	-	22	1	7,854	7,877
Total	$1,084	$537	$2,375	$3,996	$1,872	$340,847	$346,715

Troubled Debt Restructurings:

As of December 31, 2017, the Company has a recorded investment in three TDRs which totaled $3.2 million. There were $3.2 million at December 31, 2016. A less than market rate and extended term was granted as concessions for TDRs. No additional charge-off or provision has been made for the loan relationships. No additional commitments to lend have been made to the borrower.

TDR's on Non-
December 31, 2017	accrual status	Other TDR's	Total TDR's
(in thousands)
Real Estate:
One to four family	$30	$16	$46
Multi-family	-	-	-
Commercial real estate	933	2,195	3,128
Construction and land	-	-	-
Commercial and industrial	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$963	$2,211	$3,174

	TDR's on Non-
December 31, 2016	accrual status	Other TDR's	Total TDR's
(in thousands)
Real Estate:
One to four family	$-	$17	$17
Multi-family	-	-	-
Commercial real estate	166	3,047	3,213
Construction and land	-	-	-
Commercial and industrial	19	-	19
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$185	$3,064	$3,249

The following table presents loans by class modified as troubled debt restructuring that occurred during the years ended December 31, 2017 and 2016.

	Year Ended December 31, 2017			Year Ended December 31, 2016
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment
Real Estate:
One to four family	2	$144	$144	1	$17	$17
Multi-family	-	-	-	-	-	-
Commercial real estate	1	100	100	1	2,200	2,200
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	1	847	847
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	3	$244	$244	3	$3,064	$3,064

During the year ended December 31, 2017, a one to four family loan in the amount of $114,000 modified as a troubled debt restructuring subsequently defaulted within twelve months following the modification. During the year ended December 31, 2016, there were no loans modified as troubled debt restructurings that subsequently defaulted within twelve months following the modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Total
One to four family	$163,709	$1,673	$5,372	$-	$170,754
Multi-family	6,505	-	-	-	6,505
Commercial real estate	76,226	2,957	5,129	-	84,312
Construction and land	9,825	-	179	-	10,004
Commercial and industrial	25,891	2,602	5,171	-	33,664
Home equity loans and lines of credit	10,549	-	158	-	10,707
Motor vehicle	10,291	9	68	-	10,368
Other	7,413	-	7	-	7,420
Total	$310,409	$7,241	$16,084	$-	$333,734

		Special
December 31, 2016	Pass	Mention	Substandard	Doubtful	Total
One to four family	$171,109	$2,167	$4,525	$-	$177,801
Multi-family	6,823	-	-	-	6,823
Commercial real estate	74,267	4,048	4,854	-	83,169
Construction and land	10,826	-	193	-	11,019
Commercial and industrial	36,172	1,802	773	-	38,747
Home equity loans and lines of credit	10,478	6	171	-	10,655
Motor vehicle	10,594	2	28	-	10,624
Other	7,872	-	5	-	7,877
Total	$328,141	$8,025	$10,549	$-	$346,715

At December 31, 2017 and 2016, there were no loans classified in the “loss” category.

There were $1.3 million and $1.9 million PCI loans included in disclosure above at December 31, 2017 and 2016, respectively.

The Company holds purchased loans without evidence of credit quality deterioration. In addition, the Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable, at acquisition, which all contractually required payments would not be collected. A summary of non-impaired purchased loans and credit-impaired purchased loans with the carrying amount of those loans is as follows at December 31, 2017 and 2016 (in thousands):

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of December 31, 2017	Loans	Loans
Real Estate:
One to four family	$25,437	$590
Multi-family	1,829	-
Commercial real estate	15,157	715
Construction and land	510	-
Commercial and industrial	1,359	-
Consumer:
Home equity loans and lines of credit	959	-
Motor vehicle	43	-
Other	521	-
Total	$45,815	$1,305

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of December 31, 2016	Loans	Loans
Real Estate:
One to four family	$30,449	$1,013
Multi-family	2,115	-
Commercial real estate	19,278	858
Construction and land	652	-
Commercial and industrial	2,783	-
Consumer:
Home equity loans and lines of credit	1,433	-
Motor vehicle	202	-
Other	706	1
Total	$57,618	$1,872

For those purchased loans disclosed above, the Company did not have an allowance for loan losses for the years ended December 31, 2017 or 2016.

The following tables present the composition of the acquired loans at December 31, 2017 and 2016 (in thousands):

	Contractual	Remaining	Carrying
As of December 31, 2017	Amount	Discount	Amount
Real Estate:
One to four family	26,335	(308)	26,027
Multi-family	1,832	(3)	1,829
Commercial real estate	16,050	(178)	15,872
Construction and land	511	(1)	510
Commercial and industrial	1,360	(1)	1,359
Consumer:
Home equity loans and lines of credit	962	(3)	959
Motor vehicle	44	(1)	43
Other	522	(1)	521
Total	$47,616	$(496)	$47,120

	Contractual	Remaining	Carrying
As of December 31, 2016	Amount	Discount	Amount
Real Estate:
One to four family	32,006	(544)	31,462
Multi-family	2,129	(14)	2,115
Commercial real estate	20,460	(324)	20,136
Construction and land	656	(4)	652
Commercial and industrial	2,802	(19)	2,783
Consumer:
Home equity loans and lines of credit	1,445	(12)	1,433
Motor vehicle	204	(2)	202
Other	713	(6)	707
Total	$60,415	$(925)	$59,490

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of December 31, 2017 and 2016.

(in thousands)	December 31, 2017	December 31, 2016

Carrying amount	$1,305	$1,872
Non-accretable difference	214	272
Accretable yield	100	146
Contractually-required principal and interest payments	$1,619	$2,290

The Company adjusted interest income to recognize $41,000 and $146,000 of accretable yield on credit-impaired purchased loans for the years ended December 31, 2017 and 2016, respectively.

Accretable yield, or income expected to be collected, is as follows:

	2017	2016

Balance at January 1	$146	$292
New Loans Purchased	-	-
Accretion of income	(41)	(146)
Reclassifications from nonaccretable difference	-	-
Disposals	(5)	-
Balance at December 31	$100	$146

NOTE 4 – FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate fair value:

Securities: The fair values for securities are determined by quoted market prices, if available (Level 1). If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments (Level 2). This includes the use of “matrix pricing” used to value debt securities absent the exclusive use of quoted prices. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3). As of December 31, 2017 and 2016, all securities were classified as a Level 2 fair value.

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

Assets and liabilities measured at fair value on a recurring basis, at December 31, 2017 and 2016, are as follows (in thousands):

		Fair Value Measurements at
		December 31, 2017 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$19,164	$-	$19,164	$-
U.S. Government agencies and sponsored entities	3,450	-	3,450	-
Mortgage backed securities: residential	27,267	-	27,267	-
Collateralized mortgage obligations	4,955	-	4,955	-
SBA loan pools	9,294	-	9,294	-
Total securities	$64,130	$-	$64,130	$-

		Fair Value Measurements at
		December 31, 2016 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Securities:
States and political subdivisions	$19,892	$-	$19,892	$-
U.S. Government agencies and sponsored entities	3,463	-	3,463	-
Mortgage backed securities: residential	22,155	-	22,155	-
Collateralized mortgage obligations	5,406	-	5,406	-
SBA loan pools	7,345	-	7,345	-
Total securities	$58,261	$-	$58,261	$-

There were no transfers between Level 1 and Level 2.

Assets measured at fair value on a non-recurring basis at December 31, 2017 and 2016 are summarized below (in thousands):

		Fair Value Measurements at
		December 31, 2017 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Residential real estate, net	$621	$-	$-	$621
Commercial real estate, net	992	-	-	992
Commercial and industrial, net	1,186	-	-	1,186
Consumer loan HELOC, net	24	-	-	24

Fair Value Measurements at
December 31, 2017 Using:
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Other real estate owned:
One to four family, net	$610	$-	$-	$610

		Fair Value Measurements at
		December 31, 2016 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired Loans:
Commercial real estate, net	$613	$-	$-	$613
Consumer loan HELOC, net	250	-	-	250
Commercial and industrial, net	58	-	-	58

		Fair Value Measurements at
		December 31, 2016 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Other real estate owned:
One to four family, net	$268	$-	$-	$268
Commercial real estate, net	8	-	-	8

At December 31, 2017, impaired loans recorded at fair value had a net carrying amount of $2.8 million, equal to the outstanding balance of $4.7 million, net of a valuation allowance of $1.9 million. At December 31, 2016, impaired loans recorded at fair value had a net carrying amount of $921,000, equal to the outstanding balance of $951,000, net of a valuation allowance of $30,000. There were charge-offs in the amount of $288,000 and $130,000 for the years ended December 31, 2017 and 2016, respectively. The charge-offs and change in specific reserve on impaired loans resulted in an increase to the provision for loan losses of $2.2 million for the year ended December 31, 2017. The charge-offs and change in specific reserve on impaired loans resulted in an increase to the provision for loan losses of $15,000 for the year ended December 31, 2016.

At December 31, 2017, other real estate owned recorded at fair value had a net carrying amount of $610,000, equal to the outstanding balance of $1.03 million, net of a valuation allowance of $420,000. There were write-downs of $466,000 for the year ended December 31, 2017. At December 31, 2016, other real estate owned recorded at fair value had a net carrying amount of $276,000, equal to the outstanding balance of $390,000, net of a valuation allowance of $114,000. There were write-downs of $163,000 for the year ended December 31, 2016.

The carrying amounts and estimated fair values of financial instruments, at December 31, 2017 and 2016 are as follows (in thousands):

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
December 31, 2017
Financial assets
Cash and cash equivalents	$20,499	$20,499	$-	$-	$20,499
Interest bearing deposits	2,988	-	2,988	-	2,988
Securities	64,130	-	64,130	-	64,130
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	256	-	256	-	256
Loans, net	328,554	-	-	328,236	328,236
Accrued interest receivable	1,413	-	333	1,080	1,413

Financial liabilities
Deposits	$370,050	$212,625	$154,859	$-	$367,484
Federal Home Loan Bank advances	7,419	4,999	2,404	-	7,403
Subordinated debenture	2,890	-	2,873	-	2,873
Accrued interest payable	24	-	24	-	24

		Fair Value Measurements
	Carrying
	Value	Level 1	Level 2	Level 3	Total
December 31, 2016
Financial assets
Cash and cash equivalents	$24,389	$24,389	$-	$-	$24,389
Interest bearing deposits	1,992	-	1,992	-	1,992
Securities	58,261	-	58,261	-	58,261
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	611	-	611	-	611
Loans, net	343,921	-	-	341,288	341,288
Accrued interest receivable	1,397	-	300	1,097	1,397

Financial liabilities
Deposits	$374,708	$196,133	$179,266	$-	$375,399
Federal Home Loan Bank advances	9,332	5,004	4,454	-	9,458
Subordinated debenture	2,825	-	2,825	-	2,825
Accrued interest payable	52	-	52	-	52

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

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for others are not reported as assets. The principal balance of these loans at December 31, 2017 and 2016 were $45.1 million and $42.6 million, respectively. Custodial escrow balances maintained in connection with serviced loans were $217,000 and $191,000 at December 31, 2017 and 2016, respectively.

Activity for loan servicing rights during the years ended December 31, 2017 and 2016 were as follows (in thousands):

	Years ended
	December 31,
	2017	2016

Beginning of year	$349	$340
Additions	65	81
Amortized to expense	(84)	(72)
End of year	$330	$349

Loan servicing rights are reported as other assets. There was no valuation allowance for servicing rights at December 31, 2017 and 2016. The fair value of servicing rights is estimated to be $483,000 and $381,000 at December 31, 2017 and 2016, respectively. Fair value at December 31, 2017 was determined using a discount rate of 10%, prepayment speeds ranging from 78% to 312%, depending on the stratification of the specific right and a weighted average default rate of 0%. Fair value at December 31, 2016 was determined using a discount rate of 10%, prepayment speeds ranging from 136% to 260%, depending on the stratification of the specific right and a weighted average default rate of 0%.

At December 31, 2017, the weighted average amortization period was 7.1 years.

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2017 and 2016 were as follows (in thousands):

	December 31,	December 31,
	2017	2016

Land	$2,848	$2,664
Buildings and leasehold improvements	10,625	10,727
Furniture, fixtures, and equipment	2,639	2,576
Automobiles	195	195
	16,307	16,162
Less: Accumulated depreciation	5,807	5,047
	$10,500	$11,115

Depreciation expense was $798,000 and $854,000 for the years ended December 31, 2017 and 2016, respectively.

Operating Leases: The Company leases two loan production offices under operating leases. Rent expense was $53,000 and $62,000 for the years ended December 31, 2017 and 2016, respectively. Rent commitments, before considering renewal options that generally are present, were $62,000 for 2018, $70,000 for each of 2019 and 2020, and $72,000 for each of 2021 and 2022.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The change in goodwill during the years ended December 31, 2017 and 2016 is as follows (in thousands):

	Year ended
	December 31,
	2017	2016

Beginning of year	$1,277	$1,277
Fictitious loans from Town Square acquisition, net of deferred tax benefit	617	-
Impairment	-	-
End of year	$1,894	$1,277

Goodwill is not amortized but is assessed at least annually for impairment and any such impairment will be recognized in the period identified. Impairment is evaluated using the aggregate of all banking operations as a single reporting unit. At December 31, 2017, the Company had positive equity and the elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired intangible assets were as follows at year-end (in thousands):

	Year ended
	December 31,
	2017		2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Core deposit intangibles	$1,961	$1,294	$1,961	$954

Aggregate amortization expense was $339,000 for 2017 and $347,000 for 2016.

Estimated amortization expense for each of the next five years is as follows (in thousands):

2018	$334
2019	262
2020	71
2021	-
2022	-

NOTE 8 – DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2017 and 2016 were $21.4 million and $24.5 million, respectively.

Scheduled maturities of time deposits for the next five years were as follows (in thousands):

December 31,
2017
2018	$47,844
2019	31,981
2020	49,902
2021	14,777
2022	12,921
Total	$157,425

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES

At December 31, 2017 and 2016, advances from the Federal Home Loan Bank were as follows (dollars in thousands):

	December 31,	December 31,
	2017	2016

Maturities March 2018 through January 2029, fixed rate at rates from 1.52% to 4.72%, weighted average rate of 1.97% at December 31, 2017 and weighted average rate of 1.80% at December 31, 2016.	$7,419	$9,332

Rates on advances were as follows (dollars in thousands):

	December 31,	December 31,
	2017	2016

0.00% - 1.75%	$5,000	$5,000
1.76% - 2.75%	1,189	2,103
2.76% - 3.75%	1,148	1,973
3.76% - 4.75%	82	256
5.76% - 6.75%	-	-
6.76% - 7.75%	-	-
	$7,419	$9,332

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by all of the Bank’s one to four family first mortgage loans under a blanket lien arrangement at December 31, 2017 and 2016 and the Company’s FHLB stock. Based on this collateral and the Company’s holdings of FHLB stock, the Bank is eligible to borrow an additional $85.5 million at December 31, 2017.

Payments contractually required over the next five years as of December 31, 2017 (in thousands):

2018	$6,608
2019	356
2020	89
2021	75
2022	64
Thereafter	227
Total	$7,419

NOTE 10 – SUBORDINATED DEBENTURES

In December 2006, Town Square Statutory Trust I, a trust formed by the Town Square Financial Corporation, closed a pooled private offering of 4,000 trust preferred securities with a liquidation amount of $1,000 per security. The Company issued $4,124,000 of subordinated debentures to the trust in exchange for ownership of all the common security of the trust and the proceeds of the preferred securities sold by the trust. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $124,000 and is included in other assets. As of December 31, 2017 and 2016, the book value of the Company’s subordinated debt was net of an unaccreted discount of $1.2 million and $1.3 million resulting in an increase in interest expense related to the subordinated debt of $65,000 and $64,000 for the years then ended.

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

The subordinated debentures may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 3.42% at December 31, 2017.

NOTE 11 – BENEFIT PLANS

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

Funded Status (Market value of plan assets divided by funding target) as of July 1,

	2017*	2016**
Source	Valuation	Valuation
	Report	Report

Bank Plan	102.46%	105.06%

*Market value of plan assets reflects any contributions received through December 31, 2017.

**Market value of plan assets reflects any contributions received through December 31, 2016.

Employer Contributions

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $366.1 million and $136.7 million for the plan years ended June 30, 2017 and June 30, 2016, respectively. The Bank’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the Pentegra DB Plan.

The following contributions were paid by the Bank during the fiscal years ended December 31, 2017 and 2016 (in thousands):

December 31,		December 31,
2017		2016
Date Paid	Amount	Date Paid	Amount
12/28/2017	$119	12/28/2016	$105

This plan was “frozen” as of February 1, 2013. The Bank no longer allows new employees to enroll in the plan. Contributions will be limited to sustaining earned participant benefits.

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Expense for the years ended December 31, 2017 and 2016 was $85,000 and $87,000, respectively.

Deferred Compensation Plan: A deferred compensation plan covers certain directors and certain executive officers. Under the plan, the Bank pays each participant, or their beneficiary, the amount of fees deferred plus interest over 20 years, beginning with the individual’s termination of service. A liability is accrued for the obligation under these plans. In January 2003, the Bank adopted a non-contributory retirement plan which provides benefits to certain directors and certain key officers. The Company’s obligations under the plan have been informally funded through the purchase of single premium key man life insurance of which the Company is the beneficiary. The expense incurred for the deferred compensation for the years ended December 31, 2017 and 2016 was $102,000 and $104,000, respectively resulting in a deferred compensation liability of $1.5 million and $1.5 million at December 31, 2017 and 2016, respectively. The cash surrender value of the key man life insurance policies totaled $7.3 million and $7.1 million at December 31, 2017 and 2016, respectively.

NOTE 12 – INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

Current expense	$394	$192
Deferred expense (benefit)	(1,477)	440
Tax rate change - 2017 Tax Cuts & Job Act	1,152	-
Federal income tax expense	$69	$632

The following tabulation reconciles the federal statutory tax rate of 34% to the effective rate of taxes provided for income taxes (dollars in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

Tax at statutory rate	$(952)	$825
Tax exempt interest	(156)	(153)
Income from company owned life insurance	(58)	(61)
Tax rate change - 2017 Tax Cuts & Job Act	1,152	-
Stock based compensation	52	-
Other	31	21
Federal income tax expense	$69	$632

Effective Tax Rate	2.47%	26.04%

The components of the Company’s net deferred tax asset as of December 31, 2017 and 2016 are summarized as follows (in thousands):

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Deferred compensation plan	$252	$404
Deferred loan origination fees	105	151
Allowance for loan losses	983	799
AMT credit carryforward	268	432
Stock based compensation plans	45	174
Basis in other real estate owned	88	39
ESOP compensation expense	39	56
Interest on non-accrual loans	168	268
Net operating loss carryforward	152	267
Deconversion and early termination fees	378	-
Fictitious loan loss	297	-
Unrealized losses on available for sale securities	68	79
Other	22	23
	2,865	2,692

Deferred tax liabilities:
Federal Home Loan Bank stock dividends	306	496
Basis in property and equipment	82	203
Accretion on securities	2	2
Mortgage servicing rights	69	118
Purchase accounting fair value adjustments	138	77
Core deposit intangible	140	342
	737	1,238
Net deferred tax asset	$2,128	$1,454

On December 22, 2017, The Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other things, the Act reduces the corporate federal tax rate from 35% to 21% effective January 1, 2018 as well as repealing the alternative minimum tax. As a result, we are required to re-measure, through income tax expense, our deferred tax assets and liabilities using the enacted rate at which we expect them to be recovered or settled. The re-measurement of our deferred tax assets and liabilities resulted in a one-time charge to the Company’s earnings and reduction to its net deferred tax assets of approximately $1.2 million in 2017.

Management evaluated whether a valuation allowance was necessary based on taxes paid in prior periods and recoverable, projected future income, projected future reversals of deferred tax items, and tax planning strategies. Based on its assessments, management concluded that it was more likely than not that all deferred tax assets could be realized based primarily on current taxes paid and recoverable and projected reversals of deferred tax liabilities, as well as future income. As such, no valuation allowance was recorded as of December 31, 2017 or 2016.

At December 31, 2017, the Company deferred tax assets had net operating loss carryforwards of $725,000 from the Commonwealth acquisition. The deductibility of the net operating loss carryforwards is limited under IRC Sec. 382 and estimated to be $41,000 annually.

The Company is subject to U.S. federal income tax. The Company is no longer subject to examination by taxing authorities for years before December 31, 2014.

The Company had no unrecognized tax benefits at December 31, 2017 or 2016. No change in unrecognized tax benefits is expected in the next twelve months.

Retained earnings at December 31, 2017 and 2016 included approximately $2.3 million, for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at September 30, 1987, which is the end of the Bank’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2017 and 2016 was approximately $483,000 and $796,000.

NOTE 13 – RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates at December 31, 2017 and 2016 were as follows (in thousands):

	December 31,	December 31,
	2017	2016
Beginning balance	$1,042	$1,258
New loans	143	111
Terminated officer due to fraud	(67)	-
Repayments	(492)	(327)

Ending balance	$626	$1,042

Deposits from principal officers, directors, and their affiliates at December 31, 2017 and 2016 were $4.5 million and $4.7 million, respectively.

The Bank purchases office supplies and equipment from a company owned by a director of the Company. Purchases of such supplies and equipment totaled $78,953 in 2017 and $74,868 in 2016.

NOTE 14 – REGULATORY CAPITAL MATTERS

The Bank is subject to regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (OCC). Capital adequacy guidelines and prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer in being phased in from 0% in 2015 to 2.5% in 2019. At December 31, 2017, the actual capital conservation buffer for the Bank was 11.1% compared to the capital conservation buffer requirement of 1.25%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2017, the Bank meets all capital adequacy requirements to which it is subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2017 and 2016, the most recent regulatory notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

Actual ratios exceed regulatory thresholds plus the conservation buffer. Actual and required capital amounts and ratios are presented below at December 31, 2017 and 2016 (dollars in thousands):

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total Risk-Based Capital	$57,678	19.10%	$24,159	8.00%	$30,198	10.00%
(to Risk-weighted Assets)
Tier I Capital	53,891	17.85	18,119	6.00	24,159	8.00
(to Risk-weighted Assets)
Common Equity	53,891	17.85	13,589	4.50	19,629	6.50
(to Risk-weighted Assets)
Tier I Capital	53,891	11.80	18,272	4.00	22,840	5.00
(to Adjusted Total Assets)

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total Risk-Based Capital	$64,925	21.01%	$24,722	8.00%	$30,903	10.00%
(to Risk-weighted Assets)
Tier I Capital	62,513	20.23	18,542	6.00	24,722	8.00
(to Risk-weighted Assets)
Common Equity	62,513	20.23	13,906	4.50	20,087	6.50
(to Risk-weighted Assets)
Tier I Capital	62,513	13.52	18,501	4.00	23,126	5.00
(to Adjusted Total Assets)

On September 12, 2011, the Bank converted from a mutual to a stock institution and a liquidation account was established in the amount of $29.0 million which represented the Bank’s retained earnings as of the latest statement of financial condition contained in the conversion prospectus. The liquidation account is maintained for the benefit of eligible depositors who continue to maintain their accounts. The liquidation account is reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Company may not declare, pay a dividend on, or repurchase any of its capital stock, if the effect thereof would cause retained earnings to be reduced below the liquidation account amount.

Dividend Restrictions: The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. On November 30, 2017, the Federal Reserve Bank of Cleveland approved a $6.0 million cash dividend from the Bank to the Company for stock repurchases and other general corporate purposes. As of December 31, 2017, the Bank could not, without prior approval, declare dividends to the Company.

NOTE 15 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amounts of financial instruments with off-balance-sheet risk at December 31, 2017 and 2016 were as follows (in thousands):

	December 31, 2017
	Fixed Rate	Variable Rate
Unused lines of credit	$7,487	$21,117
Standby letters of credit	671	-

	December 31, 2016
	Fixed Rate	Variable Rate
Unused lines of credit	$7,110	$14,324
Standby letters of credit	905	-

NOTE 16 – ESOP

Effective January 1, 2011, the Bank adopted an Employee Stock Ownership Plan (“ESOP”) for eligible employees. The ESOP borrowed $2.7 million from the Company and used those funds to acquire 269,790 shares issued by the Company in its initial public offering. The shares were acquired at a price of $10.00 per share.

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

Compensation expense recognized for the years ended December 31, 2017 and 2016 was $258,000 and $241,000, respectively.

Shares held by the ESOP at December 31, 2017 and 2016 were as follows (dollars in thousands):

	December 31,	December 31,
	2017	2016
Allocated to participants	64,148	54,165
Released, but unallocated	13,538	13,501
Unearned	185,420	198,958

Total ESOP shares	263,106	266,624

Fair value of unearned shares	$3,894	$3,740

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

	December 31,	December 31,
	2017	2016
Basic
Net income (loss)	$(2,868)	$1,795
Less: Net income (loss) attributable to participating securities	(16)	18
Net income available to common shareholders	$(2,852)	$1,777

Weighted average common shares outstanding	3,600,288	3,784,583
Less: Average unallocated ESOP shares	(192,688)	(206,229)
Average participating shares	(19,690)	(36,980)
Average shares	3,387,910	3,541,374

Basic earnings (loss) per common share	$(0.84)	$0.50

Diluted
Net income (loss)	$(2,852)	$1,777

Weighted average common shares outstanding for basic earnings per common share	3,387,910	3,541,374
Add: Dilutive effects of assumed exercises of stock options	-	22,962

Average shares and dilutive potential common shares	3,387,910	3,564,336

Diluted earnings (loss) per common share	$(0.84)	$0.50

Because the Company had a net loss for 2017, stock options of 145,200 shares of common stock were not considered in computing diluted earnings per common share for December 31, 2017, as they were considered anti-dilutive. There were 22,962 potentially dilutive securities outstanding at December 31, 2016. Stock options of 179,900 shares of common stock were considered in computing diluted earnings per common share for December 31, 2016.

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

The following table summarizes stock option activity for the year ended December 31, 2017:

		Weighted
		Average
	Options	Exercise Price
Outstanding - January 1, 2017	179,900	$14.92
Granted	-	-
Exercised	(38,050)	14.99
Forfeited	-	-
Outstanding - December 31, 2017	141,850	$14.88

Fully vested and exercisable at December 31, 2017	99,600
Fully vested and exercisable at December 31, 2016	101,400
Expected to vest in future periods	42,250

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. At December 31, 2017, 141,850 options were outstanding, and 99,600 options were fully vested and exercisable with intrinsic value of $868,000 and $610,000, respectively. At December 31, 2016, 179,900 options were outstanding, and 101,400 options were fully vested and exercisable with aggregate intrinsic value of $698,000 and $393,000, respectively. Stock-based compensation expense for stock options included in salaries and benefits for the year ended December 31, 2017 and 2016 was $73,000 and $86,000, respectively. Total unrecognized compensation cost related to vested and non-vested stock options was $39,000 at December 31, 2017 and is expected to be recognized over a weighted average period of 2.4 years. During the year ended December 31, 2017, the aggregate intrinsic value of the options exercised under the plan was $166,000 determined as of the date of the option exercise.

The following table summarizes non-vested restricted stock activity for the year ended December 31, 2017:

Balance - January 1, 2016	53,947
Granted	-
Forfeited	(2,156)
Vested	(21,320)
Balance - January 1, 2017	30,471
Granted	-
Forfeited	-
Vested	(15,249)
Balance - December 31, 2017	15,222

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the vested and non-vested restricted stock included in salaries and benefits for the years ended December 31, 2017 and 2016 was $230,000 and $291,000, respectively. The fair value of the 2017 vested restricted stock awards was $299,000, or $19.63 per weighted-average share. The fair value of the 2016 vested restricted stock awards was $348,000, or $16.31 per weighted-average share. Unrecognized compensation expense for vested and non-vested restricted stock awards was $69,000 at December 31, 2017 and is expected to be recognized over a weighted-average period of 1.0 year.

NOTE 19 – HOLDING COMPANY ONLY FINANCIAL STATEMENTS

The following balance sheets, statements of income and comprehensive income and statements of cash flows for Poage Bankshares, Inc. should be read in conjunction with the consolidated financial statements and notes thereto.

BALANCE SHEETS

December 31, 2017 and 2016

(In thousands)

	December 31,	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$4,355	$3,845
Investment in subsidiary	55,945	64,035
Investment in statutory trust	124	124
ESOP note receivable	2,040	2,153
Other assets	2,265	1,539

Total assets	64,729	71,696

LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities	124	170
Subordinated Debenture	2,890	2,825
Total shareholders' equity	61,715	68,701

Total liabilities and shareholders' equity	$64,729	$71,696

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years ended December 31, 2017 and 2016

(In thousands)

	Year ended	Year ended
	December 31,	December 31,
	2017	2016

Interest income	$81	$79
Dividends from subsidiaries	6,004	6,003
Interest expense	226	169
Other expense	772	890
Income before income taxes and equity in undistributed income of Subsidiary	5,087	5,023
Income tax benefit	(377)	(365)
Net income before equity in undistributed income of Bank	5,464	5,388
Equity in undistributed income (excess dividends received) from Bank	(8,332)	(3,593)

Net income (loss)	$(2,868)	$1,795

Comprehensive income (loss)	$(2,932)	$1,258

STATEMENTS OF CASH FLOWS

Years ended December 31, 2017 and 2016

(In thousands)

	Year ended	Year ended
	December 31,	December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(2,868)	$1,795
Adjustments to reconcile net income to net cash from operating activities:
Amortization of fair value related to subordinated debenture	65	64
Deferred income tax benefit	(195)	(73)
Equity in undistributed income (excess dividends received) from Bank	8,332	3,593
Share based compensation expense	561	618
Increase in other assets	(837)	(244)
Decrease in other liabilities	(46)	(44)

Net cash provided by operating activities	5,012	5,709

Cash flows from investing activities:
Payments received loan to ESOP	113	110

Net cash from investing activities	113	110

Cash flows from financing activities:
Stock repurchases	(3,798)	(3,524)
Proceeds from exercise of stock options, including tax benefit	-	108
Dividends paid	(817)	(1,000)

Net cash (used in) financing activities	(4,615)	(4,416)

Net decrease in cash and cash equivalents	510	1,403
Cash and cash equivalents at beginning of period	3,845	2,442

Cash and cash equivalents at end of period	$4,355	$3,845

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)       Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2017 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures were not effective, because of the material weakness described below, in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion.

During the three months ended September 30, 2017, the Company uncovered evidence of suspected fraud involving the origination of fictitious loans by an employee of the Bank. Management discovered that an employee had been using falsified brokerage statements, financial statements, tax returns, deeds and mortgages to make fictitious loans. The employee is no longer with the Company. The Company’s internal audit department has conducted an extensive internal review of our internal controls with the assistance of an outside independent professional firm, with specific focus on our loan underwriting, approval and administration procedures. As a result of the internal review, management discovered a material weakness in the operating effectiveness of procedures and documentation related to loan underwriting. Additionally, these processes lacked effective supervision and oversight by lending management personnel. Our management, overseen by the Audit Committee, is working to implement new procedures to improve this process and remediate this control weakness.

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

Management determined that a material weakness existed in the Company's internal control over financial reporting at September 30, 2017. As of December 31, 2017, management assessed the effectiveness of Poage Bankshares’ internal control over financial reporting based upon the framework established in Internal Control—2013 Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the reasons described above, management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our internal control over financial reporting was not effective as of December 31, 2017 using these criteria. This annual report does not include an attestation report of Poage Bankshares’ registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Poage Bankshares’ registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit Poage Bankshares (as a smaller reporting company) to provide only management’s report in this annual report.

(c)       Changes in internal controls.

There were significant changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting as a result of the suspected fraud reported during the three months ended September 30, 2017. The new procedures included separation of duties related to validating collateral and borrower identification, the cashing of third party business checks, the handling of returned mail and authorization of loan payments from deposit accounts, as well as increased monitoring of loan renewals. There was no other change in our internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 of Form 10-K appears under the caption “Proposal I—Election of Directors” in the Proxy Statement for the Company’s 2018 Annual Meeting of Stockholders (the “Proxy Statement”) and is hereby incorporated by reference.

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

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Balance Sheets – at December 31, 2017 and 2016

(C) Consolidated Statements of Operations – Years ended December 31, 2017 and 2016

(D) Consolidated Statements of Comprehensive Income – Years ended December 31, 2017 and 2016

(E) Consolidated Statements of Changes In Shareholders’ Equity – Years ended December 31, 2017 and 2016

(F) Consolidated Statements of Cash Flows – Years ended December 31, 2017 and 2016

(G) Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

None.

(b)       Not applicable.

(c)       Not applicable.

(a)(3) Exhibits

3.1	Articles of Incorporation of Poage Bankshares, Inc.*
3.2	Bylaws of Poage Bankshares, Inc.**
4	Form of Common Stock Certificate of Poage Bankshares, Inc.*
10.1	Form of Employee Stock Ownership Plan*
10.2	Three Year Change in Control Agreement, dated September 12, 2011, by and between James W. King and Home Federal Savings and Loan Association.*
10.3	Life Insurance Endorsement Method Split Dollar Plan Agreement, dated April 29, 2003, by and between James W. King and Home Federal Savings and Loan Association.*
10.4	Form of Director Supplemental Retirement Plan Agreement.*
10.5	Form of Executive Supplemental Retirement Plan Agreement.*
10.6	Form of Amendment to the Executive Supplemental Retirement Plan Agreement.*
10.7	Poage Bankshares, Inc. 2013 Equity Incentive Plan***
10.8	Agreement and Plan of Merger, dated as of October 21, 2013, by and among Poage, Bankshares, Inc., Poage Merger Subsidiary, Inc. and Home Federal Savings and Loan Association, and Town Square Financial Corporation and Town Square Bank.****
10.9	Employment Agreement, dated March 18, 2014, by and between Bruce VanHorn and Home Federal Savings and Loan Association *****
10.10	Agreement and Plan of Conversion Merger by and among Poage Bankshares, Inc., Town Square Bank and Commonwealth Bank, F.S.B.******
10.11	Business Loan Agreement Between Poage Bankshares, Inc. and Premier Bank dated June 16, 2016 *******
21	Subsidiaries of registrant
23	Consent of Crowe Horwath LLP
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) the Consolidated Statements of Operations for the years ended December 31, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, and (vi) the Notes to the Consolidated Financial Statements.

*	Incorporated by reference to the Registration Statement on Form S-1 of Poage Bankshares, Inc. (File No. 333-172192, originally filed with the Securities and Exchange Commission on February 11, 2011, and as subsequently amended).
**	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on August 29, 2013).
***	Incorporated by reference to the Definitive Proxy Statement on Schedule 14A of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on January 9, 2013).

****	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on October 21, 2013).
*****	Incorporated by reference to the Current Report on Form 8-K of Poage Bankshares, Inc. (File No. 001-35295, filed with the Securities and Exchange Commission on March 19, 2014).
******	Incorporated by reference to the Registration Statement on Form S-1 of Poage Bankshares, Inc. (File No. 333-172192, originally filed with the Securities and Exchange Commission on December 17, 2014, and as subsequently amended).
*******	Incorporated by reference to the Quarterly Report on Form 10-Q of Poage Bankshares, Inc. (File No. 000-35295, filed with the Securities and Exchange Commission on August 10, 2016).

ITEM 16.	FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Poage Bankshares, Inc.

Date: April 10, 2018

/s/ Bruce VanHorn
Bruce VanHorn,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Position	Date

By:	/s/ Bruce VanHorn	President, Chief Executive	April 10, 2018
	Bruce VanHorn	Officer and Director
(Principal Executive Officer)

By:	/s/ Jane Gilkerson	Chief Financial Officer	April 10, 2018
	Jane Gilkerson	(Principal Financial and
Accounting Officer)

By:	/s Thomas Burnette	Chairman of the Board	April 10, 2018
Thomas Burnette

By:	/s/ Stephen S. Burchett	Director	April 10, 2018
Stephen S. Burchett

By:	/s/ Everette B. Gevedon	Director	April 10, 2018
Everette B. Gevedon

By:	/s/ Stuart N. Moore	Director	April 10, 2018
Stuart N. Moore

By:	/s/ Charles W. Robinson	Director	April 10, 2018
Charles W. Robinson

By:	/s/ John C. Stewart, Jr.	Director	April 10, 2018
John C. Stewart, Jr.

By:	/s/ Daniel King, III	Director	April 10, 2018
Daniel King, III

