Form 10-K/A
period 2017-12-31
Poage Bankshares, Inc.
filed 2018-04-13
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Amended Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2017

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 001-35295

Poage Bankshares, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	45-3204393
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 Carter Avenue, Ashland, Kentucky	41101
(Address of Principal Executive Offices)	(Zip Code)

(606) 324-7196

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of April 10, 2016, 3,499,846 shares of the Registrant’s common stock, $0.01 par value, were issued and outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2017, was $57.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders (Part III).

EXPLANATORY NOTE

This Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 (this “Amendment”) is filed solely to amend the tabular disclosure regarding equity compensation plans approved/not approved by stockholders of Poage Bankshares, Inc. (the “Company”) contained in Part II, Item 5. This Amendment speaks as of the filing date of the original Form 10-K for the fiscal year ended December 31, 2017, filed on April 10, 2018, and has not been updated to reflect events occurring after the original filing date.

2

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

The following information is presented for the Poage Bankshares, Inc. 2103 Equity Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under plan (excluding securities reflected in first column)

Equity compensation plans approved by stockholders	141,850	$14.88	70,529

Equity compensation plans not approved by stockholders	N/A	N/A	N/A

Total	141,850	$14.88	70,529

(b)	Not applicable.

(c)	Issuer repurchases. On June 2, 2016, Poage Bankshares, Inc. commenced a new stock repurchase program. The Board of Directors of Poage Bankshares, Inc. authorized a program to repurchase up to 150,000 shares, which represents approximately 3.9% of the Company’s issued and outstanding shares of common. The Company repurchased 127,955 shares at a weighted average price of $18.20 per share and there remained 22,045 shares to be repurchased under this plan at December 31, 2017.

3

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

			Total Number	Number of Shares
			of Shares	That May Yet
	Total		Purchased as	Be Purchased
	Number of	Average	Part of	Under Publicly
	Shares	Price Paid	Publicly	Announced
	Purchased	Per Share	Announced Plan	Plan
October 1 - October 31, 2017	-	-	-	23,463
November 1 - November 30, 2017	-	-	-	23,463
December 1- December 31, 2017	7,918	19.08	7,918	195,545
Total	7,918	$19.08	7,918

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Poage Bankshares, Inc.

Date: April 13, 2018

/s/ Bruce VanHorn
Bruce VanHorn
President and Chief Executive Officer

5