Form 10-Q
period 2018-03-31
Poage Bankshares, Inc.
filed 2018-05-14
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2018

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

As of May 14, 2018, the number of shares of the Registrant’s common stock, par value $.01 per share, was 3,497,243.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from financial institutions	$23,320	$20,499
Interest-bearing deposits in other financial institutions	3,237	2,988
Securities available for sale	66,892	64,130
Loans held for sale	291	256
Loans, net of allowance of $4,942 and $4,681	327,302	328,554
Restricted stock, at cost	3,276	3,276
Other real estate owned, net	428	1,462
Premises and equipment, net	10,397	10,500
Company owned life insurance	7,333	7,292
Accrued interest receivable	1,288	1,413
Goodwill	1,894	1,894
Other intangible assets, net	583	667
Deferred tax asset, net	2,274	2,128
Other assets	1,816	1,821
Total assets	$450,331	$446,880

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$54,845	$52,577
Interest bearing	319,813	317,473
Total deposits	374,658	370,050
Federal Home Loan Bank advances	6,988	7,419
Subordinated debenture	2,906	2,890
Accrued interest payable	30	24
Other liabilities	4,812	4,782
Total liabilities	389,394	385,165

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,499,846 and 3,514,171 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	35	35
Additional paid-in-capital	32,201	32,371
Retained earnings	31,440	31,423
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,820)	(1,854)
Accumulated other comprehensive income (loss)	(919)	(260)
Total shareholders' equity	60,937	61,715
Total liabilities and shareholders' equity	$450,331	$446,880

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	Three months ended
	March 31,
	2018	2017
Interest and dividend income
Loans, including fees	$4,138	$4,318
Taxable securities	252	224
Tax-exempt securities	119	116
Federal funds sold and other	117	90
	4,626	4,748
Interest expense
Deposits	650	582
Federal Home Loan Bank advances and other borrowings	87	84
	737	666
Net interest income	3,889	4,082

Provision for loan losses	497	353
Net interest income after provision for loan losses	3,392	3,729

Non-interest income
Service charges on deposits	484	476
Other service charges	12	15
Net gain (loss) on disposal of land and equipment	(1)	16
Loan servicing fees	75	82
Gains on mortgage loans sold, net	13	17
Income from company owned life insurance	41	42
Other	2	5
	626	653
Non-interest expense
Salaries and employee benefits	1,758	1,825
Occupancy and equipment	439	474
Data processing	665	575
Federal deposit insurance	32	35
Loan processing and collection	118	86
Foreclosed assets, net	(8)	93
Advertising	98	114
Professional fees	78	79
Other taxes	111	120
Director fees and expenses	39	40
Amortization of intangible assets	84	86
Conversion costs	99	-
Other	243	248
	3,756	3,775
Income before income taxes	262	607
Income tax expense	33	144
Net income	$229	$463
Earnings per common share:
Basic	$0.07	$0.13
Dilutive	0.07	0.13
Dividend per share	$0.06	$0.06

See notes to unaudited consolidated financial statements.

4

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands except per share data)

	Three months ended
	March 31,
	2018	2017

Net income	$229	$463
Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	(835)	432
Tax effect	176	(147)
Other comprehensive income (loss)	(659)	285
Comprehensive income (loss)	$(430)	$748

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands except per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Loss	Equity
Balances, January 1, 2018	$35	$32,371	$31,423	$(1,854)	$(260)	$61,715
Net income	-	-	229	-	-	229
Stock repurchases, 14,325 shares repurchased	-	(277)	-	-	-	(277)
Dividends paid ($0.06/share)	-	-	(212)	-	-	(212)
ESOP compensation earned	-	31	-	34	-	65
Stock based compensation expense	-	76	-	-	-	76
Other comprehensive loss	-	-	-	-	(659)	(659)
Balances, March 31, 2018	$35	$32,201	$31,440	$(1,820)	$(919)	$60,937

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands except per share data)

	Three months ended
	March 31,
	2018	2017
Operating activities:
Net income	$229	$463
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	168	188
Provision for loan losses	497	353
ESOP compensation expense	65	66
Stock based compensation expense	76	76
Net gain on sale of premises and equipment	-	(16)
(Gain) Loss on sale and write-downs of other real estate owned	(18)	69
Loss on sale of repossessed assets	3	-
Amortization of core deposit intangible	84	86
Accretion of fair value adjustments related to loans	(69)	(110)
Accretion of fair value adjustments related to deposits	(16)	(16)
Amortization of fair value related to subordinated debenture	16	16
Net amortization on securities	108	85
Deferred income tax expense	30	1
Net gain on mortgage banking activities	(13)	(17)
Origination of loans held for sale	(436)	(1,306)
Proceeds from loans held for sale	414	1,493
Increase in cash value of life insurance	(41)	(42)
Change in asset and liabilities, net assets and liabilities acquired:
Accrued interest receivable	125	(3)
Other assets	17	60
Accrued interest payable	6	18
Other liabilities	30	411
Net cash provided by operating activities	1,275	1,875

Investing activities:
Net increase in interest-bearing deposits with other institutions	(249)	-
Securities available for sale:
Proceeds from maturities	380	140
Purchases	(6,193)	(2,497)
Principal payments received	2,109	1,757
Loan originations and principal payments on loans, net	676	5,056
Proceeds from the sale of other real estate owned	1,174	227
Proceeds from the sale of repossessed assets	10	-
Proceeds from the sale of premises and equipment	-	54
Purchase of premises and equipment	(65)	(108)
Net cash provided by (used in) investing activities	(2,158)	4,629

Financing activities:
Net change in deposits	4,624	2,262
Proceeds from Federal Home Loan Bank borrowings	5,000	-
Payments on Federal Home Loan Bank borrowings	(5,431)	(538)
Cash dividend paid	(212)	(222)
Stock repurchases	(277)	(528)
Net cash provided by financing activities	3,704	974

Net increase in cash and cash equivalents	2,821	7,478

Cash and cash equivalents at beginning of period	20,499	24,389

Cash and cash equivalents at the end of the period	$23,320	$31,867

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and debt	$731	$648
Income taxes payment	-	-
Other real estate owned and other repossessed assets acquired in settlement of loans	$148	$442

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2018 and December 31, 2017 and the results of operations and cash flows for the interim periods ended March 31, 2018 and 2017. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year or any other period. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 – REVENUE RECOGNITION

In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We finalized our assessment and identified the revenue line items within the scope of this new guidance. Neither the new standard, nor any of the amendments detailed below, resulted in a material change from our current accounting for revenue because the majority of Poage’s financial instruments are not within the scope of Topic 606, and those that are require no change in the accounting.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer. Topic 606 requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or the service before it is transferred to the customer. Topic 606 includes indicators to assist in this evaluation. The amendments in this update affect the guidance in ASU No. 2014-09 above. The effective date is the same as the effective date of ASU No. 2014-09.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: identifying performance obligations, and the licensing implementation guidance. Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. The amendments in this update are expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services. To identify performance obligations in a contract, an entity evaluates whether promised goods and services are distinct. Topic 606 includes two criteria for assessing whether promises to transfer goods or services are distinct. One of those criteria is that the promises are separately identifiable. This update will improve the guidance on assessing that criterion. Topic 606 also includes implementation guidance on determining whether as entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property, which is satisfied at a point in time, or a right to access the entity’s intellectual property, which is satisfied over time. The amendments in this update are intended to improve the operability and understandability of the licensing implementation guidance. The amendments in this update affect the guidance in ASU No. 2014-09 above. The effective date is the same as the effective date of ASU No. 2014-09.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients.

In December 2016, the FASB issued ASU No. 2016-20, Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements. The FASB board decided to issue a separate update for technical corrections and improvements to Topic 606 and other Topics amended by ASU No. 2014-09 to increase awareness of the proposals and to expedite improvements to ASU No. 2014-09. The amendment affects narrow aspects of the guidance issued in ASU No. 2014-09.

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “Topic 606”). We elected to implement using the modified retrospective application, with the cumulative effect recorded as an adjustment to opening retained earnings at January 1, 2018. Due to immateriality, we had no cumulative effect to record. Since interest income on loans and securities are both excluded from this topic, a significant majority of our revenues are not subject to the new guidance. Our services that fall within the scope of Topic 606 are presented within noninterest income and are recognized as revenue as we satisfy our obligation to the customer. A description of the Company’s revenue that falls within the scope of Topic 606 as well as an explanation of why they are not impacted are as follows:

Service charges on deposit accounts: We earn fees from our deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees and overdraft fees are recognized at a point in time, since the customer generally has a right to cancel the depository arrangement at any time. The arrangement is considered a day-to-day contract with ongoing renewals and optional purchases, so the duration of the contract does not extend beyond the services already performed. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which we satisfy our performance obligation. Service charges on deposit accounts includes approximately $224,000 and $227,000 of revenue for the three months ended March 31, 2018 and 2017, respectively, within the scope of Topic 606.

Debit card and ATM fees: Debit card and ATM fees include ATM usage fees and debit card interchange income. As with the transaction-based fees on deposit accounts, the ATM fees are recognized at the point in time that we fulfill the customer’s request. We earn interchange fees from cardholder transactions processed through card association networks. Interchange rates are generally set by the card associations based upon purchase volumes and other factors. Interchange fees represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Debit card and ATM fees includes approximately $235,000 and $232,000 of revenue for the three months ended March 31, 2018 and 2017, respectively, within the scope of Topic 606.

Gains/Losses on Sales of OREO - The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  ASC 606 does not significantly change the pattern of revenue recognition unless the Company finances the sale. There are no instances of the Company financing the sale of one of its OREO properties during the three months ended March 31, 2018. Sales of OREO includes approximately $21,000 in net gains and $60,000 in net losses for the three months ended March 31, 2018 and 2017, respectively, within the scope of Topic 606.

The adoption of Topic 606 did not have a material impact on our consolidated financial position, results of operations, equity, or cash flows as of the adoption date or for the three months ended March 31, 2018.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments by making targeted improvements to GAAP as follows: (1) require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer; (2) simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value; (3) eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (5) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (6) require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (7) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (8) clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted as of the beginning of the fiscal year of adoption only for provisions (3) and (6) above. Early adoption of the other provisions mentioned above is not permitted. Starting with the first quarter of 2018, the Company began using an exit price notion when measuring the fair value of its loan portfolio for disclosure purposes. The adoption of ASU No. 2016-01 on January 1, 2018 did not have a material effect on the Company’s consolidated operating results or financial condition.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting which amends the scope of modification accounting for share-based payment arrangements. The ASU provided guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718, Compensation-Stock Compensation. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The adoption of ASU No. 2017-09 on January 1, 2018 did not have a material effect on the Company’s consolidated operating results or financial condition.

Newly Issued Accounting Standards Not Yet Effective

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

NOTE 4 - SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at March 31, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2018
States and political subdivisions	$18,629	$127	$(217)	$18,539
U.S. Government agencies and sponsored entities	3,500	-	(66)	3,434
Mortgage-backed securities: residential	29,482	-	(619)	28,863
Collateralized mortgage obligations	5,984	-	(168)	5,816
SBA loan pools	10,460	-	(220)	10,240
Total securities	$68,055	$127	$(1,290)	$66,892

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
States and political subdivisions	$19,082	$190	$(108)	$19,164
U.S. Government agencies and sponsored entities	3,500	-	(50)	3,450
Mortgage-backed securities: residential	27,449	44	(226)	27,267
Collateralized mortgage obligations	5,048	-	(93)	4,955
SBA loan pools	9,379	-	(85)	9,294
Total securities	$64,458	$234	$(562)	$64,130

There were no sales of securities for the three months ended March 31, 2018 and 2017.

The amortized cost and fair value of the securities portfolio at March 31, 2018 are shown in the following table by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	March 31,
	2018
	Amortized	Fair
	Cost	Value

Within one year	$925	$926
One to five years	8,894	8,832
Five to ten years	8,691	8,683
Beyond ten years	3,619	3,532
Mortgage-backed securities and collateralized mortgage obligations	35,466	34,679
SBA loan pools	10,460	10,240
Total	$68,055	$66,892

The following table summarizes the securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2018
States and political subdivisions	$6,923	$(143)	$1,001	$(74)	$7,924	$(217)
U.S. Government agencies and sponsored entities	989	(11)	2,445	(55)	3,434	(66)
Mortgage-backed securities: residential	26,625	(535)	2,238	(84)	28,863	(619)
Collateralized mortgage obligations	3,184	(58)	2,632	(110)	5,816	(168)
SBA loan Pools	7,525	(163)	2,715	(57)	10,240	(220)
Total available-for-sale securities	$45,246	$(910)	$11,031	$(380)	$56,277	$(1,290)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
States and political subdivisions	$5,080	$(56)	$1,024	$(52)	$6,104	$(108)
U.S. Government agencies and sponsored entities	992	(8)	2,458	(42)	3,450	(50)
Mortgage-backed securities: residential	19,256	(181)	2,394	(45)	21,650	(226)
Collateralized mortgage obligations	1,954	(15)	3,001	(78)	4,955	(93)
SBA loan Pools	6,565	(66)	1,343	(19)	7,908	(85)
Total available-for-sale securities	$33,847	$(326)	$10,220	$(236)	$44,067	$(562)

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

NOTE 5 – LOANS

Loans at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31,	December 31,
	2018	2017
Real estate:
One to four family	$165,253	$170,754
Multi-family	9,009	6,505
Commercial real estate	85,215	84,312
Construction and land	9,131	10,004
	268,608	271,575

Commercial and industrial	35,850	33,664

Consumer
Home equity loans and lines of credit	10,732	10,707
Motor vehicle	10,259	10,368
Other	7,301	7,420
	28,292	28,495

Total	332,750	333,734
Less: Net deferred loan fees	506	499
Allowance for loan losses	4,942	4,681
	$327,302	$328,554

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of March 31, 2018 and December 31, 2017. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

March 31, 2018
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$766	$-	$2,350	$3,116	$7,698	$1,287	$259,623	$268,608
Commercial and industrial	1,369	-	218	1,587	4,857	-	30,993	35,850
Consumer	4	-	235	239	57	-	28,235	28,292
Total	$2,139	$-	$2,803	$4,942	$12,612	$1,287	$318,851	$332,750

December 31, 2017
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total
Real estate	$624	$-	$2,232	$2,856	$5,523	$1,305	$264,747	$271,575
Commercial and industrial	1,290	-	275	1,565	2,612	-	31,052	33,664
Consumer	5	-	255	260	60	-	28,435	28,495
Total	$1,919	$-	$2,762	$4,681	$8,195	$1,305	$324,234	$333,734

The following table presents information related to impaired loans by class of loans as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Real Estate:
One to four family	$603	$559	$-	$699	$655	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	2,463	2,322	-	2,593	2,452	-
Construction and land	176	176	-	179	179	-
Commercial and industrial	1,136	1,136	-	136	136	-
Consumer:
Home equity and lines of credit	28	28	-	31	31	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$4,406	$4,221	$-	$3,638	$3,453	$-

With a related allowance recorded:
Real Estate:
One to four family	$3,276	$3,276	$512	$1,091	$988	$367
Multi-family	-	-	-	-	-	-
Commercial real estate	1,365	1,365	254	1,249	1,249	257
Construction and land	-	-	-	-	-	-
Commercial and industrial	3,721	3,721	1,369	2,476	2,476	1,290
Consumer:
Home equity and lines of credit	29	29	4	29	29	5
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	8,391	8,391	2,139	4,845	4,742	1,919
Total	$12,797	$12,612	$2,139	$8,483	$8,195	$1,919

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality. For purposes of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following tables present the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three months ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31, 2018			Three months ended March 31, 2017
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Real Estate:
One to four family	$2,739	$40	$31	$1,614	$14	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	3,694	32	25	3,325	36	-
Construction and land	178	2	2	119	1	-
Commercial and industrial	3,735	-	-	219	-	-
Consumer:
Home equity and lines of credit	59	-	-	33	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$10,406	$74	$58	$5,310	$51	$-

The following tables set forth an analysis of our allowance for loan losses for the three months ended March 31, 2018 and 2017 (in thousands):

Three months ended		Commercial
March 31, 2018	Real Estate	and Industrial	Consumer	Total

Allowance for loan losses:
Beginning balance	$2,856	$1,565	$260	$4,681
Provision for loan losses	507	14	(24)	497
Loans charged-off	(252)	-	(32)	(284)
Recoveries	5	8	35	48
Total ending allowance balance	$3,116	$1,587	$239	$4,942

Three months ended		Commercial
March 31, 2017	Real Estate	and Industrial	Consumer	Total

Allowance for loan losses:
Beginning balance	$1,946	$218	$185	$2,349
Provision for loan losses	284	20	49	353
Loans charged-off	(198)	(21)	(55)	(274)
Recoveries	3	14	18	35
Total ending allowance balance	$2,035	$231	$197	$2,463

Nonaccrual loans, and loans past due 90 days still on accrual status, consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual status, by class of loans, as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$2,241	$-	$2,911	$-
Multi-family	-	-	-	-
Commercial real estate	1,664	-	1,677	-
Construction and land	33	-	34	-
Commercial and industrial	3,637	-	1,638	-
Consumer:
Home equity loans and lines of credit	62	-	66	-
Motor vehicle	24	-	26	-
Other	4	-	6	-
Total	$7,665	$-	$6,358	$-

The following tables present the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017 by class of loans. Non-accrual loans of $7.7 million as of March 31, 2018 and $6.4 million at December 31, 2017 are included in the tables below and have been categorized based on their payment status (in thousands):

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
March 31, 2018
Real estate:
One to four family	$839	$493	$760	$2,092	$578	$162,583	$165,253
Multi-family	-	-	-	-	-	9,009	9,009
Commercial real estate	361	-	1,365	1,726	709	82,780	85,215
Construction and land	-	-	-	-	-	9,131	9,131
Commercial and industrial	974	35	3,631	4,640	-	31,210	35,850
Consumer:
Home equity loans and lines of credit	-	-	29	29	-	10,703	10,732
Motor vehicle	3	4	21	28	-	10,231	10,259
Other	7	-	-	7	-	7,294	7,301
Total	$2,184	$532	$5,806	$8,522	$1,287	$322,941	$332,750

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2017
Real estate:
One to four family	$1,615	$628	$1,199	$3,442	$590	$166,722	$170,754
Multi-family	-	-	-	-	-	6,505	6,505
Commercial real estate	249	315	1,367	1,931	715	81,666	84,312
Construction and land	-	-	-	-	-	10,004	10,004
Commercial and industrial	1,133	4	1,631	2,768	-	30,896	33,664
Consumer:
Home equity loans and lines of credit	-	-	60	60	-	10,647	10,707
Motor vehicle	40	-	21	61	-	10,307	10,368
Other	3	6	-	9	-	7,411	7,420
Total	$3,040	$953	$4,278	$8,271	$1,305	$324,158	$333,734

Troubled Debt Restructurings:

As of March 31, 2018, the Company had a recorded investment in six TDRs which totaled $3.4 million. There were five TDRs which totaled $3.2 million at December 31, 2017. A less than market rate and extended term was granted as concessions for TDRs. No additional charge-off has been made for the loan relationships. No additional commitments to lend have been made to the borrower. The Company has allocated $153,000 of specific allowance for the loan relationships at March 31, 2018 and December 31, 2017.

March 31, 2018	TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$28	$16	$44
Multi-family	-	-	-
Commercial real estate	923	2,195	3,118
Construction and land	-	-	-
Commercial and industrial	-	246	246
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$951	$2,457	$3,408

December 31, 2017	TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$30	$16	$46
Multi-family	-	-	-
Commercial real estate	933	2,195	3,128
Construction and land	-	-	-
Commercial and industrial	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$963	$2,211	$3,174

There were no TDRs considered to be in default within twelve months of modification as of March 31, 2018. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following table presents TDRs that occurred during the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three months ended March 31, 2018			Three months ended March 31, 2017
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
One to four family	-	$-	$-	1	$114	$114
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	1	246	246	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	1	$246	$246	1	$114	$114

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
March 31, 2018	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$155,887	$1,745	$7,621	$-	$-	$165,253
Multi-family	9,009	-	-	-	-	9,009
Commercial real estate	77,192	2,930	5,093	-	-	85,215
Construction and land	8,826	129	176	-	-	9,131
Commercial and industrial	27,514	1,403	6,933	-	-	35,850
Home equity loans and lines of credit	10,579	-	153	-	-	10,732
Motor vehicle	10,208	9	42	-	-	10,259
Other	7,297	-	4	-	-	7,301
Total	$306,512	$6,216	$20,022	$-	$-	$332,750

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$163,709	$1,673	$5,372	$-	$-	$170,754
Multi-family	6,505	-	-	-	-	6,505
Commercial real estate	76,226	2,957	5,129	-	-	84,312
Construction and land	9,825	-	179	-	-	10,004
Commercial and industrial	25,891	2,602	5,171	-	-	33,664
Home equity loans and lines of credit	10,549	0	158	-	-	10,707
Motor vehicle	10,291	9	68	-	-	10,368
Other	7,413	-	7	-	-	7,420
Total	$310,409	$7,241	$16,084	$-	$-	$333,734

There were $1.1 million and $1.1 million purchased credit impaired (“PCI”) loans included in substandard loans at March 31, 2018 and December 31, 2017, respectively.

The Company holds purchased loans without evidence of credit quality deterioration. In addition, the Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable that all contractually required payments would not be collected. A summary of non-impaired purchased loans and credit-impaired purchased loans with the carrying amount of those loans is as follows at March 31, 2018 and December 31, 2017 (in thousands):

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of March 31, 2018	Loans	Loans
Real estate:
One to four family	$24,701	$578
Multi-family	1,808	-
Commercial real estate	14,259	709
Construction and land	496	-
Commercial and industrial	1,262	-
Consumer loans:
Home equity loans and lines of credit	926	-
Motor vehicle	27	-
Other	480	-
Total loans	$43,959	$1,287

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of December 31, 2017	Loans	Loans
Real estate:
One to four family	$25,437	$590
Multi-family	1,829	-
Commercial real estate	15,157	715
Construction and land	510	-
Commercial and industrial	1,359	-
Consumer loans:
Home equity loans and lines of credit	959	-
Motor vehicle	43	-
Other	521	-
Total loans	$45,815	$1,305

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three months ended March 31, 2018 and 2017.

The following table presents the composition of the acquired loans at March 31, 2018:

As of March 31, 2018
	Contractual	Remaining	Carrying
(in thousands)	Amount	Discount	Amount
Real estate:
One to four family	$25,550	$(271)	$25,279
Multi-family	1,809	(1)	1,808
Commercial real estate	15,121	(153)	14,968
Construction and land	497	(1)	496
Commercial and industrial	1,262	-	1,262
Consumer loans:
Home equity loans and lines of credit	927	(1)	926
Motor vehicle	27	-	27
Other	480	-	480
Total loans	$45,673	$(427)	$45,246

As of December 31, 2017
	Contractual	Remaining	Carrying
(in thousands)	Amount	Discount	Amount
Real estate:
One to four family	$26,335	$(308)	$26,027
Multi-family	1,832	(3)	1,829
Commercial real estate	16,050	(178)	15,872
Construction and land	511	(1)	510
Commercial and industrial	1,360	(1)	1,359
Consumer loans:
Home equity loans and lines of credit	962	(3)	959
Motor vehicle	44	(1)	43
Other	522	(1)	521
Total loans	$47,616	$(496)	$47,120

The following tables presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of March 31, 2018 and December 31, 2017.

(in thousands)	March 31, 2018	December 31, 2017

Carrying amount	$1,287	$1,305
Non-accretable difference	210	214
Accretable yield	94	100
Contractually-required principal and interest payments	$1,591	$1,619

The Company adjusted interest income to recognize $6,000 and $12,000 of accretable yield on credit-impaired purchased loans for the three months ended March 31, 2018 and 2017, respectively.

Accretable yield, or income expected to be collected, is as follows for the three months ended March 31, 2018 and 2017 (in thousands):

	2018	2017

Balance at January 1	$100	$146
New Loans Purchased	-	-
Accretion of income	(6)	(12)
Reclassifications from nonaccretable difference	-	-
Disposals	-	-
Balance at March 31	$94	$134

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the FHLB at March 31, 2018 and December 31, 2017 were as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Maturities July 2018 through January 2029, fixed rate at rates from 2.16% to 4.27%, weighted average rate of 2.44% at March 31, 2018 and 1.97% at December 31, 2017	$6,988	$7,419

Payments contractually required over the next five years are as follows as of March 31, 2018 (in thousands):

remainder for year ending 2018	$6,324
2019	223
2020	88
2021	74
2022	63
Thereafter	216
Total	$6,988

There were no other borrowings at March 31, 2018 and December 31, 2017. On June 16, 2016, Poage Bankshares, Inc. executed a $2.0 million commercial line of credit secured with Town Square Bank common stock, with an unaffiliated lender. The initial variable rate on the line of credit was 4.0% with an interest rate equal to the Wall Street Prime plus 0.50%. At March 31, 2018, the interest rate on the line of credit was 5.25%. The line of credit matures June 16, 2018.

NOTE 7 – FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, at March 31, 2018 and December 31, 2017, are as follows (in thousands):

	Fair Value Measurements at
	March 31, 2018 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$18,539	$-	$18,539	$-
U.S. Government agencies and sponsored entities	3,434	-	3,434	-
Mortgage backed securities: residential	28,863	-	28,863	-
Collateralized mortgage obligations	5,816	-	5,816	-
SBA loan pools	10,240	-	10,240	-
Total securities	$66,892	$-	$66,892	$-

	Fair Value Measurements at
	December 31, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$19,164	$-	$19,164	$-
U.S. Government agencies and sponsored entities	3,450	-	3,450	-
Mortgage backed securities: residential	27,267	-	27,267	-
Collateralized mortgage obligations	4,955	-	4,955	-
SBA loan pools	9,294	-	9,294	-
Total securities	$64,130	$-	$64,130	$-

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018.

Assets measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017 are summarized below (in thousands):

	Fair Value Measurements at
	March 31, 2018 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans
Residential real estate, net	$2,848	$-	$-	$2,848
Commercial real estate, net	1,203	-	-	1,203
Commercial and industrial, net	2,106	-	-	2,106
Consumer loan HELOC, net	25	-	-	25

Other real estate owned
Residential real estate, net	$142	$-	$-	$142

	Fair Value Measurements at
	December 31, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Residential real estate, net	$621	$-	$-	$621
Commercial real estate, net	992	-	-	992
Commercial and industrial, net	1,186	-	-	1,186
Consumer loan HELOC, net	24	-	-	24

Other real estate owned
Residential real estate, net	$610	$-	$-	$610

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

At March 31, 2018, impaired loans recorded at fair value had a net carrying amount of $6.1 million equal to the outstanding balance of $8.3 million, net of a valuation allowance of $2.2 million. At December 31, 2017, impaired loans recorded at fair value had a net carrying amount of $2.8 million equal to the outstanding balance of $4.7 million, net of a valuation allowance of $1.9 million. There were charge-offs of $0 and $13,000 for the three months ended March 31, 2018 and 2017, respectively. The change in specific reserve on impaired loans resulted in an increase to the provision for loan losses of $555,000 and $71,000 for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, OREO recorded at fair value had a net carrying amount of $142,000 equal to the outstanding balance of $237,000, net of a valuation allowance of $95,000. There were $3,000 in write-downs for the three months ended March 31, 2018. There were $10,000 in write-downs for the three months ended March 31, 2017. At December 31, 2017, other real estate owned recorded at fair value had a net carrying amount of $610,000, equal to the outstanding balance of $1.03 million, net of a valuation allowance of $420,000.

The carrying amounts and estimated fair values of financial instruments at March 31, 2018 and December 31, 2017 are as follows (in thousands):

		Fair Value Measurements
	Carrying
March 31, 2018	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$23,320	$23,320	$-	$-	$23,320
Interest bearing deposits	3,237	-	3,237	-	3,237
Securities	66,892	-	66,892	-	66,892
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	291	-	291	-	291
Loans, net	327,302	-	-	327,975	327,975
Accrued interest receivable	1,288	-	337	951	1,288

Financial liabilities
Deposits	$374,658	$217,086	$155,004	$-	$372,090
Federal Home Loan Bank advances	6,988	4,999	1,976	-	6,975
Subordinated debenture	2,906	-	2,873	-	2,873
Accrued interest payable	30	-	30	-	30

		Fair Value Measurements
	Carrying
December 31, 2017	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$20,499	$20,499	$-	$-	$20,499
Interest bearing deposits	2,988	-	2,988	-	2,988
Securities	64,130	-	64,130	-	64,130
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	256	-	256	-	256
Loans, net	328,554	-	-	328,236	328,236
Accrued interest receivable	1,413	-	333	1,080	1,413

Financial liabilities
Deposits	$370,050	$212,625	$154,859	$-	$367,484
Federal Home Loan Bank advances	7,419	4,999	2,404	-	7,403
Subordinated debenture	2,890	-	2,873	-	2,873
Accrued interest payable	24	-	24	-	24

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

Loans:

Fair values of loans, excluding loans held for sale, are estimated as follows: ASU 2016-1, "Recognition and Measurement of Financial Assets and Financial Liabilities," requires the Company to use the exit price notion when measuring fair value of financial instruments for disclosure purposes effective January 1, 2018, therefore the fair value presented in the following table may not be comparable to prior period.  For performing loans, the fair value is determined based on a discounted cash flow analysis (income approach).  The discounted cash flow was based on contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk resulting in Level 3 classification.  For non-performing loans, the fair value is determined based on the estimated values of the underlying collateral or individual analysis of receipts (asset approach) resulting in Level 3 classification.  At December 31, 2017, the fair values of loans, excluding loans held for sale, were estimated as follows: for variable rate loans that reprice frequently and with no significant change in credit risk, fair values were based on carrying values resulting in a Level 3 classification. Fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans were valued as described previously.

The fair value of loans held for sale is based upon estimated values received from independent third party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans resulting in a Level 2 classification.

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

NOTE 8 - ESOP

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

There were no contributions to the ESOP for the three months ended March 31, 2018 and 2017.

Shares held by the ESOP at March 31, 2018 and December 31, 2017 were as follows (dollars in thousands):

	March 31,	December 31,
	2018	2017
Allocated to participants	64,148	64,148
Committed to be released	16,907	13,538
Unearned	182,051	185,420
Total ESOP shares	263,106	263,106

Fair value of unearned shares	$3,526	$3,894

NOTE 9 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three months ended March 31, 2018 and 2017, were as follows (dollar amounts in thousands, except per share data):

	Three months ended
	March 31,
	2018	2017
Basic
Net income	$229	$463
Less: Earnings allocated to participating securities	2	4
Net income available to common shareholders	$227	$459

Weighted average common shares outstanding	3,509,880	3,697,374
Less: Average unallocated ESOP shares	184,253	197,792
Average participating shares	15,222	30,471
Average shares	3,310,405	3,469,111

Basic earnings per common share	$0.07	$0.13

Diluted
Net income available to common shareholders	$227	$459

Weighted average common shares outstanding for basic earnings per common share	3,310,405	3,469,111
Add: Dilutive effects of assumed exercises of stock options	31,192	31,657
Average shares and dilutive potential common shares	3,341,597	3,500,768

Diluted earnings per common share	$0.07	$0.13

There were no stock options considered antidilutive for the three months ended March 31, 2018 and 2017.

NOTE 10 – STOCK BASED COMPENSATION

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

The following table summarizes stock option activity for the three months ended March 31, 2018:

		Weighted Average
	Options	Exercise Price

Outstanding -December 31, 2017	141,850	$14.99
Granted	-	-
Exercised and settled	-	-
Forfeited	-	-
Outstanding -March 31, 2018	141,850	$14.99

Fully vested and exercisable at March 31, 2018	103,600
Fully vested and exercisable at December 31, 2017	99,600
Expected to vest in future periods	38,250

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. At March 31, 2018, 141,850 options were outstanding and 103,600 options were fully vested and exercisable with intrinsic value of $621,000 and $454,000, respectively. At December 31, 2017, 141,850 options were outstanding and 99,600 options were fully vested and exercisable with intrinsic value of $853,000 and $599,000, respectively.

During the three months ended March 31, 2018, 4,000 options vested. Stock-based compensation expense for stock options included in salaries and benefits for the three months ended March 31, 2018 and 2017 was $18,000 and $18,000, respectively. Total unrecognized compensation cost related to non-vested stock options was $21,000 at March 31, 2018 and is expected to be recognized over a period of 2.1 years.

The following table summarizes non-vested restricted stock activity for the three months ended March 31, 2018:

Balance -December 31, 2017	15,222
Granted	-
Forfeited	-
Vested	-
Balance -March 31, 2018	15,222

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three months ended March 31, 2018 and 2017 was $58,000 and $58,000, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $11,000 at March 31, 2018 and is expected to be recognized over a weighted-average period of 8 months.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table is changes in Accumulated Other Comprehensive Income by component, net of tax, for the three months ended March 31, 2018 and 2017 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities
	Three months ended
	March 31,
	2018	2017
Beginning balance	$(260)	$(153)

Other comprehensive income (loss), net of tax before reclassification	(659)	285

Amounts reclassified from accumulated other comprehensive income for loss on call of securities, net of tax expense of $0, and $0 respectively	-	-

Net current period other comprehensive income (loss)	(659)	285

Ending Balance	$(919)	$132

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for Poage Bankshares, Inc. for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements, which can be identified by the use of such words as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may,” and similar expressions. These forward-looking statements include, but are not limited to:

>	statements of our goals, intentions and expectations;

>	statements regarding our business plans and prospects and growth and operating strategies;

>	statements regarding the credit quality of our loan and investment portfolios;

>	estimates of our risks and future costs and benefits;

>	non-historical statements about our financial condition, results of operations and business of Poage Bankshares.

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

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

>	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;

>	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

>	significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;

>	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

>	our ability to successfully enhance and maintain internal controls;

>	competition among depository and other financial institutions;

>	our success in increasing our commercial business and commercial real estate loans;

>	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending;

>	our success in introducing new financial products;

>	our ability to attract and maintain deposits;

>	decreases in our asset quality;

>	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

>	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

>	changes in consumer spending, borrowing and savings habits;

>	declines in the yield on our assets resulting from the current interest rate environment;

>	increases in the cost of funds resulting from the general economic conditions;

>	risks related to a high concentration of loans secured by real estate located in our market area;

>	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

>	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

>	changes in the level of government support of housing finance;

>	our ability to enter new markets successfully and capitalize on growth opportunities

>	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

>	changes in our organization, compensation and benefit plans and our ability to retain key members of our senior management team;

>	loan delinquencies and changes in the underlying cash flows of our borrowers;

>	the failure or security breaches of computer systems on which we depend;

>	the ability of key third-party providers to perform their obligations to us; and

>	changes in the financial condition or future prospects of issuers of securities that we own.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total assets at March 31, 2018 increased $3.4 million, or 0.8%, to $450.3 million from $446.9 million at December 31, 2017. The increase was attributed to an increase of $4.6 million in deposits.

Cash and Cash equivalents increased by $2.8 million, or 13.8%, to $23.3 million at March 31, 2018 from $20.5 million at December 31, 2017. The increase in cash was primarily attributable to an increase in deposits, offset by cash used to purchase securities available for sale.

Interest-bearing deposits in other financial institutions increased $249,000, or 8.3%, to $3.2 million at March 31, 2018 from $3.0 million at December 31, 2017 due to the purchase of a certificate of deposit.

Securities available for sale increased by $2.8 million, or 4.3%, to $66.9 million at March 31, 2018 from $64.1 million at December 31, 2017. This increase is primarily due to $6.2 million in purchases, offset by a decrease of $835,000 in fair value on securities available for sale and by maturities, calls and principal payments of $2.5 million.

Loans held for sale increased $35,000, or 13.7%, to $291,000 at March 31, 2018 from $256,000 at December 31, 2017 due to a slight increase in secondary market mortgage lending activity.

Loans, net, decreased $1.3 million, or 0.4%, to $327.3 million at March 31, 2018 from $328.6 million at December 31, 2017. The decrease was primarily attributable to a decrease in one to four family and construction and land loans, offset by an increase in commercial real estate and commercial and industrial loans. Non-performing loans increased $1.3 million, or 20.6%, to $7.7 million at March 31, 2018 from $6.4 million at December 31, 2017.

Deposits increased $4.5 million or 1.2%, to $374.7 million at March 31, 2018 from $370.1 million at December 31, 2017. The increase was attributable to an increase of $2.3 million in non-interest bearing demand deposits and an increase of $2.3 million in savings accounts and money market accounts.

Federal Home Loan Bank advances decreased $431,000, or 5.8%, to $7.0 million at March 31, 2018 from $7.4 million at December 31, 2017 attributable to $5.4 million in maturities and principal payments, offset by $5.0 million in advances.

Subordinated debenture increased by $16,000, or 0.6%, and remained unchanged at $2.9 million at March 31, 2018 and December 31, 2017 due to the amortization of the fair value related to the subordinated debenture assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of 4,124 trust preferred securities with a liquidation amount of $1,000 per security. The subordinated debt of $2.9 million is shown as a liability because the Company is not considered the primary beneficiary of the Trust. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 3.95% at March 31, 2018.

Total shareholders’ equity decreased by $778,000, or 1.3%, to $60.9 million at March 31, 2018 from $61.7 million at December 31, 2017. The decrease resulted from the repurchase of common stock totaling $277,000, the payment of cash dividends totaling $212,000 and a decrease in accumulated other comprehensive income of $659,000, offset by net income of $229,000 and the expense related to the stock based compensation plans of $141,000.

Average Balances and Yields

The following table sets forth average balances, average yields and costs, and certain other information at the dates and for the periods indicated. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income. Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality (dollars in thousands).

	For the Three Months Ended March 31,
	2018			2017
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
Assets:
Interest earning assets:
Loans	$331,336	$4,138	5.06%	$342,458	$4,318	5.11%
Investment securities	66,456	371	2.26%	58,947	340	2.34%
Restricted Stock	3,276	44	5.45%	3,276	34	4.21%
Other interest earning assets	30,872	73	0.96%	29,152	56	0.78%
Total interest earning assets	431,940	4,626	4.34%	433,833	4,748	4.44%

Non-interest earning assets	15,962			25,517
Total assets	447,902			459,350

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	160,693	122	0.31%	146,888	90	0.25%
Certificates of deposit	157,739	528	1.36%	176,454	492	1.13%
Total interest bearing deposits	318,432	650	0.83%	323,342	582	0.73%

FHLB advances	6,989	35	2.03%	8,936	39	1.77%
Subordinated debenture	2,903	52	7.26%	2,832	45	6.44%
Total borrowings	9,892	87	3.57%	11,768	84	2.89%

Total interest bearing liabilities	328,324	737	0.91%	335,110	666	0.81%

Non-interest bearing liabilities:
Non-interest bearing deposits	53,626			52,118
Accrued interest payable	102			130
Other liabilities	4,550			2,895
Total non-interest bearing liabilities	58,278			55,143
Total liabilities	386,602			390,253

Total equity	61,300			69,097
Total liabilities and equity	447,902			459,350

Net interest income		3,889			4,082
Interest rate spread			3.43%			3.63%
Net interest margin			3.65%			3.82%
Average interest-earning assets to average interest-bearing liabilities			131.56%			129.46%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At March 31, 2018, we had $7.0 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $83.9 million.

Poage Bankshares, Inc. is a separate legal entity from Town Square Bank and must provide its own liquidity to pay dividends, repurchase stock and to fund other general corporate activities. Poage Bankshares, Inc.’s primary source of liquidity is dividend payments from Town Square Bank. The ability of Town Square Bank to pay dividends is subject to regulatory requirements. At March 31, 2018, Poage Bankshares, Inc. (on an unconsolidated basis) had liquid assets of $3.7 million.

On June 16, 2016, Poage Bankshares, Inc. executed a $2.0 million commercial line of credit secured with Town Square Bank common stock, with an unaffiliated lender. The variable interest rate on the line of credit is 4.50% with an interest rate equal to the Wall Street Prime plus 0.50% adjusting monthly. The line of credit matures June 16, 2018. The line of credit will be used for general working capital purposes. At March 31, 2018, we had $2.0 million available on the line of credit.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company. At March 31, 2018, the actual capital conservation buffer for Town Square Bank was 11.10% compared to the capital conservation buffer requirement of 1.875%.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

Management believes that as of March 31, 2018, the Bank met all capital adequacy requirements to which it was subject at that date.

The following table reflects the Bank’s current regulatory capital levels in more detail, including comparisons to the regulatory minimums at March 31, 2018 and December 31, 2017 (in thousands).

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of March 31, 2018	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-weighted Assets)	$57,982	19.10%	$24,286	8.00%	$30,357	10.00%
Tier I Capital
(to Risk-weighted Assets)	54,173	17.85	18,214	6.00	24,286	8.00
Common Equity
(to Risk-weighted Assets)	54,173	17.85	13,661	4.50	19,732	6.50
Tier I Capital
(to Adjusted Total Assets)	54,173	12.29	17,629	4.00	22,036	5.00

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of December 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Risk-Based Capital
(to Risk-weighted Assets)	$57,678	19.10%	$24,159	8.00%	$30,198	10.00%
Tier I Capital
(to Risk-weighted Assets)	53,891	17.85	18,119	6.00	24,159	8.00
Common Equity
(to Risk-weighted Assets)	53,891	17.85	13,589	4.50	19,629	6.50
Tier I Capital
(to Adjusted Total Assets)	53,891	11.80	18,272	4.00	22,840	5.00

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

Comparison of Operating Results for the Three Months Ended March 31, 2018 and March 31, 2017

General. Net income for the three months ended March 31, 2018 decreased $234,000, or 50.5%, to a $229,000 from net income of $463,000 for the three months ended March 31, 2017. The decrease in net income is attributable to a decrease in net interest income of $193,000 to $3.9 million for the three months ended March 31, 2018 from $4.1 million for the three months ended March 31, 2017, a decrease in non-interest income of $27,000 to $626,000 for the three months ended March 31, 2018 from $653,000 for the three months ended March 31, 2017 and an increase in the provision for loan losses of $144,000 to $497,000 for the three months ended March 31, 2018 from $353,000 for the three months ended March 31, 2017. The decreases in income are offset by a decrease in non-interest expense of $19,000 to remain unchanged at $3.8 million for the three months ended March 31, 2018 and 2017 and a decrease of $111,000 in income tax expense to $33,000 for the three months ended March 31, 2018 compared to a tax expense of $144,000 for the three months ended March 31, 2017. The reduction in tax expense is primarily attributable to the tax rate change enacted with the 2017 Tax Cuts & Job Act.

Interest Income. Interest income decreased $122,000, or 2.6%, to $4.6 million for the three months ended March 31, 2018 from $4.7 million for the three months ended March 31, 2017. The average balance of interest-earning assets decreased $1.9 million, or 0.4%, to $431.9 million for the three months ended March 31, 2018 from $433.8 million for the three months ended March 31, 2017.

Interest income on loans decreased $180,000, or 4.2%, to $4.1 million for the three months ended March 31, 2018 from $4.3 million for the three months ended March 31, 2017. The average yields on loans decreased 5 basis points to 5.06% for the three months ended March 31, 2018 compared to 5.11% for the three months ended March 31, 2017. The average balance of loans decreased $11.2 million, or 3.2%, to $331.3 million for the three months ended March 31, 2018 from $342.5 million for the three months ended March 31, 2017. Income recognized from purchase discounts attributable to the Town Square and Commonwealth acquisitions decreased $41,000, or 37.3%, to $69,000 for the three months ended March 31, 2018 from $110,000 for the three months ended March 31, 2017 and contributed to the decrease in the average yields on loans.

Interest income on investment securities increased $31,000, or 9.1%, to $371,000 for the three months ended March 31, 2018 from $340,000 for the three months ended March 31, 2017. The average yield on securities decreased 8 basis points to 2.26% for the three months ended March 31, 2018, compared to 2.34% for the three months ended March 31, 2017. The average balance of investment securities increased $7.6 million, or 12.7%, to $66.5 million for the three months ended March 31, 2018 from $58.9 million for the three months ended March 31, 2017.

Interest income on restricted stock increased $10,000, or 29.4%, to $44,000 for the three months ended March 31, 2018 from $34,000 for the three months ended March 31, 2017. The average yield on restricted stock increased 124 basis points to 5.45% for the three months ended March 31, 2018 compared to 4.21% for the three months ended March 31, 2017. The average balance of restricted stock remained constant at $3.3 million for the three months ended March 31, 2018 and 2017. Interest income on other interest-earning assets increased $17,000, or 30.4%, to $73,000 for the three months ended March 31, 2018 from $56,000 for the three months ended March 31, 2017. The average yield on other interest-earning assets increased 18 basis points to 0.96% for the three months ended March 31, 2018 compared to 0.78% for the three months ended March 31, 2017. The average balance of other interest earning assets increased $1.7 million, or 5.9%, to $30.9 million for the three months ended March 31, 2018 from $29.2 million for the three months ended March 31, 2017.

Interest Expense. Interest expense increased $71,000, or 10.7%, to $737,000 for the three months ended March 31, 2018 from $666,000 for the three months ended March 31, 2017. The average balance of interest bearing liabilities decreased $6.8 million, or 2.0%, to $328.3 million for the three months ended March 31, 2018 from $335.1 million for the three months ended March 31, 2017.

Interest expense on interest bearing deposits increased $68,000, or 11.7% to $650,000 for the three months ended March 31, 2018 from $582,000 for the three months ended March 31, 2017. The average balance of interest bearing deposits decreased $4.9 million, or 1.5%, to $318.4 million for the three months ended March 31, 2018 from $323.3 million for the three months ended March 31, 2017. The average interest rate paid on interest bearing deposits increased 10 basis points to 0.83% for the three months ended March 31, 2018 compared to 0.73% for the three months ended March 31, 2017. The decrease in average balance on interest bearing deposits is primarily attributable to a decrease in certificates of deposits which included $7.9 million in short-term non-brokered deposits acquired in the national market, offset by an increase in NOW and money market accounts.

Interest expense on FHLB advances, subordinated debentures and other borrowings increased $3,000, or 3.6%, to $87,000 for the three months ended March 31, 2018 from $84,000 for the three months ended March 31, 2017. The average balance on FHLB advances decreased $1.9 million, or 21.8%, to $7.0 million for the three months ended March 31, 2018 from $8.9 million for the three months ended March 31, 2017. The average interest rate paid on FHLB advances increased 26 basis points to 2.03% from 1.77%. The average balance on subordinated debentures increased $71,000, or 2.5%, to $2.9 million for the three months ended March 31, 2018 from $2.8 million for the three months ended March 31, 2017. The average interest rate paid on subordinated debentures increased 82 basis points to 7.26% for the three months ended March 31, 2018 from 6.44% for the three months ended March 31, 2017.

Net Interest Income. Net interest income decreased $193,000, or 4.7%, to $3.9 million for the three months ended March 31, 2018 from $4.1 million for the three months ended March 31, 2017. The ratio of average interest earning assets to average interest bearing liabilities increased to 131.56% for the three months ended March 31, 2018 from 129.46% for the three months ended March 31, 2017. The interest rate spread decreased 20 basis points to 3.43% for the three months ended March 31, 2018 from 3.63% for the three months ended March 31, 2017. Net interest margin decreased 17 basis points to 3.65% for the three months ended March 31, 2018 from 3.82% for the three months ended March 31, 2017.

Provision for Loan Losses. We recorded $497,000 in provision for loan losses for the three months ended March 31, 2018 compared to $353,000 in provision for loan losses for the three months ended March 31, 2017. The increase in the provision is primarily attributable to the establishment of an allowance of $478,000 on one residential loan relationship classified as substandard, which had an outstanding balance of $2.9 million at March 31, 2018.

Noninterest Income. Noninterest income decreased $27,000, or 4.1%, to $626,000 for the three months ended March 31, 2018 from $653,000 for the three months ended March 31, 2017. The decrease in noninterest income was primarily attributable to a decrease in net gain on disposal of land and equipment of $17,000, or 106.3%, to a net loss of $1,000 for the three months ended March 31, 2018 from a net gain of $16,000 for the three months ended March 31, 2017, a decrease in loan servicing fees of $7,000, or 8.5%, to $75,000 for the three months ended March 31, 2018 from $82,000 for the three months ended March 31, 2017, and a decrease in gains on mortgage loans sold of $4,000, or 23.5%, to $13,000 for the three months ended March 31, 2018 from $17,000 for the three months ended March 31, 2017, offset by an increase in service charges on deposits of $8,000, or 1.7%, to $484,000 for the three months ended March 31, 2018 from $476,000 for the three months ended March 31, 2017,.

Noninterest Expense. Noninterest expense decreased $19,000, or 0.5%, to remain unchanged at $3.8 million for the three months ended March 31, 2018 and 2017. This decrease was primarily attributable to the decrease in salaries and employee benefits of $67,000, or 3.7%, to remain unchanged at $1.8 million for the three months ended March 31, 2018 and 2017, a decrease in foreclosed assets expense of $101,000, or 108.6%, to a net gain of $8,000 for the three months ended March 31, 2018 from a net loss of $93,000 for the three months ended March 31, 2017, a decrease in advertising of $16,000, or 14.0% to $98,000 for the three months ended March 31, 2018 from $114,000 for the three months ended March 31, 2017 and a decrease in occupancy expense of $35,000, or 7.4%, to $439,000 for the three months ended March 31, 2018 from $474,000 for the three months ended March 31, 2017.

The decreases above are offset by an increase in data processing of $90,000, or 15.7%, to $665,000 for the three months ended March 31, 2018 from $575,000 for the three months ended March 31, 2017, an increase in loan processing and collection of $32,000, or 37.2%, to $118,000 for the three months ended March 31, 2018 from $86,000 for the three months ended March 31, 2017 and an increase in conversion expense of $99,000, or 100.0%, to $99,000 for the three months ended March 31, 2018 from $0 for the three months ended March 31, 2017. The increase in data processing is attributable to increased activity for internet banking and volume for data processing charges. Conversion expense is related to the contract signed in December 2017 with the new data processing provider. By converting to the new system, the Company expects to recognize significant cost savings.

Income Tax Expense. The provision for income tax expense was $33,000 for the three months ended March 31, 2018 compared to $144,000 for the three months ended March 31, 2017. Our effective tax rate for the three months ended March 31, 2018 was 12.6% compared to 23.7% for the three months ended March 31, 2017. The reduction in the effective tax rate is primarily attributable to the tax rate change enacted with the 2017 Tax Cuts & Job Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of March 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the evaluation date, our disclosure controls and procedures were not effective, because of the material weakness described below, to enable us to provide that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

During the quarter ended March 31, 2018, the Company’s management made certain changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or reasonably likely to materially effect, the Company’s internal control over financial reporting, which were identified during the year ended December 31, 2017 in connection with management’s and the Audit Committee’s evaluation of the effectiveness of the system of internal control over financial reporting.

To address the material weakness identified by management in the operating effectiveness of procedures and documentation related to loan underwriting and in the supervision and oversight of the lending management personnel, which weakness was related to the discovery of an employee originating fictitious loans, management implemented procedures to verify the authenticity of the information related to loan underwriting.

Although the Company’s remediation efforts are completed, the material weakness will not be considered remediated until the new internal controls are operational for a period of time and are tested and management concludes that these controls are operating effectively.

There was no other change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer repurchases. On June 2, 2016, Poage Bankshares, Inc. commenced a stock repurchase program. The Board of Directors of Poage Bankshares, Inc. authorized program to repurchase up to 150,000 shares, which represented approximately 3.9% of the Company’s then issued and outstanding shares of common stock through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The Company repurchased 3,325 shares at a weighted average price of $19.46 per share and there remained 17,720 shares to be repurchased under this plan at March 31, 2018.

On December 5, 2017, the Board of Directors of Poage Bankshares, Inc. authorized a new stock repurchase program for the repurchase of up to $180,000 shares of common stock, which represents approximately 5% of the Company’s issued and outstanding shares of common stock. The Company repurchased 10,000 shares at a weighted average price of $19.30 per share and there remained 163,500 shares to be repurchased under this plan at March 31, 2018.

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

The following table sets forth information in connection with repurchases of the Company’s common stock for the period January 1, 2018 through March 31, 2018.

			Total Number	Number of Shares
			of Shares	That May Yet
	Total		Purchased as	Be Purchased
	Number of	Average	Part of	Under Publicly
	Shares	Price Paid	Publicly	Announced
	Purchased	Per Share	Announced Plan	Plan
January 1 - January 31, 2018	1,000	$19.05	1,000	194,545
February 1 - February 28, 2018	1,500	20.00	1,500	193,045
March 1 - March 31, 2018	11,825	19.49	11,825	181,220
Total	14,325	$19.51	14,325

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
number	Description

3.1	Articles of Incorporation of Poage Bankshares, Inc. (1)

3.2	Bylaws of Poage Bankshares, Inc. (2)

31.1	Certification of President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statement of Shareholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-172192, originally filed on February 11, 2011, and as subsequently amended)

(2)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-35295, filed on September 21, 2016)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poage Bankshares, Inc.
Date: May 14, 2018

/s/ Bruce VanHorn
Bruce VanHorn
President & Chief Executive Officer

/s/ Jane Gilkerson
Jane Gilkerson
Chief Financial Officer

