Form 10-Q
period 2018-06-30
Poage Bankshares, Inc.
filed 2018-08-13
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2018

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

As of August 13, 2018, the number of shares of the Registrant’s common stock, par value $.01 per share, was 3,497,243.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	June 30,	December 31,
	2018	2017
ASSETS
Cash and due from financial institutions	$26,401	$20,499
Interest-bearing deposits in other financial institutions	3,735	2,988
Securities available for sale	67,087	64,130
Loans held for sale	258	256
Loans, net of allowance of $4,562 and $4,681	321,138	328,554
Restricted stock, at cost	3,276	3,276
Other real estate owned, net	732	1,462
Premises and equipment, net	10,240	10,500
Company owned life insurance	7,374	7,292
Accrued interest receivable	1,288	1,413
Goodwill	1,894	1,894
Other intangible assets, net	497	667
Deferred tax asset, net	2,023	2,128
Other assets	1,934	1,821
Total assets	$447,877	$446,880

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$56,025	$52,577
Interest bearing	316,040	317,473
Total deposits	372,065	370,050
Federal Home Loan Bank advances	6,579	7,419
Subordinated debenture	2,922	2,890
Accrued interest payable	28	24
Other liabilities	4,936	4,782
Total liabilities	386,530	385,165

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,497,243 and 3,514,171 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	35	35
Additional paid-in-capital	32,206	32,371
Retained earnings	31,935	31,423
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,787)	(1,854)
Accumulated other comprehensive income (loss)	(1,042)	(260)
Total shareholders' equity	61,347	61,715
Total liabilities and shareholders' equity	$447,877	$446,880

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and dividend income
Loans, including fees	$4,104	$4,262	$8,243	$8,580
Taxable securities	280	250	532	474
Tax-exempt securities	115	113	234	229
Federal funds sold and other	139	99	255	189
	4,638	4,724	9,264	9,472
Interest expense
Deposits	687	597	1,338	1,179
Federal Home Loan Bank advances and other borrowings	99	85	186	169
	786	682	1,524	1,348
Net interest income	3,852	4,042	7,740	8,124

Provision for loan losses	669	346	1,166	699
Net interest income after provision for loan losses	3,183	3,696	6,574	7,425

Non-interest income
Service charges on deposits	533	523	1,017	999
Other service charges	12	12	25	27
Net gain (loss) on disposal of land and equipment	(2)	-	(3)	16
Loan servicing fees	52	82	128	164
Gains on mortgage loans sold, net	46	56	59	73
Income from company owned life insurance	41	43	82	85
Insurance recovery on fictitious loans	850	-	875	-
Other	4	2	5	7
	1,536	718	2,188	1,371
Non-interest expense
Salaries and employee benefits	1,679	1,732	3,436	3,557
Occupancy and equipment	450	471	889	945
Data processing	724	691	1,389	1,266
Federal deposit insurance	32	32	64	67
Loan processing and collection	126	104	244	190
Foreclosed assets, net	25	54	17	147
Advertising	58	101	156	215
Professional fees	103	83	181	162
Other taxes	119	116	230	236
Director fees and expenses	51	39	91	79
Amortization of intangible assets	87	85	170	171
Conversion costs	55	-	155	-
Other	361	294	629	542
	3,870	3,802	7,651	7,577
Income before income taxes	849	612	1,111	1,219
Income tax expense	145	245	178	389
Net income	$704	$367	$933	$830
Earnings per common share:
Basic	$0.21	$0.11	$0.28	$0.24
Dilutive	0.21	0.11	$0.28	$0.24
Dividend per share	$0.06	$0.06	$0.12	$0.12

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net income	$704	$367	$933	$830
Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	(156)	279	(991)	711
Tax effect	33	(95)	209	(242)
Other comprehensive income (loss)	(123)	184	(782)	469
Comprehensive income	$581	$551	$151	$1,299

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands except per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Loss	Equity
Balances, January 1, 2018	$35	$32,371	$31,423	$(1,854)	$(260)	$61,715
Net income	-	-	933	-	-	933
Stock repurchases, 16,928 shares repurchased	-	(326)	-	-	-	(326)
Dividends paid ($0.12/share)	-	-	(421)	-	-	(421)
ESOP compensation earned	-	63	-	67	-	130
Stock based compensation expense	-	98	-	-	-	98
Other comprehensive loss	-	-	-	-	(782)	(782)
Balances, June 30, 2018	$35	$32,206	$31,935	$(1,787)	$(1,042)	$61,347

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands except per share data)

	Six months ended
	June 30,
	2018	2017
Operating activities:
Net income	$933	$830
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	334	378
Provision for loan losses	1,166	699
ESOP compensation expense	130	132
Stock based compensation expense	98	151
(Gain) Loss on sale of premises and equipment, net	3	(16)
(Gain) Loss on sale and write-downs of other real estate owned, net	(33)	97
Loss on sale of repossessed assets, net	1	1
Amortization of core deposit intangible	170	171
Accretion of fair value adjustments related to loans	(99)	(219)
Accretion of fair value adjustments related to deposits	(33)	(32)
Amortization of fair value related to subordinated debenture	32	32
Net amortization on securities	147	66
Deferred income tax expense	313	120
Net gain on mortgage banking activities	(59)	(73)
Origination of loans held for sale	(2,292)	(2,995)
Proceeds from loans held for sale	2,349	3,463
Increase in cash value of life insurance	(82)	(85)
Change in asset and liabilities, net assets and liabilities acquired:
Accrued interest receivable	125	77
Other assets	(121)	(128)
Accrued interest payable	4	11
Other liabilities	154	764
Net cash provided by operating activities	3,240	3,444

Investing activities:
Net increase in interest-bearing deposits with other institutions	(747)	(249)
Securities available for sale:
Proceeds from calls	-	65
Proceeds from maturities	690	435
Purchases	(8,647)	(7,817)
Principal payments received	3,863	3,288
Loan originations and principal payments on loans, net	5,652	6,306
Proceeds from the sale of other real estate owned	1,426	731
Proceeds from the sale of repossessed assets	41	20
Proceeds from the sale of premises and equipment	-	54
Purchase of premises and equipment	(77)	(137)
Net cash provided by investing activities	2,201	2,696

Financing activities:
Net change in deposits	2,048	(2,539)
Proceeds from other borrowings	-	1,500
Proceeds from Federal Home Loan Bank borrowings	5,000	8,000
Payments on Federal Home Loan Bank borrowings	(5,840)	(6,030)
Cash dividend paid	(421)	(442)
Stock repurchases	(326)	(3,630)
Net cash provided by (used in) financing activities	461	(3,141)

Net increase in cash and cash equivalents	5,902	2,999

Cash and cash equivalents at beginning of period	20,499	24,389

Cash and cash equivalents at the end of the period	$26,401	$27,388

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and debt	$1,520	$1,337
Income taxes payment	16	100
Other real estate owned and other repossessed assets acquired in settlement of loans	$697	$824

See notes to unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2018 and December 31, 2017 and the results of operations and cash flows for the interim periods ended June 30, 2018 and 2017. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 – REVENUE RECOGNITION

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We finalized our assessment and identified the revenue line items within the scope of this new guidance. Neither the new standard, nor any of the amendments detailed below, resulted in a material change from our current accounting for revenue because the majority of Poage’s financial instruments are not within the scope of Topic 606, and those that are require no change in the accounting.

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

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments do not change the core revenue recognition principle in Topic 606. The amendments provide clarifying guidance in certain narrow areas and add some practical expedients in ASU No. 2014-09 above. The effective date is the same as the effective date of ASU No. 2014-09.

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

Service charges on deposit accounts: We earn fees from our deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees and overdraft fees are recognized at a point in time, since the customer generally has a right to cancel the depository arrangement at any time. The arrangement is considered a day-to-day contract with ongoing renewals and optional purchases, so the duration of the contract does not extend beyond the services already performed. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which we satisfy our performance obligation. Service charges on deposit accounts includes approximately $242,000, $466,000, $243,000 and $469,000 of revenue for the three and six months ended June 30, 2018 and 2017, respectively, within the scope of Topic 606.

Debit card and ATM fees: Debit card and ATM fees include ATM usage fees and debit card interchange income. As with the transaction-based fees on deposit accounts, the ATM fees are recognized at the point in time that we fulfill the customer’s request. We earn interchange fees from cardholder transactions processed through card association networks. Interchange rates are generally set by the card associations based upon purchase volumes and other factors. Interchange fees represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Debit card and ATM fees includes approximately $269,000, $503,000, $261,000 and $493,000 of revenue for the three and six months ended June 30, 2018 and 2017, respectively, within the scope of Topic 606.

Gains/Losses on Sales of OREO - The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  ASC 606 does not significantly change the pattern of revenue recognition unless the Company finances the sale. There are no instances of the Company financing the sale of one of its OREO properties during the three and six months ended June 30, 2018. Sales of OREO includes approximately $14,000 and $35,000 in net gains for the three months ended June 30, 2018 and 2017 and $36,000 in net gains and $38,000 in net losses for the six months ended June 30, 2018 and 2017, respectively, within the scope of Topic 606.

The adoption of Topic 606 did not have a material impact on our consolidated financial position, results of operations, equity, or cash flows as of the adoption date or for the three and six months ended June 30, 2018.

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

NOTE 4 - SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at June 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2018
States and political subdivisions	$18,253	$103	$(214)	$18,142
U.S. Government agencies and sponsored entities	5,000	-	(72)	4,928
Mortgage-backed securities: residential	28,079	-	(654)	27,425
Collateralized mortgage obligations	6,618	-	(168)	6,450
SBA loan pools	10,456	-	(314)	10,142
Total securities	$68,406	$103	$(1,422)	$67,087

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
States and political subdivisions	$19,082	$190	$(108)	$19,164
U.S. Government agencies and sponsored entities	3,500	-	(50)	3,450
Mortgage-backed securities: residential	27,449	44	(226)	27,267
Collateralized mortgage obligations	5,048	-	(93)	4,955
SBA loan pools	9,379	-	(85)	9,294
Total securities	$64,458	$234	$(562)	$64,130

There were no sales of securities for the three and six months ended June 30, 2018 and 2017.

The amortized cost and fair value of the securities portfolio at June 30, 2018 are shown in the following table by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	June 30,
	2018
	Amortized	Fair
	Cost	Value

Within one year	$1,297	$1,299
One to five years	9,204	9,139
Five to ten years	9,179	9,154
Beyond ten years	3,573	3,478
Mortgage-backed securities and collateralized mortgage obligations	34,697	33,875
SBA loan pools	10,456	10,142
Total	$68,406	$67,087

The following table summarizes the securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2018
States and political subdivisions	$6,042	$(144)	$1,005	$(70)	$7,047	$(214)
U.S. Government agencies and sponsored entities	997	(2)	3,430	(70)	4,427	(72)
Mortgage-backed securities: residential	23,508	(512)	3,917	(142)	27,425	(654)
Collateralized mortgage obligations	2,980	(63)	2,470	(105)	5,450	(168)
SBA loan Pools	6,791	(179)	3,351	(135)	10,142	(314)
Total available-for-sale securities	$40,318	$(900)	$14,173	$(522)	$54,491	$(1,422)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
States and political subdivisions	$5,080	$(56)	$1,024	$(52)	$6,104	$(108)
U.S. Government agencies and sponsored entities	992	(8)	2,458	(42)	3,450	(50)
Mortgage-backed securities: residential	19,256	(181)	2,394	(45)	21,650	(226)
Collateralized mortgage obligations	1,954	(15)	3,001	(78)	4,955	(93)
SBA loan Pools	6,565	(66)	1,343	(19)	7,908	(85)
Total available-for-sale securities	$33,847	$(326)	$10,220	$(236)	$44,067	$(562)

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

NOTE 5 – LOANS

Loans at June 30, 2018 and December 31, 2017 were as follows (in thousands):

	June 30,	December 31,
	2018	2017
Real estate:
One to four family	$162,827	$170,754
Multi-family	8,184	6,505
Commercial real estate	80,649	84,312
Construction and land	9,442	10,004
	261,102	271,575

Commercial and industrial	36,504	33,664

Consumer
Home equity loans and lines of credit	10,278	10,707
Motor vehicle	10,924	10,368
Other	7,394	7,420
	28,596	28,495

Total	326,202	333,734
Less: Net deferred loan fees	502	499
Allowance for loan losses	4,562	4,681
	$321,138	$328,554

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of June 30, 2018 and December 31, 2017. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

June 30, 2018

	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total

Real estate	$809	$-	$2,132	$2,941	$8,197	$1,098	$251,807	$261,102
Commercial and industrial	990	-	421	1,411	4,828	-	31,676	36,504
Consumer	4	-	206	210	55	-	28,541	28,596
Total	$1,803	$-	$2,759	$4,562	$13,080	$1,098	$312,024	$326,202

December 31, 2017

	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total
Real estate	$624	$-	$2,232	$2,856	$5,523	$1,305	$264,747	$271,575
Commercial and industrial	1,290	-	275	1,565	2,612	-	31,052	33,664
Consumer	5	-	255	260	60	-	28,435	28,495
Total	$1,919	$-	$2,762	$4,681	$8,195	$1,305	$324,234	$333,734

The following table presents information related to impaired loans by class of loans as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018			December 31, 2017
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Real Estate:
One to four family	$1,024	$979	$-	$699	$655	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	2,567	2,427	-	2,593	2,452	-
Construction and land	173	173	-	179	179	-
Commercial and industrial	3,375	2,608	-	136	136	-
Consumer:
Home equity and lines of credit	26	26	-	31	31	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$7,165	$6,213	$-	$3,638	$3,453	$-

With a related allowance recorded:
Real Estate:
One to four family	$3,253	$3,253	$555	$1,091	$988	$367
Multi-family	-	-	-	-	-	-
Commercial real estate	1,365	1,365	254	1,249	1,249	257
Construction and land	-	-	-	-	-	-
Commercial and industrial	2,220	2,220	990	2,476	2,476	1,290
Consumer:
Home equity and lines of credit	29	29	4	29	29	5
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	6,867	6,867	1,803	4,845	4,742	1,919
Total	$14,032	$13,080	$1,803	$8,483	$8,195	$1,919

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality. For purposes of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following tables present the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Real Estate:
One to four family	$4,034	$31	$31	$2,101	$1	$1
Multi-family	-	-	-	-	-	-
Commercial real estate	3,740	29	29	3,352	29	29
Construction and land	175	2	2	153	2	2
Commercial and industrial	4,843	15	15	124	-	-
Consumer:
Home equity and lines of credit	56	-	-	34	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$12,848	$77	$77	$5,764	$32	$32

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Real Estate:
One to four family	$3,237	$71	$62	$1,498	$15	$15
Multi-family	-	-	-	-	-	-
Commercial real estate	3,727	61	54	2,868	70	65
Construction and land	176	4	4	107	4	3
Commercial and industrial	4,099	15	15	229	-	-
Consumer:
Home equity and lines of credit	57	-	-	31	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$11,296	$151	$135	$4,733	$89	$83

The following tables set forth an analysis of our allowance for loan losses for the three and six months ended June 30, 2018 and 2017 (in thousands):

Three months ended		Commercial
June 30, 2018	Real Estate	and Industrial	Consumer	Total

Allowance for loan losses:
Beginning balance	$3,116	$1,587	$239	$4,942
Provision for loan losses	128	565	(24)	669
Loans charged-off	(312)	(767)	(20)	(1,099)
Recoveries	9	26	15	50
Total ending allowance balance	$2,941	$1,411	$210	$4,562

Three months ended		Commercial
June 30, 2017	Real Estate	and Industrial	Consumer	Total

Allowance for loan losses:
Beginning balance	$2,035	$231	$197	$2,463
Provision for loan losses	302	(9)	53	346
Loans charged-off	(95)	(2)	(55)	(152)
Recoveries	2	13	15	30
Total ending allowance balance	$2,244	$233	$210	$2,687

Six months ended		Commercial
June 30, 2018	Real Estate	and Industrial	Consumer	Total

Allowance for loan losses:
Beginning balance	$2,856	$1,565	$260	$4,681
Provision for loan losses	635	579	(48)	1,166
Loans charged-off	(564)	(767)	(52)	(1,383)
Recoveries	14	34	50	98
Total ending allowance balance	$2,941	$1,411	$210	$4,562

Six months ended		Commercial
June 30, 2017	Real Estate	and Industrial	Consumer	Total

Allowance for loan losses:
Beginning balance	$1,946	$218	$185	$2,349
Provision for loan losses	586	11	102	699
Loans charged-off	(293)	(23)	(110)	(426)
Recoveries	5	27	33	65
Total ending allowance balance	$2,244	$233	$210	$2,687

Nonaccrual loans, and loans past due 90 days still on accrual status, consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual status, by class of loans, as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$2,177	$-	$2,911	$-
Multi-family	-	-	-	-
Commercial real estate	1,597	-	1,677	-
Construction and land	31	-	34	-
Commercial and industrial	3,829	-	1,638	-
Consumer:
Home equity loans and lines of credit	55	-	66	-
Motor vehicle	24	-	26	-
Other	3	-	6	-
Total	$7,716	$-	$6,358	$-

The following tables present the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017 by class of loans. Non-accrual loans of $7.7 million as of June 30, 2018 and $6.3 million at December 31, 2017 are included in the tables below and have been categorized based on their payment status (in thousands):

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
June 30, 2018
Real estate:
One to four family	$536	$98	$772	$1,406	$566	$160,855	$162,827
Multi-family	-	-	-	-	-	8,184	8,184
Commercial real estate	-	-	1,481	1,481	532	78,636	80,649
Construction and land	-	-	-	-	-	9,442	9,442
Commercial and industrial	18	481	3,825	4,324	-	32,180	36,504
Consumer:
Home equity loans and lines of credit	-	12	29	41	-	10,237	10,278
Motor vehicle	35	3	21	59	-	10,865	10,924
Other	22	-	-	22	-	7,372	7,394
Total	$611	$594	$6,128	$7,333	$1,098	$317,771	$326,202

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2017
Real estate:
One to four family	$1,615	$628	$1,199	$3,442	$590	$166,722	$170,754
Multi-family	-	-	-	-	-	6,505	6,505
Commercial real estate	249	315	1,367	1,931	715	81,666	84,312
Construction and land	-	-	-	-	-	10,004	10,004
Commercial and industrial	1,133	4	1,631	2,768	-	30,896	33,664
Consumer:
Home equity loans and lines of credit	-	-	60	60	-	10,647	10,707
Motor vehicle	40	-	21	61	-	10,307	10,368
Other	3	6	-	9	-	7,411	7,420
Total	$3,040	$953	$4,278	$8,271	$1,305	$324,158	$333,734

Troubled Debt Restructurings (“TDRs”)

As of June 30, 2018, the Company had a recorded investment in seven TDRs which totaled $4.2 million. There were five TDRs which totaled $3.2 million at December 31, 2017. A less than market rate and extended term was granted as concessions for TDRs. No additional charge-off has been made for the loan relationships. No additional commitments to lend have been made to the borrower. The Company has allocated $153,000 of specific allowance for the loan relationships at June 30, 2018 and December 31, 2017.

June 30, 2018	TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$26	$16	$42
Multi-family	-	-	-
Commercial real estate	914	2,195	3,109
Construction and land	-	-	-
Commercial and industrial	-	999	999
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$940	$3,210	$4,150

December 31, 2017	TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$30	$16	$46
Multi-family	-	-	-
Commercial real estate	933	2,195	3,128
Construction and land	-	-	-
Commercial and industrial	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$963	$2,211	$3,174

There were no TDRs considered to be in default within twelve months of modification as of June 30, 2018. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following table presents TDRs that occurred during the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three months ended June 30, 2018			Three months ended June 30, 2017
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
One to four family	-	$-	$-	1	$34	$34
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	1	117	117
Construction and land	-	-	-	-	-	-
Commercial and industrial	1	756	756	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	1	$756	$756	2	$151	$151

	Six months ended June 30, 2018			Six months ended June 30, 2017
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
One to four family	-	$-	$-	2	$148	$148
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	1	117	117
Construction and land	-	-	-	-	-	-
Commercial and industrial	2	1,002	1,002	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	2	$1,002	$1,002	3	$265	$265

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
June 30, 2018	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$154,193	$1,740	$6,894	$-	$-	$162,827
Multi-family	8,184	-	-	-	-	8,184
Commercial real estate	68,476	5,558	6,615	-	-	80,649
Construction and land	9,141	128	173	-	-	9,442
Commercial and industrial	27,973	1,360	5,242	1,929	-	36,504
Home equity loans and lines of credit	10,129	-	149	-	-	10,278
Motor vehicle	10,877	8	39	-	-	10,924
Other	7,391	-	3	-	-	7,394
Total	$296,364	$8,794	$19,115	$1,929	$-	$326,202

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$163,709	$1,673	$5,372	$-	$-	$170,754
Multi-family	6,505	-	-	-	-	6,505
Commercial real estate	76,226	2,957	5,129	-	-	84,312
Construction and land	9,825	-	179	-	-	10,004
Commercial and industrial	25,891	2,602	5,171	-	-	33,664
Home equity loans and lines of credit	10,549	0	158	-	-	10,707
Motor vehicle	10,291	9	68	-	-	10,368
Other	7,413	-	7	-	-	7,420
Total	$310,409	$7,241	$16,084	$-	$-	$333,734

There were $910,000 and $1.1 million purchased credit impaired (“PCI”) loans included in substandard loans at June 30, 2018 and December 31, 2017, respectively.

The Company holds purchased loans without evidence of credit quality deterioration. In addition, the Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable that all contractually required payments would not be collected. A summary of non-impaired purchased loans and credit-impaired purchased loans with the carrying amount of those loans is as follows at June 30, 2018 and December 31, 2017 (in thousands):

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of June 30, 2018	Loans	Loans
Real estate:
One to four family	$23,923	$566
Multi-family	1,408	-
Commercial real estate	13,693	532
Construction and land	410	-
Commercial and industrial	727	-
Consumer loans:
Home equity loans and lines of credit	934	-
Motor vehicle	19	-
Other	467	-
Total loans	$41,581	$1,098

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of December 31, 2017	Loans	Loans
Real estate:
One to four family	$25,437	$590
Multi-family	1,829	-
Commercial real estate	15,157	715
Construction and land	510	-
Commercial and industrial	1,359	-
Consumer loans:
Home equity loans and lines of credit	959	-
Motor vehicle	43	-
Other	521	-
Total loans	$45,815	$1,305

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three and six months ended June 30, 2018 and 2017.

The following table presents the composition of the acquired loans at June 30, 2018 and December 31, 2017:

As of June 30, 2018
	Contractual	Remaining	Carrying
(in thousands)	Amount	Discount	Amount
Real estate:
One to four family	$24,739	$(250)	$24,489
Multi-family	1,409	(1)	1,408
Commercial real estate	14,314	(89)	14,225
Construction and land	410	-	410
Commercial and industrial	728	(1)	727
Consumer loans:
Home equity loans and lines of credit	935	(1)	934
Motor vehicle	20	(1)	19
Other	467	-	467
Total loans	$43,022	$(343)	$42,679

As of December 31, 2017
	Contractual	Remaining	Carrying
(in thousands)	Amount	Discount	Amount
Real estate:
One to four family	$26,335	$(308)	$26,027
Multi-family	1,832	(3)	1,829
Commercial real estate	16,050	(178)	15,872
Construction and land	511	(1)	510
Commercial and industrial	1,360	(1)	1,359
Consumer loans:
Home equity loans and lines of credit	962	(3)	959
Motor vehicle	44	(1)	43
Other	522	(1)	521
Total loans	$47,616	$(496)	$47,120

The following tables presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of June 30, 2018 and December 31, 2017.

(in thousands)	June 30, 2018	December 31, 2017

Carrying amount	$1,098	$1,305
Non-accretable difference	171	214
Accretable yield	72	100
Contractually-required principal and interest payments	$1,341	$1,619

The Company adjusted interest income to recognize $6,000, $11,000 $12,000 and $24,000 of accretable yield on credit-impaired purchased loans for the three and six months ended June 30, 2018 and 2017, respectively.

Accretable yield, or income expected to be collected, is as follows for the three months ended June 30, 2018 and 2017 (in thousands):

	2018	2017

Balance at January 1	$100	$146
New Loans Purchased	-	-
Accretion of income	(11)	(24)
Reclassifications from nonaccretable difference	-	-
Disposals	(17)	-
Balance at June 30	$72	$122

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the FHLB at June 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Maturities July 2018 through January 2029, fixed rate at rates from 2.16% to 4.27%, weighted average rate of 2.41% at June 30, 2018 and 1.97% at December 31, 2017	$6,579	$7,419

Payments contractually required over the next five years are as follows as of June 30, 2018 (in thousands):

remainder for year ending 2018	$5,637
2019	429
2020	72
2021	71
2022	71
Thereafter	299
Total	$6,579

There were no other borrowings at June 30, 2018 and December 31, 2017. On June 16, 2016, Poage Bankshares, Inc. executed a $2.0 million commercial line of credit secured with Town Square Bank common stock, with an unaffiliated lender. The initial variable rate on the line of credit was 4.0% with an interest rate equal to the Wall Street Prime plus 0.50%. The line of credit matured June 16, 2018 and was not renewed.

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

Assets and liabilities measured at fair value on a recurring basis, at June 30, 2018 and December 31, 2017, are as follows (in thousands):

	Fair Value Measurements at
	June 30, 2018 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$18,142	$-	$18,142	$-
U.S. Government agencies and sponsored entities	4,928	-	4,928	-
Mortgage backed securities: residential	27,425	-	27,425	-
Collateralized mortgage obligations	6,450	-	6,450	-
SBA loan pools	10,142	-	10,142	-
Total securities	$67,087	$-	$67,087	$-

	Fair Value Measurements at
	December 31, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$19,164	$-	$19,164	$-
U.S. Government agencies and sponsored entities	3,450	-	3,450	-
Mortgage backed securities: residential	27,267	-	27,267	-
Collateralized mortgage obligations	4,955	-	4,955	-
SBA loan pools	9,294	-	9,294	-
Total securities	$64,130	$-	$64,130	$-

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2018.

Assets measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017 are summarized below (in thousands):

	Fair Value Measurements at
	June 30, 2018 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans
Residential real estate, net	$2,723	$-	$-	$2,723
Commercial real estate, net	1,195	-	-	1,195
Commercial and industrial, net	1,718	-	-	1,718
Consumer loan HELOC, net	25	-	-	25

Other real estate owned
Residential real estate, net	$65	$-	$-	$65

	Fair Value Measurements at
	December 31, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Residential real estate, net	$621	$-	$-	$621
Commercial real estate, net	992	-	-	992
Commercial and industrial, net	1,186	-	-	1,186
Consumer loan HELOC, net	24	-	-	24

Other real estate owned
Residential real estate, net	$610	$-	$-	$610

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

At June 30, 2018, impaired loans recorded at fair value had a net carrying amount of $5.7 million equal to the outstanding balance of $7.5 million, net of a valuation allowance of $1.8 million. At December 31, 2017, impaired loans recorded at fair value had a net carrying amount of $2.8 million equal to the outstanding balance of $4.7 million, net of a valuation allowance of $1.9 million. There were charge-offs of $767,000, $767,000, $13,000 and $13,000 for the three and six months ended June 30, 2018 and 2017, respectively. The change in specific reserve on impaired loans resulted in an increase to the provision for loan losses of $431,000 and $1.3 million for the three and six months ended June 30, 2018. The change in specific reserve on impaired loans resulted in an increase of $255,000 and $524,000 for the three and six months ended June 30, 2017.

At June 30, 2018, OREO recorded at fair value had a net carrying amount of $65,000 equal to the outstanding balance of $126,000, net of a valuation allowance of $61,000. There were no write-downs for the three months ended June 30, 2018 and $3,000 in write-downs for the six months ended June 30, 2018. There were $48,000 in write-downs for the three months ended June 30, 2017 and $58,000 in write-downs for the six months ended June 30, 2017. At December 31, 2017, other real estate owned recorded at fair value had a net carrying amount of $610,000, equal to the outstanding balance of $1.03 million, net of a valuation allowance of $420,000.

The carrying amounts and estimated fair values of financial instruments at June 30, 2018 and December 31, 2017 are as follows (in thousands):

	Carrying	Fair Value Measurements
June 30, 2018	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$26,401	$26,401	$-	$-	$26,401
Interest bearing deposits	3,735	-	3,735	-	3,735
Securities	67,087	-	67,087	-	67,087
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	258	-	258	-	258
Loans, net	321,138	-	-	321,521	321,521
Accrued interest receivable	1,288	-	359	929	1,288

Financial liabilities
Deposits	$372,065	$216,175	$155,152	$-	$371,327
Federal Home Loan Bank advances	6,579	4,999	1,570	-	6,569
Subordinated debenture	2,922	-	2,905	-	2,905
Accrued interest payable	28	-	28	-	28

	Carrying	Fair Value Measurements
December 31, 2017	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$20,499	$20,499	$-	$-	$20,499
Interest bearing deposits	2,988	-	2,988	-	2,988
Securities	64,130	-	64,130	-	64,130
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	256	-	256	-	256
Loans, net	328,554	-	-	328,236	328,236
Accrued interest receivable	1,413	-	333	1,080	1,413

Financial liabilities
Deposits	$370,050	$212,625	$154,859	$-	$367,484
Federal Home Loan Bank advances	7,419	4,999	2,404	-	7,403
Subordinated debenture	2,890	-	2,873	-	2,873
Accrued interest payable	24	-	24	-	24

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

The fair value of loans held for sale is based upon estimated values received from independent third-party purchasers. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans resulting in a Level 2 classification.

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

NOTE 8 - ESOP

Employees participate in an Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed from the Company to purchase 269,790 shares of the Company’s common stock at $10 per share in the Company’s initial public offering. The Company makes discretionary contributions to the ESOP, and pays dividends on unallocated shares to the ESOP, and the ESOP uses funds it receives to repay the loan. When loan payments are made, ESOP shares are allocated to participants based on relative compensation and expense is recorded. Dividends on allocated shares increase participant accounts. Participants receive the shares at the end of employment.

There were no contributions to the ESOP for the three and six months ended June 30, 2018 and 2017.

Shares held by the ESOP at June 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	June 30,	December 31,
	2018	2017
Allocated to participants	64,148	64,148
Committed to be released	20,281	13,538
Unearned	178,677	185,420
Total ESOP shares	263,106	263,106

Fair value of unearned shares	$3,513	$3,894

NOTE 9 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three and six months ended June 30, 2018 and 2017, were as follows (dollar amounts in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic
Net income	$704	$367	$933	$830
Less: Earnings allocated to participating securities	1	2	2	5
Net income available to common shareholders	$703	$365	931	825

Weighted average common shares outstanding	3,497,930	3,663,708	3,503,872	3,680,448
Less: Average unallocated ESOP shares	180,881	194,409	182,558	196,091
Average participating shares	2,622	17,848	8,887	24,125
Average shares	3,314,427	3,451,451	3,312,427	3,460,232

Basic earnings per common share	$0.21	$0.11	$0.28	$0.24

Diluted
Net income available to common shareholders	$703	$365	$931	$825

Weighted average common shares outstanding for basic earnings per common share	3,314,427	3,451,451	3,312,427	3,460,232
Add: Dilutive effects of assumed exercises of stock options	31,850	29,740	31,850	30,321
Average shares and dilutive potential common shares	3,346,277	3,481,191	3,344,277	3,490,553

Diluted earnings per common share	$0.21	$0.11	$0.28	$0.24

There were no stock options considered antidilutive for the three and six months ended June 30, 2018 and 2017.

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

The following table summarizes stock option activity for the six months ended June 30, 2018:

		Weighted Average
	Options	Exercise Price

Outstanding -December 31, 2017	141,850	$14.99
Granted	-	-
Exercised and settled	-	-
Forfeited	-	-
Outstanding -June 30, 2018	141,850	$14.99

Fully vested and exercisable at June 30, 2018	134,850	$14.90
Fully vested and exercisable at December 31, 2017	99,600	$14.90
Expected to vest in future periods	7,000

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. At June 30, 2018, 141,850 options were outstanding, and 134,850 options were fully vested and exercisable with intrinsic value of $662,000 and $630,000, respectively. At December 31, 2017, 141,850 options were outstanding, and 99,600 options were fully vested and exercisable with intrinsic value of $853,000 and $599,000, respectively.

During the six months ended June 30, 2018, 35,250 options vested. Stock-based compensation expense for stock options included in salaries and benefits for the three and six months ended June 30, 2018 and 2017 was $11,000, $29,000, $18,000 and $36,000, respectively. Total unrecognized compensation cost related to non-vested stock options was $10,000 at June 30, 2018 and is expected to be recognized over a period of 1.8 years.

The following table summarizes non-vested restricted stock activity for the six months ended June 30, 2018:

Balance -December 31, 2017	15,222
Granted	-
Forfeited	-
Vested	(15,088)
Balance -June 30, 2018	134

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three and six months ended June 30, 2018 and 2017 was $11,000, $69,000, $57,000 and $115,000, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $1,000 at June 30, 2018 and is expected to be recognized over a weighted-average period of 5 months.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table is changes in Accumulated Other Comprehensive Income by component, net of tax, for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities
	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning balance	$(919)	$132	$(260)	$(153)

Other comprehensive income (loss), net of tax before reclassification	(123)	184	(782)	469

Amounts reclassified from accumulated other comprehensive income for loss on call of securities, net of tax expense of $0, $0, $0 and $0 respectively	-	-	-	-

Net current period other comprehensive income (loss)	(123)	184	(782)	469

Ending Balance	$(1,042)	$316	$(1,042)	$316

NOTE 12 – SUBSEQUENT EVENT

On July 11, 2018, City Holding Company (“City”) and Poage entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which City will acquire Poage.

Under the terms of the Merger Agreement, each outstanding share of Poage common stock will be converted into the right to receive 0.335 shares of City common stock. In addition, each outstanding option to acquire shares of Poage common stock will convert into the right to receive a cash payment equal to the product of (i) the number of shares of Poage common stock subject to the stock option and (ii) the amount by which the per-share merger consideration exceeds the exercise price.

City and City National will increase the size of their respective Board of Directors by one member and will appoint Thomas L. Burnette, current Chairman of the Poage Board of Directors, to the Board of Directors of each of City and City National.

Following the acquisition of Poage by City, Town Square Bank, the wholly-owned subsidiary of Poage (“Town Square”), will merge with and into, City National Bank of West Virginia (“City National”), the wholly-owned subsidiary of City, with City National being the surviving institution.

The Merger Agreement contains customary representations and warranties from Poage and City, and each party has agreed to customary covenants, including, among others, covenants relating to (1) the conduct of Poage’s businesses during the interim period between the execution of the Merger Agreement and the closing of the merger, (2) Poage’s obligations to facilitate its shareholders’ consideration of, and voting upon, the merger, (3) the recommendation by the Board of Directors of Poage in favor of approval of the merger by its shareholders, and (4) Poage’s non-solicitation obligations relating to alternative business combination transactions.

The merger was unanimously approved by the Board of Directors of each of City and Poage and is expected to close in the fourth quarter of 2018.

Consummation of the merger is subject to certain customary conditions, including, among others, approval of the merger by Poage’s shareholders, the receipt of all required regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement and the absence of any injunctions or other legal restraints.

The Merger Agreement provides certain termination rights for both City and Poage and further provides that, upon termination of the Merger Agreement under certain circumstances, Poage is obligated to pay City a termination fee of $4.0 million.

In connection with the execution of the Merger Agreement, all Poage directors entered into a voting agreement with City and Poage pursuant to which such individuals, in their capacities as shareholders, have agreed, among other things, to vote their respective shares of Poage common stock in favor of the approval of the merger.

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

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

>	our ability to manage our operations under the current adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;

>	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

>	significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;

>	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

>	our ability to successfully enhance and maintain internal controls;

>	competition among depository and other financial institutions;

>	our success in increasing our commercial business and commercial real estate loans;

>	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending;

>	our success in introducing new financial products;

>	our ability to attract and maintain deposits;

>	decreases in our asset quality;

>	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

>	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

>	changes in consumer spending, borrowing and savings habits;

>	declines in the yield on our assets resulting from the current interest rate environment;

>	increases in the cost of funds resulting from the general economic conditions;

>	risks related to a high concentration of loans secured by real estate located in our market area;

>	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

>	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

>	changes in the level of government support of housing finance;

>	our ability to enter new markets successfully and capitalize on growth opportunities

>	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

>	changes in our organization, compensation and benefit plans and our ability to retain key members of our senior management team;

>	loan delinquencies and changes in the underlying cash flows of our borrowers;

>	the failure or security breaches of computer systems on which we depend;

>	the ability of key third-party providers to perform their obligations to us;

>	changes in the financial condition or future prospects of issuers of securities that we own;

>	actual results of the pending merger with City Holding Company could vary materially as a result of a number of factors, including, without limitations, the possibility that various closing conditions may not be satisfied or waived and the merger agreement could be terminated under certain circumstances;

>	potential impact of the pending merger on relationships with third parties, including customers, employees and competitors; and

>	delays in closing the pending merger, or failure to close the merger.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total assets at June 30, 2018 increased $1.0 million, or 0.2%, to $447.9 million from $446.9 million at December 31, 2017. The increase was attributed to an increase of $2.0 million in deposits, offset by a decrease of $840,000 in FHLB advances.

Cash and Cash equivalents increased by $5.9 million, or 28.8%, to $26.4 million at June 30, 2018 from $20.5 million at December 31, 2017. The increase in cash was primarily attributable to an increase in deposits combined with a decrease in loans outstanding, offset by cash used to purchase securities available for sale.

Interest-bearing deposits in other financial institutions increased $747,000, or 25.0%, to $3.7 million at June 30, 2018 from $3.0 million at December 31, 2017 due to the purchase of two certificate of deposits.

Securities available for sale increased by $3.0 million, or 4.6%, to $67.1 million at June 30, 2018 from $64.1 million at December 31, 2017. This increase is primarily due to $8.6 million in purchases, offset by a decrease of $1.0 million in fair value on securities available for sale and by maturities, calls and principal payments of $4.6 million.

Loans held for sale increased $2,000, or 0.8%, to $258,000 at June 30, 2018 from $256,000 at December 31, 2017 due to a slight increase in secondary market mortgage lending activity.

Loans, net, decreased $7.5 million, or 2.3%, to $321.1 million at June 30, 2018 from $328.6 million at December 31, 2017. The decrease was primarily attributable to a decrease in one to four family loans, construction and land loans, and commercial real estate loans, offset by an increase in multi-family loans. Non-performing loans increased $1.3 million, or 21.4%, to $7.7 million at June 30, 2018 from $6.4 million at December 31, 2017.

Deposits increased $2.0 million or 0.5%, to $372.1 million at June 30, 2018 from $370.1 million at December 31, 2017. The increase was attributable to an increase of $3.4 million in non-interest bearing demand deposits and an increase of $5.7 million in savings accounts, offset by a decrease of $3.0 million in NOW accounts, a decrease of $2.6 million money market accounts and a decrease of $1.5 million in certificates of deposits.

Federal Home Loan Bank advances decreased $840,000, or 11.3%, to $6.6 million at June 30, 2018 from $7.4 million at December 31, 2017 attributable to $5.8 million in maturities and principal payments, offset by $5.0 million in advances.

Subordinated debenture increased by $32,000, or 1.1%, and remained unchanged at $2.9 million at June 30, 2018 and December 31, 2017 due to the amortization of the fair value related to the subordinated debenture assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of 4,124 trust preferred securities with a liquidation amount of $1,000 per security. The subordinated debt of $2.9 million is shown as a liability because the Company is not considered the primary beneficiary of the Trust. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 4.17% at June 30, 2018.

Total shareholders’ equity decreased by $368,000, or 0.6%, to $61.3 million at June 30, 2018 from $61.7 million at December 31, 2017. The decrease resulted from the repurchase of common stock totaling $326,000, the payment of cash dividends totaling $421,000 and a decrease in accumulated other comprehensive income of $782,000, offset by net income of $933,000 and the expense related to the stock based compensation plans of $228,000.

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

	For the Three Months Ended June 30,
	2018			2017
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
Assets:
Interest earning assets:
Loans	$330,831	$4,104	4.98%	$339,489	$4,262	5.04%
Investment securities	66,639	395	2.38%	61,433	363	2.37%
Restricted Stock	3,276	43	5.26%	3,276	36	4.41%
Other interest earning assets	24,752	96	1.56%	27,618	63	0.91%
Total interest earning assets	425,498	4,638	4.37%	431,816	4,724	4.39%

Non-interest earning assets	23,224			25,121
Total assets	448,722			456,937

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	162,407	131	0.32%	152,961	104	0.27%
Certificates of deposit	156,658	556	1.42%	167,549	493	1.18%
Total interest bearing deposits	319,065	687	0.86%	320,510	597	0.75%

FHLB advances	6,730	41	2.44%	8,402	36	1.72%
Subordinated debenture	2,913	58	7.99%	2,848	47	6.62%
Other borrowings	-	-	-	181	2	4.43%
Total borrowings	9,643	99	4.12%	11,431	85	2.98%

Total interest bearing liabilities	328,708	786	0.96%	331,941	682	0.82%

Non-interest bearing liabilities:
Non-interest bearing deposits	54,113			52,506
Accrued interest payable	104			132
Other liabilities	4,681			3,361
Total non-interest bearing liabilities	58,898			55,999
Total liabilities	387,606			387,940

Total equity	61,116			68,997
Total liabilities and equity	448,722			456,937

Net interest income		3,852			4,042
Interest rate spread			3.41%			3.57%
Net interest margin			3.63%			3.75%
Average interest-earning assets to average interest-bearing liabilities			129.45%			130.09%

	For the Six Months Ended June 30,
	2018			2017
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
Assets:
Interest earning assets:
Loans	$331,198	$8,243	5.02%	$340,965	$8,580	5.07%
Investment securities	65,998	766	2.34%	60,197	703	2.36%
Restricted Stock	3,276	87	5.36%	3,276	70	4.31%
Other interest earning assets	23,915	168	1.42%	28,258	119	0.85%
Total interest earning assets	424,387	9,264	4.40%	432,696	9,472	4.41%

Non-interest earning assets	23,667			25,441
Total assets	448,054			458,137

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	161,370	254	0.32%	149,941	194	0.26%
Certificates of deposit	157,002	1,084	1.39%	171,977	985	1.15%
Total interest bearing deposits	318,372	1,338	0.85%	321,918	1,179	0.74%

FHLB advances	6,918	76	2.22%	8,667	75	1.75%
Subordinated debenture	2,904	110	7.64%	2,841	92	6.53%
Other borrowings	-	-	-	91	2	4.43%
Total borrowings	9,822	186	3.82%	11,599	169	2.94%

Total interest bearing liabilities	328,194	1,524	0.94%	333,517	1,348	0.82%

Non-interest bearing liabilities:
Non-interest bearing deposits	53,668			52,313
Accrued interest payable	104			131
Other liabilities	4,673			3,129
Total non-interest bearing liabilities	58,445			55,573
Total liabilities	386,639			389,090

Total equity	61,415			69,047
Total liabilities and equity	448,054			458,137

Net interest income		7,740			8,124
Interest rate spread			3.46%			3.59%
Net interest margin			3.68%			3.79%
Average interest-earning assets to average interest-bearing liabilities			129.31%			129.74%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At June 30, 2018, we had $6.6 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $76.7 million.

Poage Bankshares, Inc. is a separate legal entity from Town Square Bank and must provide its own liquidity to pay dividends, repurchase stock and to fund other general corporate activities. Poage Bankshares, Inc.’s primary source of liquidity is dividend payments from Town Square Bank. The ability of Town Square Bank to pay dividends is subject to regulatory requirements. At June 30, 2018, Poage Bankshares, Inc. (on an unconsolidated basis) had liquid assets of $3.2 million.

On June 16, 2016, Poage Bankshares, Inc. executed a $2.0 million commercial line of credit secured with Town Square Bank common stock, with an unaffiliated lender. The line of credit matured June 16, 2018 and was not renewed. The variable interest rate on the line of credit was 5.00% with an interest rate equal to the Wall Street Prime plus 0.50% adjusting monthly.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company. At June 30, 2018, the actual capital conservation buffer for Town Square Bank was 10.24% compared to the capital conservation buffer requirement of 1.875%.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

Management believes that as of June 30, 2018, the Bank met all capital adequacy requirements to which it was subject at that date.

The following table reflects the Bank’s current regulatory capital levels in more detail, including comparisons to the regulatory minimums at June 30, 2018 and December 31, 2017 (dollars in thousands).

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of June 30, 2018	Amount	Percent	Amount	Percent	Amount	Percent
Total Risk-Based Capital
(to Risk-weighted Assets)	$59,370	18.24%	$26,044	8.00%	$32,555	10.00%
Tier I Capital
(to Risk-weighted Assets)	55,293	16.98	19,533	6.00	26,044	8.00
Common Equity
(to Risk-weighted Assets)	55,293	16.98	14,650	4.50	21,161	6.50
Tier I Capital
(to Adjusted Total Assets)	55,293	12.39	17,853	4.00	22,316	5.00

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of December 31, 2017	Amount	Percent	Amount	Percent	Amount	Percent
Total Risk-Based Capital
(to Risk-weighted Assets)	$57,678	19.10%	$24,159	8.00%	$30,198	10.00%
Tier I Capital
(to Risk-weighted Assets)	53,891	17.85	18,119	6.00	24,159	8.00
Common Equity
(to Risk-weighted Assets)	53,891	17.85	13,589	4.50	19,629	6.50
Tier I Capital
(to Adjusted Total Assets)	53,891	11.80	18,272	4.00	22,840	5.00

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

Comparison of Operating Results for the Three and Six Months Ended June 30, 2018 and June 30, 2017

General. Net income for the three months ended June 30, 2018 increased $337,000, or 91.8%, to $704,000 from net income of $367,000 for the three months ended June 30, 2017. The increase in net income is primarily attributable to the insurance recovery of $850,000 on fictitious loans for the three months ended June 30, 2018 and a decrease of $100,000 in income tax expense to $145,000 for the three months ended June 30, 2018 compared to a tax expense of $245,000 for the three months ended June 30, 2017. The reduction in tax expense is primarily attributable to the tax rate change enacted with the 2017 Tax Cuts & Job Act. The increase in income is offset by a decrease in net interest income of $190,000 to $3.9 million for the three months ended June 30, 2018 from $4.0 million for the three months ended June 30, 2017, an increase in the provision for loan losses of $323,000 to $669,000 for the three months ended June 30, 2018 from $346,000 for the three months ended June 30, 2017 and an increase in non-interest expense of $68,000 to $3.9 million for the three months ended June 30, 2018 from $3.8 million for the three months ended June 30, 2017. Additionally, non-interest income, excluding the recovery on fictitious loans, decreased $32,000 to $686,000 for the three months ended June 30, 2018 from $718,000 for the three months ended June 30, 2017.

Net income for the six months ended June 30, 2018 increased $103,000, or 12.4%, to a $933,000 from net income of $830,000 for the six months ended June 30, 2017. The increase in net income is primarily attributable to the recovery of $875,000 on fictitious loans for the six months ended June 30, 2018 and a decrease of $211,000 in income tax expense to $178,000 for the three months ended June 30, 2018 compared to a tax expense of $389,000 for the six months ended June 30, 2017. The reduction in tax expense is primarily attributable to the tax rate change enacted with the 2017 Tax Cuts & Job Act. The increase in income is offset by a decrease in net interest income of $384,000 to $7.7 million for the six months ended June 30, 2018 from $8.1 million for the six months ended June 30, 2017, an increase in the provision for loan losses of $467,000 to $1.2 million for the six months ended June 30, 2018 from $699,000 for the six months ended June 30, 2017 and an increase in non-interest expense of $74,000 to $7.7 million for the six months ended June 30, 2018 from $7.6 million for the six months ended June 30, 2017. Additionally, non-interest income, excluding the recovery on fictitious loans, decreased $58,000 to $1.3 million for the six months ended June 30, 2018 from $1.4 million for the six months ended June 30, 2017.

Interest Income. Interest income decreased $86,000, or 1.8%, to $4.6 million for the three months ended June 30, 2018 from $4.7 million for the three months ended June 30, 2017. The average balance of interest-earning assets decreased $6.3 million, or 1.5%, to $425.5 million for the three months ended June 30, 2018 from $431.8 million for the three months ended June 30, 2017.

Interest income on loans decreased $158,000, or 3.7%, to $4.1 million for the three months ended June 30, 2018 from $4.3 million for the three months ended June 30, 2017. The average yields on loans decreased 6 basis points to 4.98% for the three months ended June 30, 2018 compared to 5.04% for the three months ended June 30, 2017. The average balance of loans decreased $8.7 million, or 2.6%, to $330.8 million for the three months ended June 30, 2018 from $339.5 million for the three months ended June 30, 2017. Income recognized from purchase discounts attributable to the Town Square and Commonwealth acquisitions decreased $79,000, or 72.5%, to $30,000 for the three months ended June 30, 2018 from $109,000 for the three months ended June 30, 2017 and contributed to the decrease in the average yields on loans.

Interest income on investment securities increased $32,000, or 8.8%, to $395,000 for the three months ended June 30, 2018 from $363,000 for the three months ended June 30, 2017. The average yield on securities increased 1 basis point to 2.38% for the three months ended June 30, 2018, compared to 2.37% for the three months ended June 30, 2017. The average balance of investment securities increased $5.2 million, or 8.5%, to $66.6 million for the three months ended June 30, 2018 from $61.4 million for the three months ended June 30, 2017.

Interest income on restricted stock increased $7,000, or 19.4%, to $43,000 for the three months ended June 30, 2018 from $36,000 for the three months ended June 30, 2017. The average yield on restricted stock increased 85 basis points to 5.26% for the three months ended June 30, 2018 compared to 4.41% for the three months ended June 30, 2017. The average balance of restricted stock remained constant at $3.3 million for the three months ended June 30, 2018 and 2017. Interest income on other interest-earning assets increased $33,000, or 52.4%, to $96,000 for the three months ended June 30, 2018 from $63,000 for the three months ended June 30, 2017. The average yield on other interest-earning assets increased 65 basis points to 1.56% for the three months ended June 30, 2018 compared to 0.91% for the three months ended June 30, 2017. The average balance of other interest earning assets decreased $2.8 million, or 10.4%, to $24.8 million for the three months ended June 30, 2018 from $27.6 million for the three months ended June 30, 2017.

Interest income decreased $208,000, or 2.2%, to $9.3 million for the six months ended June 30, 2018 from $9.5 million for the six months ended June 30, 2017. The average balance of interest-earning assets decreased $8.3 million, or 1.9%, to $424.4 million for the six months ended June 30, 2018 from $432.7 million for the six months ended June 30, 2017.

Interest income on loans decreased $337,000, or 3.9%, to $8.2 million for the six months ended June 30, 2018 from $8.6 million for the six months ended June 30, 2017. The average yields on loans decreased 5 basis points to 5.02% for the six months ended June 30, 2018 compared to 5.07% for the six months ended June 30, 2017. The average balance of loans decreased $9.8 million, or 2.9%, to $331.2 million for the six months ended June 30, 2018 from $341.0 million for the six months ended June 30, 2017. Income recognized from purchase discounts attributable to the Town Square and Commonwealth acquisitions decreased $120,000, or 54.9%, to $99,000 for the six months ended June 30, 2018 from $219,000 for the six months ended June 30, 2017 and contributed to the decrease in the average yields on loans.

Interest income on investment securities increased $63,000, or 9.0%, to $766,000 for the six months ended June 30, 2018 from $703,000 for the six months ended June 30, 2017. The average yield on securities decreased 2 basis points to 2.34% for the six months ended June 30, 2018, compared to 2.36% for the six months ended June 30, 2017. The average balance of investment securities increased $5.8 million, or 9.6%, to $66.0 million for the six months ended June 30, 2018 from $60.2 million for the six months ended June 30, 2017.

Interest income on restricted stock increased $17,000, or 24.3%, to $87,000 for the six months ended June 30, 2018 from $70,000 for the six months ended June 30, 2017. The average yield on restricted stock increased 105 basis points to 5.36% for the six months ended June 30, 2018 compared to 4.31% for the six months ended June 30, 2017. The average balance of restricted stock remained constant at $3.3 million for the six months ended June 30, 2018 and 2017. Interest income on other interest-earning assets increased $49,000, or 41.2%, to $168,000 for the six months ended June 30, 2018 from $119,000 for the six months ended June 30, 2017. The average yield on other interest-earning assets increased 57 basis points to 1.42% for the six months ended June 30, 2018 compared to 0.85% for the six months ended June 30, 2017. The average balance of other interest earning assets decreased $4.4 million, or 15.4%, to $23.9 million for the six months ended June 30, 2018 from $28.3 million for the six months ended June 30, 2017.

Interest Expense. Interest expense increased $104,000, or 15.2%, to $786,000 for the three months ended June 30, 2018 from $682,000 for the three months ended June 30, 2017. The average balance of interest bearing liabilities decreased $3.2 million, or 1.0%, to $328.7 million for the three months ended June 30, 2018 from $331.9 million for the three months ended June 30, 2017.

Interest expense on interest bearing deposits increased $90,000, or 15.1% to $687,000 for the three months ended June 30, 2018 from $597,000 for the three months ended June 30, 2017. The average balance of interest bearing deposits decreased $1.4 million, or 0.5%, to $319.1 million for the three months ended June 30, 2018 from $320.5 million for the three months ended June 30, 2017. The average interest rate paid on interest bearing deposits increased 11 basis points to 0.86% for the three months ended June 30, 2018 compared to 0.75% for the three months ended June 30, 2017. The decrease in average balance on interest bearing deposits is attributable to a decrease in certificates of deposits, offset by an increase in NOW and money market accounts.

Interest expense on FHLB advances, subordinated debentures and other borrowings increased $14,000, or 16.5%, to $99,000 for the three months ended June 30, 2018 from $85,000 for the three months ended June 30, 2017. The average balance on FHLB advances decreased $1.7 million, or 19.9%, to $6.7 million for the three months ended June 30, 2018 from $8.4 million for the three months ended June 30, 2017. The average interest rate paid on FHLB advances increased 72 basis points to 2.44% from 1.72%. The average balance on subordinated debentures increased $65,000, or 2.3%, to $2.9 million for the three months ended June 30, 2018 from $2.8 million for the three months ended June 30, 2017. The average interest rate paid on subordinated debentures increased 137 basis points to 7.99% for the three months ended June 30, 2018 from 6.62% for the three months ended June 30, 2017. The average balance on other borrowings decreased $181,000, or 100.0%, to $0 for the three months ended June 30, 2018 from $181,000 for the three months ended June 30, 2017. The average interest rate paid on other borrowings decreased 443 basis points to 0% for the three months ended June 30, 2018 from 4.43% for the three months ended June 2017.

Interest expense increased $176,000, or 13.1%, to $1.5 million for the six months ended June 30, 2018 from $1.3 million for the six months ended June 30, 2017. The average balance of interest bearing liabilities decreased $5.3 million, or 1.6%, to $328.2 million for the six months ended June 30, 2018 from $333.5 million for the six months ended June 30, 2017.

Interest expense on interest bearing deposits increased $159,000, or 13.5% to $1.3 million for the six months ended June 30, 2018 from $1.2 million for the six months ended June 30, 2017. The average balance of interest bearing deposits decreased $3.5 million, or 1.1%, to $318.4 million for the six months ended June 30, 2018 from $321.9 million for the six months ended June 30, 2017. The average interest rate paid on interest bearing deposits increased 11 basis points to 0.85% for the six months ended June 30, 2018 compared to 0.74% for the six months ended June 30, 2017. The decrease in average balance on interest bearing deposits is primarily attributable to a decrease in certificates of deposits which included $7.9 million in short-term non-brokered deposits acquired in the national market, offset by an increase in NOW and money market accounts.

Interest expense on FHLB advances, subordinated debentures and other borrowings increased $17,000, or 10.1%, to $186,000 for the six months ended June 30, 2018 from $169,000 for the six months ended June 30, 2017. The average balance on FHLB advances decreased $1.8 million, or 20.2%, to $6.9 million for the six months ended June 30, 2018 from $8.7 million for the six months ended June 30, 2017. The average interest rate paid on FHLB advances increased 47 basis points to 2.22% from 1.75%. The average balance on subordinated debentures increased $63,000, or 2.2%, to $2.9 million for the six months ended June 30, 2018 from $2.8 million for the six months ended June 30, 2017. The average interest rate paid on subordinated debentures increased 111 basis points to 7.64% for the six months ended June 30, 2018 from 6.53% for the six months ended June 30, 2017. The average balance on other borrowings decreased $91,000, or 100.0%, to $0 for the six months ended June 30, 2018 from $91,000 for the six months ended June 30, 2017. The average interest rate paid on other borrowings decreased 443 basis points to 0% for the six months ended June 30, 2018 from 4.43% for the six months ended June 2017

Net Interest Income. Net interest income decreased $190,000, or 4.7%, to $3.8 million for the three months ended June 30, 2018 from $4.0 million for the three months ended June 30, 2017. The ratio of average interest earning assets to average interest bearing liabilities decreased to 129.45% for the three months ended June 30, 2018 from 130.09% for the three months ended June 30, 2017. The interest rate spread decreased 16 basis points to 3.41% for the three months ended June 30, 2018 from 3.57% for the three months ended June 30, 2017. Net interest margin decreased 12 basis points to 3.63% for the three months ended June 30, 2018 from 3.75% for the three months ended June 30, 2017.

Net interest income decreased $384,000, or 4.7%, to $7.7 million for the six months ended June 30, 2018 from $8.1 million for the six months ended June 30, 2017. The ratio of average interest earning assets to average interest bearing liabilities decreased to 129.31% for the six months ended June 30, 2018 from 129.74% for the six months ended June 30, 2017. The interest rate spread decreased 13 basis points to 3.46% for the six months ended June 30, 2018 from 3.59% for the six months ended June 30, 2017. Net interest margin decreased 11 basis points to 3.68% for the six months ended June 30, 2018 from 3.79% for the six months ended June 30, 2017.

Provision for Loan Losses. We recorded $669,000 in provision for loan losses for the three months ended June 30, 2018 compared to $346,000 in provision for loan losses for the three months ended June 30, 2017. The increase is primarily attributable to an additional provision of $376,000 to increase an allowance to $895,000 on one commercial relationship classified as substandard, which had an outstanding balance of $974,000 at June 30, 2018.

We recorded $1.2 million in provision for loan losses for the six months ended June 30, 2018 compared to $699,000 in provision for loan losses for the six months ended June 30, 2017. The increase in the provision is primarily attributable to the establishment of an allowance of $478,000 on one residential loan relationship classified as substandard, which had an outstanding balance of $2.9 million at June 30, 2018 and an additional provision of $376,000 to increase an allowance to $895,000 on one commercial relationship classified as substandard, which had an outstanding balance of $974,000 at June 30, 2018.

Noninterest Income. Noninterest income, including the insurance recovery on fictitious loans, increased $818,000, or 113.9%, to $1.5 million for the three months ended June 30, 2018 from $718,000 for the three months ended June 30, 2017. The increase in noninterest income was primarily attributable to the insurance recovery of $850,000 on fictitious loans identified in September 2017 and an increase in service charges on deposits of $10,000, or 1.9%, to $533,000 for the three months ended June 30, 2018 from $523,000 for the three months ended June 30, 2017. The increase in noninterest income is offset by a decrease in loan servicing fees of $30,000, or 36.6%, to $52,000 for the three months ended June 30, 2018 from $82,000 for the three months ended June 30, 2017 and a decrease in gains on mortgage loans sold of $10,000, or 17.9%, to $46,000 for the three months ended June 30, 2018 from $56,000 for the three months ended June 30, 2017.

Noninterest income, including the recovery on fictitious loans, increased $817,000, or 59.6%, to $2.2 million for the six months ended June 30, 2018 from $1.4 million for the six months ended June 30, 2017. The increase in noninterest income was primarily attributable to the recovery of $875,000 on fictitious loans identified in September 2017 and an increase in service charges on deposits of $18,000, or 1.8%, to remain unchanged at $1.0 million for the six months ended June 30, 2018 and 2017. These increases in noninterest income were partially offset by a decrease in net gain on disposal of land and equipment of $19,000, or 118.8%, to a net loss of $3,000 for the six months ended June 30, 2018 from a net gain of $16,000 for the six months ended June 30, 2017, a decrease in loan servicing fees of $36,000, or 22.0%, to $128,000 for the six months ended June 30, 2018 from $164,000 for the six months ended June 30, 2017 and a decrease in gains on mortgage loans sold of $14,000, or 19.2%, to $59,000 for the six months ended June 30, 2018 from $73,000 for the six months ended June 30, 2017.

Noninterest Expense. Noninterest expense increased $68,000, or 1.8%, to $3.9 million for the three months ended June 30, 2018 from $3.8 million for the three months ended June 30, 2017. This increase was primarily attributable to an increase in other expenses of $67,000, or 22.8% to 361,000 for the three months ended June 30, 2018 from $294,000 for the three months ended June 30, 2017 which included the provision for loan loss on unfunded commitments of $70,000 and debit card losses of $17,000. Professional fees increased $20,000, or 24.1%, to $103,000 for the three months ended June 30, 2018 from $83,000 for the three months ended June 30, 2017 and director fees increased $12,000, or 30.8%, to $51,000 for the three months ended June 30, 2018 from $39,000 for the three months ended June 30, 2017. The increased professional fees and director fees are related to the merger agreement signed on July 10, 2018. In addition, loan processing and collection increased $22,000, or 21.2%, to $126,000 for the three months ended June 30, 2018 from $104,000 for the three months ended June 30, 2017, data processing increased $33,000, or 4.8%, to $724,000 for the three months ended June 30, 2018 from $691,000 for the three months ended June 30, 2017 and conversion expense increased $55,000, or 100.0%, to $55,000 for the three months ended June 30, 2018 from $0 for the three months ended June 30, 2017. The increase in data processing is attributable to increased activity for internet banking and volume for data processing charges. Conversion expense is related to the contract signed in December 2017 with the new data processing provider.

The increase in noninterest expense is offset by a decrease in salaries and employee benefits of $53,000, or 3.1%, to remain unchanged at $1.7 million for the three months ended June 30, 2018 and 2017, a decrease in foreclosed assets expense of $29,000, or 53.7%, to $25,000 for the three months ended June 30, 2018 from $54,000 for the three months ended June 30, 2017, a decrease in advertising of $43,000, or 42.6%, to $58,000 for the three months ended June 30, 2018 from $101,000 for the three months ended June 30, 2017 and a decrease in occupancy expense of $21,000, or 4.5%, to $450,000 for the three months ended June 30, 2018 from $471,000 for the three months ended June 30, 2017.

Noninterest expense increased $74,000, or 1.0%, to $7.7 million for the six months ended June 30, 2018 from $7.6 million for the six months ended June 30, 2017. This increase was primarily attributable to an increase in other expenses of $87,000, or 16.1% to 629,000 for the six months ended June 30, 2018 from $542,000 for the six months ended June 30, 2017 which included the provision for loan loss on unfunded commitments of $82,000, an increase in professional fees of $19,000, or 11.7%, to $181,000 for the six months ended June 30, 2018 from $162,000 for the six months ended June 30, 2017 and an increase in director fees of $12,000, or 15.2%, to $91,000 for the six months ended June 30, 2018 from $79,000 for the six months ended June 30, 2017. The increased professional fees and director fees are related to the merger agreement signed on July 10, 2018. In addition, loan processing and collection increased $54,000, or 28.4%, to $244,000 for the six months ended June 30, 2018 from $190,000 for the six months ended June 30, 2017, data processing increased $123,000, or 9.7%, to $1.4 million for the six months ended June 30, 2018 from $1.3 million for the six months ended June 30, 2017 and conversion expense increased $155,000, or 100.0%, to $155,000 for the six months ended June 30, 2018 from $0 for the six months ended June 30, 2017. The increase in data processing is attributable to increased activity for internet banking and volume for data processing charges. Conversion expense is related to the contract signed in December 2017 with the new data processing provider.

The increase in noninterest expense is offset by a decrease in salaries and employee benefits of $121,000, or 3.4%, to $3.4 million for the six months ended June 30, 2018 from $3.5 million for the six months ended June 30, 2017, a decrease in foreclosed assets expense of $130,000, or 88.4%, to $17,000 for the six months ended June 30, 2018 from $147,000 for the six months ended June 30, 2017, a decrease in advertising of $59,000, or 27.4%, to $156,000 for the six months ended June 30, 2018 from $215,000 for the six months ended June 30, 2017 and a decrease in occupancy expense of $56,000, or 5.9%, to $889,000 for the six months ended June 30, 2018 from $945,000 for the six months ended June 30, 2017.

Income Tax Expense. The provision for income tax expense was $145,000 for the three months ended June 30, 2018 compared to $245,000 for the three months ended June 30, 2017. Our effective tax rate for the three months ended June 30, 2018 was 17.1% compared to 40.0% for the three months ended June 30, 2017. The reduction in the effective tax rate is attributable to the tax rate change enacted with the 2017 Tax Cuts & Job Act. In addition, the 40.0% effective tax rate for the three months ended June 30, 2017 was attributable to nondeductible incentive stock options.

The provision for income tax expense was $178,000 for the six months ended June 30, 2018 compared to $389,000 for the six months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018 was 16.0% compared to 31.9% for the six months ended June 30, 2017. The reduction in the effective tax rate is attributable to the tax rate change enacted with the 2017 Tax Cuts & Job Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of June 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the evaluation date, our disclosure controls and procedures were not effective, because of the material weakness described below, to enable us to provide that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

During the three months ended September 30, 2017, the Company uncovered evidence of suspected fraud involving the origination of fictitious loans by an employee of the Bank. Management discovered that an employee had been using falsified brokerage statements, financial statements, tax returns, deeds and mortgages to make fictitious loans. The employee is no longer with the Company. The Company’s internal audit department has conducted an extensive internal review of our internal controls with the assistance of an outside independent professional firm, with specific focus on our loan underwriting, approval and administration procedures. As a result of the internal review, management discovered a material weakness in the operating effectiveness of procedures and documentation related to loan underwriting. Additionally, these processes lacked effective supervision and oversight by lending management personnel. Our management, overseen by the Audit Committee, implemented new procedures to improve this process and remediate this control weakness.

During the six months ended June 30, 2018, the Company’s management made certain changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or reasonably likely to materially effect, the Company’s internal control over financial reporting, which were identified during the year ended December 31, 2017 in connection with management’s and the Audit Committee’s evaluation of the effectiveness of the system of internal control over financial reporting.

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

There was no other change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Disclosures of risk factors are not required by smaller reporting companies, such as the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	Issuer repurchases. On June 2, 2016, Poage Bankshares, Inc. commenced a stock repurchase program. The Board of Directors of Poage Bankshares, Inc. authorized program to repurchase up to 150,000 shares, which represented approximately 3.9% of the Company’s then issued and outstanding shares of common stock through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The Company repurchased 3,325 shares at a weighted average price of $19.46 per share and there remained 17,720 shares to be repurchased under this plan at June 30, 2018.

On December 5, 2017, the Board of Directors of Poage Bankshares, Inc. authorized a new stock repurchase program for the repurchase of up to $180,000 shares of common stock, which represents approximately 5% of the Company’s issued and outstanding shares of common stock. The Company repurchased 10,000 shares at a weighted average price of $19.30 per share and there remained 163,500 shares to be repurchased under this plan at June 30, 2018.

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

The following table sets forth information in connection with repurchases of the Company’s common stock for the period April 1, 2018 through June 30, 2018.

			Total Number	Number of Shares
			of Shares	That May Yet
	Total		Purchased as	Be Purchased
	Number of	Average	Part of	Under Publicly
	Shares	Price Paid	Publicly	Announced
	Purchased	Per Share	Announced Plan	Plan
April 1 - April 30, 2018	-	$-	-	181,220
May 1 - May 31, 2018	-	-	-	181,220
June 1 - June 30, 2018	-	-	-	181,220
Total	-	$-	-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
number	Description

3.1	Articles of Incorporation of Poage Bankshares, Inc. (1)

3.2	Bylaws of Poage Bankshares, Inc. (2)

31.1	Certification of President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statement of Shareholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-172192, originally filed on February 11, 2011, and as subsequently amended)

(2)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-35295, filed on September 21, 2016)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poage Bankshares, Inc.
Date: August 13, 2018

/s/ Bruce VanHorn
Bruce VanHorn
President & Chief Executive Officer

/s/ Jane Gilkerson
Jane Gilkerson
Chief Financial Officer

