Form 10-Q
period 2018-09-30
Poage Bankshares, Inc.
filed 2018-11-14
CIK 1511071

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2018, the number of shares of the Registrant’s common stock, par value $.01 per share, was 3,497,243.

POAGE BANKSHARES, INC.

Form 10-Q Quarterly Report

PART I

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and due from financial institutions	$22,852	$20,499
Interest-bearing deposits in other financial institutions	3,735	2,988
Securities available for sale	69,341	64,130
Loans held for sale	508	256
Loans, net of allowance of $3,124 and $4,681	315,290	328,554
Restricted stock, at cost	3,276	3,276
Other real estate owned, net	793	1,462
Premises and equipment, net	10,278	10,500
Company owned life insurance	7,413	7,292
Accrued interest receivable	1,398	1,413
Goodwill	1,894	1,894
Other intangible assets, net	413	667
Deferred tax asset, net	1,843	2,128
Other assets	1,694	1,821
Total assets	$440,728	$446,880

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Non-interest bearing	$56,135	$52,577
Interest bearing	309,492	317,473
Total deposits	365,627	370,050
Federal Home Loan Bank advances	6,219	7,419
Subordinated debenture	2,938	2,890
Accrued interest payable	34	24
Other liabilities	4,692	4,782
Total liabilities	379,510	385,165

Commitments and contingent liabilities	-	-

Shareholders' equity
Common stock, $.01 par value, 30,000,000 shares authorized, 3,497,243 and 3,514,171 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	35	35
Additional paid-in-capital	32,260	32,371
Retained earnings	32,017	31,423
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,753)	(1,854)
Accumulated other comprehensive income (loss)	(1,341)	(260)
Total shareholders' equity	61,218	61,715
Total liabilities and shareholders' equity	$440,728	$446,880

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and dividend income
Loans, including fees	$4,099	$4,297	$12,342	$12,877
Taxable securities	301	255	833	729
Tax-exempt securities	116	116	350	345
Federal funds sold and other	159	113	415	302
	4,675	4,781	13,940	14,253
Interest expense
Deposits	713	629	2,051	1,808
Federal Home Loan Bank advances and other borrowings	98	114	284	283
	811	743	2,335	2,091
Net interest income	3,864	4,038	11,605	12,162

Provision for loan losses	169	947	1,335	1,646
Net interest income after provision for loan losses	3,695	3,091	10,270	10,516

Non-interest income
Service charges on deposits	541	496	1,558	1,495
Other service charges	13	13	38	39
Net gain (loss) on disposal of land and equipment	-	-	(3)	16
Loan servicing fees	131	55	259	219
Gains on mortgage loans sold, net	15	91	74	165
Income from company owned life insurance	39	43	121	128
Insurance recovery on fictitious loans	-	-	875	-
Other	43	6	48	13
	782	704	2,970	2,075
Non-interest expense
Salaries and employee benefits	1,621	1,599	5,057	5,156
Occupancy and equipment	470	458	1,360	1,403
Data processing	712	698	2,101	1,965
Federal deposit insurance	27	32	91	99
Loan processing and collection	125	82	369	272
Foreclosed assets, net	-	67	17	214
Advertising	87	75	243	290
Professional fees	820	303	1,000	464
Other taxes	111	116	341	352
Director fees and expenses	85	51	176	130
Amortization of intangible assets	84	85	254	256
Early contract termination subsequent measurement	(470)	-	(470)	-
Conversion costs	14	-	169	-
Other	239	298	868	840
	3,925	3,864	11,576	11,441
Income (loss) before income taxes	552	(69)	1,664	1,150
Income tax expense (benefit)	260	(51)	439	338
Net income (loss)	$292	$(18)	$1,225	$812
Earnings (loss) per common share:
Basic	$0.09	$(0.01)	$0.37	$0.23
Dilutive	0.09	(0.01)	$0.36	$0.23
Dividend per share	$0.06	$0.06	$0.18	$0.18

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$292	$(18)	$1,225	$812
Other comprehensive income (loss):
Unrealized holding gains (loss) on available for sale securities	(379)	(103)	(1,370)	608
Tax effect	80	35	289	(207)
Other comprehensive income (loss)	(299)	(68)	(1,081)	401
Comprehensive income (loss)	$(7)	$(86)	$144	$1,213

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands except per share data)

					Accumulated
		Additional		Unearned	Other	Total
	Common	Paid-In	Retained	ESOP	Comprehensive	Shareholders'
	Stock	Capital	Earnings	Shares	Loss	Equity
Balances, January 1, 2018	$35	$32,371	$31,423	$(1,854)	$(260)	$61,715
Net income	-	-	1,225	-	-	1,225
Stock repurchases, 16,928 shares repurchased	-	(326)	-	-	-	(326)
Dividends paid ($0.18/share)	-	-	(631)	-	-	(631)
ESOP compensation earned	-	114	-	101	-	215
Stock based compensation expense	-	101	-	-	-	101
Other comprehensive loss	-	-	-	-	(1,081)	(1,081)
Balances, September 30, 2018	$35	$32,260	$32,017	$(1,753)	$(1,341)	$61,218

See notes to unaudited consolidated financial statements.

POAGE BANKSHARES, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands except per share data)

	Nine months ended
	September 30,
	2018	2017
Operating activities:
Net income	$1,225	$812
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	511	569
Provision for loan losses	1,335	1,646
ESOP compensation expense	215	195
Stock based compensation expense	101	228
(Gain) Loss on sale of premises and equipment, net	3	(16)
(Gain) Loss on sale and write-downs of other real estate owned, net	(58)	126
Loss on sale of repossessed assets, net	1	6
Loss on fictitious loans	-	25
Amortization of core deposit intangible	254	256
Accretion of fair value adjustments related to loans	(135)	(303)
Accretion of fair value adjustments related to deposits	(49)	(49)
Amortization of fair value related to subordinated debenture	48	48
Net amortization on securities	207	97
Deferred income tax (benefit) expense	573	(72)
Net gain on mortgage banking activities	(74)	(165)
Origination of loans held for sale	(3,178)	(5,475)
Proceeds from loans held for sale	3,000	6,251
Increase in cash value of life insurance	(121)	(128)
Change in assets and liabilities, net assets and liabilities acquired:
Accrued interest receivable	15	90
Other assets	126	58
Accrued interest payable	10	28
Other liabilities	(90)	1,148
Net cash provided by operating activities	3,919	5,375

Investing activities:
Net increase in interest-bearing deposits with other institutions	(747)	(498)
Securities available for sale:
Proceeds from calls	-	65
Proceeds from maturities	939	435
Purchases	(17,038)	(11,762)
Principal payments received	9,312	5,374
Loan originations and principal payments on loans, net	11,101	2,738
Proceeds from the sale of other real estate owned	1,649	856
Proceeds from the sale of repossessed assets	41	44
Proceeds from the sale of premises and equipment	-	54
Purchase of premises and equipment	(292)	(173)
Net cash provided by (used in) investing activities	4,965	(2,867)

Financing activities:
Net change in deposits	(4,374)	254
Proceeds from other borrowings	-	1,500
Proceeds from Federal Home Loan Bank borrowings	5,000	13,000
Payments on Federal Home Loan Bank borrowings	(6,200)	(11,527)
Cash dividend paid	(631)	(654)
Stock repurchases	(326)	(3,648)
Net cash (used in) financing activities	(6,531)	(1,075)

Net increase in cash and cash equivalents	2,353	1,433

Cash and cash equivalents at beginning of period	20,499	24,389

Cash and cash equivalents at the end of the period	$22,852	$25,822

Additional cash flows and supplementary information:
Cash paid during the year for:
Interest on deposits and debt	$2,325	$2,064
Income taxes payment	16	250
Other real estate owned and other repossessed assets acquired in settlement of loans	$963	$2,124

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2018 and December 31, 2017 and the results of operations and cash flows for the interim periods ended September 30, 2018 and 2017. All interim amounts have not been audited, and the results of operations for the interim periods herein are not necessarily indicative of the results of operations to be expected for the year or any other period. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto filed as part of the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 2 – REVENUE RECOGNITION

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. We finalized our assessment and identified the revenue line items within the scope of this new guidance. Neither the new standard, nor any of the amendments detailed below, resulted in a material change from our current accounting for revenue because the majority of Poage’s financial instruments are not within the scope of Topic 606, and those that are require no change in the accounting.

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

Service charges on deposit accounts: We earn fees from our deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees and overdraft fees are recognized at a point in time, since the customer generally has a right to cancel the depository arrangement at any time. The arrangement is considered a day-to-day contract with ongoing renewals and optional purchases, so the duration of the contract does not extend beyond the services already performed. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which we satisfy our performance obligation. Service charges on deposit accounts includes approximately $257,000, $723,000, $239,000 and $709,000 of revenue for the three and nine months ended September 30, 2018 and 2017, respectively, within the scope of Topic 606.

Debit card and ATM fees: Debit card and ATM fees include ATM usage fees and debit card interchange income. As with the transaction-based fees on deposit accounts, the ATM fees are recognized at the point in time that we fulfill the customer’s request. We earn interchange fees from cardholder transactions processed through card association networks. Interchange rates are generally set by the card associations based upon purchase volumes and other factors. Interchange fees represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Debit card and ATM fees includes approximately $262,000, $766,000, $235,000 and $728,000 of revenue for the three and nine months ended September 30, 2018 and 2017, respectively, within the scope of Topic 606.

Gains/Losses on Sales of OREO - The Company records a gain or loss from the sale of other real estate owned (“OREO”) when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  ASC 606 does not significantly change the pattern of revenue recognition unless the Company finances the sale. There are no instances of the Company financing the sale of one of its OREO properties during the three and nine months ended September 30, 2018. Sales of OREO includes approximately $25,000 and $12,000 in net gains for the three months ended September 30, 2018 and 2017 and $60,000 in net gains and $26,000 in net losses for the nine months ended September 30, 2018 and 2017, respectively, within the scope of Topic 606.

The adoption of Topic 606 did not have a material impact on our consolidated financial position, results of operations, equity, or cash flows as of the adoption date or for the three and nine months ended September 30, 2018.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement—the ASU improves the disclosure requirements on fair value measurements in ASC 820, Fair Value Measurement. Effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. Poage is currently evaluating the impact of adopting the new guidance on its consolidated financial statements, but it is not expected to have a material impact.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of securities available for sale at September 30, 2018 and December 31, 2017 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2018
States and political subdivisions	$18,185	$55	$(258)	$17,982
U.S. Government agencies and sponsored entities	5,000	-	(85)	4,915
Mortgage-backed securities: residential	27,664	-	(811)	26,853
Collateralized mortgage obligations	9,256	-	(199)	9,057
SBA loan pools	10,934	-	(400)	10,534
Total securities	$71,039	$55	$(1,753)	$69,341

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2017
States and political subdivisions	$19,082	$190	$(108)	$19,164
U.S. Government agencies and sponsored entities	3,500	-	(50)	3,450
Mortgage-backed securities: residential	27,449	44	(226)	27,267
Collateralized mortgage obligations	5,048	-	(93)	4,955
SBA loan pools	9,379	-	(85)	9,294
Total securities	$64,458	$234	$(562)	$64,130

There were no sales of securities for the three and nine months ended September 30, 2018 and 2017.

The amortized cost and fair value of the securities portfolio at September 30, 2018 are shown in the following table by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately (in thousands):

	September 30,
	2018
	Amortized	Fair
	Cost	Value

Within one year	$2,521	$2,521
One to five years	7,972	7,882
Five to ten years	9,168	9,086
Beyond ten years	3,524	3,408
Mortgage-backed securities and collateralized mortgage obligations	36,920	35,910
SBA loan pools	10,934	10,534
Total	$71,039	$69,341

The following table summarizes the securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2018
States and political subdivisions	$4,850	$(89)	$2,920	$(169)	$7,770	$(258)
U.S. Government agencies and sponsored entities	1,486	(14)	3,429	(71)	4,915	(85)
Mortgage-backed securities: residential	14,878	(327)	11,975	(484)	26,853	(811)
Collateralized mortgage obligations	5,161	(57)	3,896	(142)	9,057	(199)
SBA loan Pools	3,612	(76)	6,922	(324)	10,534	(400)
Total available-for-sale securities	$29,987	$(563)	$29,142	$(1,190)	$59,129	$(1,753)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2017
States and political subdivisions	$5,080	$(56)	$1,024	$(52)	$6,104	$(108)
U.S. Government agencies and sponsored entities	992	(8)	2,458	(42)	3,450	(50)
Mortgage-backed securities: residential	19,256	(181)	2,394	(45)	21,650	(226)
Collateralized mortgage obligations	1,954	(15)	3,001	(78)	4,955	(93)
SBA loan Pools	6,565	(66)	1,343	(19)	7,908	(85)
Total available-for-sale securities	$33,847	$(326)	$10,220	$(236)	$44,067	$(562)

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

NOTE 5 – LOANS

Loans at September 30, 2018 and December 31, 2017 were as follows (in thousands):

	September 30,	December 31,
	2018	2017
Real estate:
One to four family	$155,357	$170,754
Multi-family	7,777	6,505
Commercial real estate	82,225	84,312
Construction and land	9,253	10,004
	254,612	271,575

Commercial and industrial	34,930	33,664

Consumer
Home equity loans and lines of credit	10,974	10,707
Motor vehicle	11,049	10,368
Other	7,354	7,420
	29,377	28,495

Total	318,919	333,734
Less: Net deferred loan fees	505	499
Allowance for loan losses	3,124	4,681
	$315,290	$328,554

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment based on impairment method as of September 30, 2018 and December 31, 2017. Accrued interest receivable and net deferred loan fees are not considered significant and therefore are not included in the loan balances presented in the table below (in thousands):

September 30, 2018
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total
Real estate	$321	$-	$2,085	$2,406	$5,039	$1,075	$248,498	$254,612
Commercial and industrial	93	-	407	500	3,849	-	31,081	34,930
Consumer	4	-	214	218	54	-	29,323	29,377
Total	$418	$-	$2,706	$3,124	$8,942	$1,075	$308,902	$318,919

December 31, 2017
	Allowance for Loan Losses				Loan Balances
	Individually	Purchased	Collectively		Individually	Purchased	Collectively
	Evaluated for	Credit-Impaired	Evaluated for		Evaluated for	Credit-Impaired	Evaluated for
Loan Segment	Impairment	Loans	Impairment	Total	Impairment	Loans	Impairment	Total
Real estate	$624	$-	$2,232	$2,856	$5,523	$1,305	$264,747	$271,575
Commercial and industrial	1,290	-	275	1,565	2,612	-	31,052	33,664
Consumer	5	-	255	260	60	-	28,435	28,495
Total	$1,919	$-	$2,762	$4,681	$8,195	$1,305	$324,234	$333,734

The following table presents information related to impaired loans by class of loans as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Real Estate:
One to four family	$743	$699	$-	$699	$655	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	2,556	2,416	-	2,593	2,452	-
Construction and land	170	170	-	179	179	-
Commercial and industrial	3,616	2,849	-	136	136	-
Consumer:
Home equity and lines of credit	25	25	-	31	31	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	$7,110	$6,159	$-	$3,638	$3,453	$-

With a related allowance recorded:
Real Estate:
One to four family	$389	$389	$42	$1,091	$988	$367
Multi-family	-	-	-	-	-	-
Commercial real estate	1,365	1,365	279	1,249	1,249	257
Construction and land	-	-	-	-	-	-
Commercial and industrial	1,000	1,000	93	2,476	2,476	1,290
Consumer:
Home equity and lines of credit	29	29	4	29	29	5
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Subtotal	2,783	2,783	418	4,845	4,742	1,919
Total	$9,893	$8,942	$418	$8,483	$8,195	$1,919

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net, due to immateriality. For purposes of this disclosure, the unpaid balance is not reduced for partial charge-offs.

The following tables present the average balance of loans individually evaluated for impairment and interest income recognized on these loans for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Real Estate:
One to four family	$2,660	$4	$4	$2,345	$1	$1
Multi-family	-	-	-	-	-	-
Commercial real estate	3,787	19	19	3,358	29	29
Construction and land	172	2	2	169	2	2
Commercial and industrial	4,339	12	3	96	1	1
Consumer:
Home equity and lines of credit	55	-	-	33	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$11,013	$37	$28	$6,001	$33	$33

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	Recorded	Income	Interest	Recorded	Income	Interest
	Investment	Recognized	Recognized	Investment	Recognized	Recognized
Real Estate:
One to four family	$3,144	$75	$67	$1,710	$16	$16
Multi-family	-	-	-	-	-	-
Commercial real estate	3,740	80	73	2,991	99	94
Construction and land	175	6	6	122	6	5
Commercial and industrial	4,037	27	18	196	1	1
Consumer:
Home equity and lines of credit	57	-	-	32	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	$11,153	$188	$164	$5,051	$122	$116

The following tables set forth an analysis of our allowance for loan losses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Three months ended		Commercial
September 30, 2018	Real Estate	and Industrial	Consumer	Total

Allowance for loan losses:
Beginning balance	$2,941	$1,411	$210	$4,562
Provision for loan losses	79	57	33	169
Loans charged-off	(616)	(974)	(36)	(1,626)
Recoveries	2	6	11	19
Total ending allowance balance	$2,406	$500	$218	$3,124

Three months ended		Commercial
September 30, 2017	Real Estate	and Industrial	Consumer	Total

Allowance for loan losses:
Beginning balance	$2,244	$233	$210	$2,687
Provision for loan losses	811	123	13	947
Loans charged-off	(449)	-	(27)	(476)
Recoveries	4	9	15	28
Total ending allowance balance	$2,610	$365	$211	$3,186

Nine months ended		Commercial
September 30, 2018	Real Estate	and Industrial	Consumer	Total

Allowance for loan losses:
Beginning balance	$2,856	$1,565	$260	$4,681
Provision for loan losses	714	636	(15)	1,335
Loans charged-off	(1,180)	(1,741)	(88)	(3,009)
Recoveries	16	40	61	117
Total ending allowance balance	$2,406	$500	$218	$3,124

Nine months ended		Commercial
September 30, 2017	Real Estate	and Industrial	Consumer	Total

Allowance for loan losses:
Beginning balance	$1,946	$218	$185	$2,349
Provision for loan losses	1,397	134	115	1,646
Loans charged-off	(742)	(23)	(137)	(902)
Recoveries	9	36	48	93
Total ending allowance balance	$2,610	$365	$211	$3,186

Nonaccrual loans, and loans past due 90 days still on accrual status, consist of smaller balance homogeneous loans that are collectively evaluated for impairment.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual status, by class of loans, as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
		Loans Past Due		Loans Past Due
		Over 90 Days		Over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate:
One to four family	$1,481	$-	$2,911	$-
Multi-family	-	-	-	-
Commercial real estate	1,586	-	1,677	-
Construction and land	29	-	34	-
Commercial and industrial	3,333	-	1,638	-
Consumer:
Home equity loans and lines of credit	54	-	66	-
Motor vehicle	23	-	26	-
Other	7	-	6	-
Total	$6,513	$-	$6,358	$-

The following tables present the aging of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017 by class of loans (in thousands). Non-accrual loans of $6.5 million as of September 30, 2018 and $6.3 million at December 31, 2017 are included in the tables below and have been categorized based on their payment status (in thousands):

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
September 30, 2018
Real estate:
One to four family	$1,119	$228	$409	$1,756	$549	$153,052	$155,357
Multi-family	-	-	-	-	-	7,777	7,777
Commercial real estate	-	-	1,480	1,480	526	80,219	82,225
Construction and land	32	-	-	32	-	9,221	9,253
Commercial and industrial	23	-	3,333	3,356	-	31,574	34,930
Consumer:
Home equity loans and lines of credit	-	-	29	29	-	10,945	10,974
Motor vehicle	53	-	20	73	-	10,976	11,049
Other	8	7	7	22	-	7,332	7,354
Total	$1,235	$235	$5,278	$6,748	$1,075	$311,096	$318,919

	30 - 59	60 - 89	Greater than		Purchased
	Days	Days	89 Days	Total	Credit-Impaired	Loans Not
	Past Due	Past Due	Past Due	Past Due	Loans	Past Due	Total
December 31, 2017
Real estate:
One to four family	$1,615	$628	$1,199	$3,442	$590	$166,722	$170,754
Multi-family	-	-	-	-	-	6,505	6,505
Commercial real estate	249	315	1,367	1,931	715	81,666	84,312
Construction and land	-	-	-	-	-	10,004	10,004
Commercial and industrial	1,133	4	1,631	2,768	-	30,896	33,664
Consumer:
Home equity loans and lines of credit	-	-	60	60	-	10,647	10,707
Motor vehicle	40	-	21	61	-	10,307	10,368
Other	3	6	-	9	-	7,411	7,420
Total	$3,040	$953	$4,278	$8,271	$1,305	$324,158	$333,734

Troubled Debt Restructurings (“TDRs”)

As of September 30, 2018, the Company had a recorded investment in seven TDRs which totaled $4.1 million. There were five TDRs which totaled $3.2 million at December 31, 2017. A less-than-market interest rate and an extended term were granted as concessions for TDRs. No additional charge-off has been made for the loan relationships. No additional commitments to lend have been made to the borrower. The Company allocated $176,000 and $153,000 of specific allowance for the loan relationships at September 30, 2018 and December 31, 2017.

September 30, 2018	TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$23	$15	$38
Multi-family	-	-	-
Commercial real estate	906	2,195	3,101
Construction and land	-	-	-
Commercial and industrial	-	998	998
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$929	$3,208	$4,137

December 31, 2017	TDRs on
(in thousands)	Non-accrual	Other TDRs	Total TDRs
Real Estate:
One to four family	$30	$16	$46
Multi-family	-	-	-
Commercial real estate	933	2,195	3,128
Construction and land	-	-	-
Commercial and industrial	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-
Motor vehicle	-	-	-
Other	-	-	-
Total	$963	$2,211	$3,174

There was one TDR in the amount of $831,000 considered to be in default within twelve months of modification as of September 30, 2018. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following table presents TDRs that occurred during the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three months ended September 30, 2018			Three months ended September 30, 2017
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
One to four family	-	$-	$-	-	$-	$-
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	-	$-	$-	-	$-	$-

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
Loan Class	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real Estate:
One to four family	-	$-	$-	2	$148	$148
Multi-family	-	-	-	-	-	-
Commercial real estate	-	-	-	1	117	117
Construction and land	-	-	-	-	-	-
Commercial and industrial	2	1,002	1,002	-	-	-
Consumer:
Home equity loans and lines of credit	-	-	-	-	-	-
Motor vehicle	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total	2	$1,002	$1,002	3	$265	$265

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
September 30, 2018	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$150,092	$1,702	$3,563	$-	$-	$155,357
Multi-family	7,777	-	-	-	-	7,777
Commercial real estate	70,168	5,420	6,637	-	-	82,225
Construction and land	8,754	329	170	-	-	9,253
Commercial and industrial	27,529	770	5,767	864	-	34,930
Home equity loans and lines of credit	10,828	-	146	-	-	10,974
Motor vehicle	11,005	8	36	-	-	11,049
Other	7,351	-	3	-	-	7,354
Total	$293,504	$8,229	$16,322	$864	$-	$318,919

		Special
December 31, 2017	Pass	Mention	Substandard	Doubtful	Loss	Total
One to four family	$163,709	$1,673	$5,372	$-	$-	$170,754
Multi-family	6,505	-	-	-	-	6,505
Commercial real estate	76,226	2,957	5,129	-	-	84,312
Construction and land	9,825	-	179	-	-	10,004
Commercial and industrial	25,891	2,602	5,171	-	-	33,664
Home equity loans and lines of credit	10,549	0	158	-	-	10,707
Motor vehicle	10,291	9	68	-	-	10,368
Other	7,413	-	7	-	-	7,420
Total	$310,409	$7,241	$16,084	$-	$-	$333,734

There were $888,000 and $1.1 million of purchased credit impaired (“PCI”) loans included in substandard loans at September 30, 2018 and December 31, 2017, respectively.

The Company holds purchased loans without evidence of credit quality deterioration. In addition, the Company holds purchased loans for which there was, at their acquisition date, evidence of deterioration of credit quality since their origination and it was probable that all contractually required payments would not be collected. A summary of non-impaired purchased loans and credit-impaired purchased loans with the carrying amount of those loans is as follows at September 30, 2018 and December 31, 2017 (in thousands):

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of September 30, 2018	Loans	Loans
Real estate:
One to four family	$22,587	$549
Multi-family	1,389	-
Commercial real estate	13,002	526
Construction and land	400	-
Commercial and industrial	683	-
Consumer loans:
Home equity loans and lines of credit	981	-
Motor vehicle	16	-
Other	450	-
Total loans	$39,508	$1,075

	Non-impaired	Credit-impaired
	Purchased	Purchased
Purchased Loans as of December 31, 2017	Loans	Loans
Real estate:
One to four family	$25,437	$590
Multi-family	1,829	-
Commercial real estate	15,157	715
Construction and land	510	-
Commercial and industrial	1,359	-
Consumer loans:
Home equity loans and lines of credit	959	-
Motor vehicle	43	-
Other	521	-
Total loans	$45,815	$1,305

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017.

The following table presents the composition of the acquired loans at September 30, 2018 and December 31, 2017:

As of September 30, 2018
	Contractual	Remaining	Carrying
(in thousands)	Amount	Discount	Amount
Real estate:
One to four family	$23,362	$(226)	$23,136
Multi-family	1,389	-	1,389
Commercial real estate	13,608	(80)	13,528
Construction and land	400	-	400
Commercial and industrial	683	-	683
Consumer loans:
Home equity loans and lines of credit	982	(1)	981
Motor vehicle	16	-	16
Other	450	-	450
Total loans	$40,890	$(307)	$40,583

As of December 31, 2017
	Contractual	Remaining	Carrying
(in thousands)	Amount	Discount	Amount
Real estate:
One to four family	$26,335	$(308)	$26,027
Multi-family	1,832	(3)	1,829
Commercial real estate	16,050	(178)	15,872
Construction and land	511	(1)	510
Commercial and industrial	1,360	(1)	1,359
Consumer loans:
Home equity loans and lines of credit	962	(3)	959
Motor vehicle	44	(1)	43
Other	522	(1)	521
Total loans	$47,616	$(496)	$47,120

The following tables presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, as of September 30, 2018 and December 31, 2017.

(in thousands)	September 30, 2018	December 31, 2017

Carrying amount	$1,075	$1,305
Non-accretable difference	167	214
Accretable yield	67	100
Contractually-required principal and interest payments	$1,309	$1,619

The Company adjusted interest income to recognize $5,000, $16,000, $9,000 and $33,000 of accretable yield on credit-impaired purchased loans for the three and nine months ended September 30, 2018 and 2017, respectively.

Accretable yield, or income expected to be collected, is as follows for the nine months ended September 30, 2018 and 2017 (in thousands):

	2018	2017

Balance at January 1	$100	$146
New Loans Purchased	-	-
Accretion of income	(16)	(33)
Reclassifications from nonaccretable difference	-	-
Disposals	(17)	-
Balance at September 30	$67	$113

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

Advances from the FHLB at September 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Maturities December 2018 through January 2029, fixed rate at rates from 2.16% to 3.35%, weighted average rate of 2.39% at September 30, 2018 and 1.97% at December 31, 2017	$6,219	$7,419

Payments contractually required over the next five years are as follows as of September 30, 2018 (in thousands):

remainder for year ending 2018	$5,298
2019	442
2020	93
2021	78
2022	66
Thereafter	242
Total	$6,219

There were no other borrowings at September 30, 2018 and December 31, 2017.

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

Assets and liabilities measured at fair value on a recurring basis, at September 30, 2018 and December 31, 2017, are as follows (in thousands):

	Fair Value Measurements at
	September 30, 2018 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$17,982	$-	$17,982	$-
U.S. Government agencies and sponsored entities	4,915	-	4,915	-
Mortgage backed securities: residential	26,853	-	26,853	-
Collateralized mortgage obligations	9,057	-	9,057	-
SBA loan pools	10,534	-	10,534	-
Total securities	$69,341	$-	$69,341	$-

	Fair Value Measurements at
	December 31, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Securities:
States and political subdivisions	$19,164	$-	$19,164	$-
U.S. Government agencies and sponsored entities	3,450	-	3,450	-
Mortgage backed securities: residential	27,267	-	27,267	-
Collateralized mortgage obligations	4,955	-	4,955	-
SBA loan pools	9,294	-	9,294	-
Total securities	$64,130	$-	$64,130	$-

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2018.

Assets measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017 are summarized below (in thousands):

	Fair Value Measurements at
	September 30, 2018 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Residential real estate, net	$369	$-	$-	$369
Commercial real estate, net	1,161	-	-	1,161
Commercial and industrial, net	1,638	-	-	1,638
Consumer loan HELOC, net	25	-	-	25

Other real estate owned
Residential real estate, net	$65	$-	$-	$65

	Fair Value Measurements at
	December 31, 2017 Using:
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Residential real estate, net	$621	$-	$-	$621
Commercial real estate, net	992	-	-	992
Commercial and industrial, net	1,186	-	-	1,186
Consumer loan HELOC, net	24	-	-	24

Other real estate owned
Residential real estate, net	$610	$-	$-	$610

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

At September 30, 2018, impaired loans recorded at fair value had a net carrying value of $3.2 million, which was equal to the outstanding balance of $3.6 million, net of a valuation allowance of $418,000. At December 31, 2017, impaired loans recorded at fair value had a net carrying value of $2.8 million, which was equal to the outstanding balance of $4.7 million, net of a valuation allowance of $1.9 million. There were charge-offs of $1.5 million, $2.2 million, $353,000 and $391,000 for the three and nine months ended September 30, 2018 and 2017, respectively. The change in specific reserve on impaired loans resulted in a provision for loan losses of $93,000 and $744,000 for the three and nine months ended September 30, 2018. The change in specific reserve on impaired loans resulted in an increase of $294,000 and $488,000 for the three and nine months ended September 30, 2017.

At September 30, 2018, OREO recorded at fair value had a net carrying value of $65,000, which was equal to the outstanding balance of $126,000, net of a valuation allowance of $61,000. There were no write-downs for the three months ended September 30, 2018 and $3,000 in write-downs for the nine months ended September 30, 2018. There were $42,000 in write-downs for the three months ended September 30, 2017 and $100,000 in write-downs for the nine months ended September 30, 2017. At December 31, 2017, other real estate owned recorded at fair value had a net carrying value of $610,000, which was equal to the outstanding balance of $1.03 million, net of a valuation allowance of $420,000.

The carrying amounts and estimated fair values of financial instruments at September 30, 2018 and December 31, 2017 are as follows (in thousands):

	Carrying	Fair Value Measurements
September 30, 2018	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$22,852	$22,852	$-	$-	$22,852
Interest bearing deposits	3,735	-	3,735	-	3,735
Securities	69,341	-	69,341	-	69,341
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	508	-	508	-	508
Loans, net	315,290	-	-	314,342	314,342
Accrued interest receivable	1,398	-	362	1,036	1,398

Financial liabilities
Deposits	$365,627	$210,147	$151,904	$-	$362,051
Federal Home Loan Bank advances	6,219	4,999	1,212	-	6,211
Subordinated debenture	2,938	-	2,921	-	2,921
Accrued interest payable	34	-	34	-	34

	Carrying	Fair Value Measurements
December 31, 2017	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$20,499	$20,499	$-	$-	$20,499
Interest bearing deposits	2,988	-	2,988	-	2,988
Securities	64,130	-	64,130	-	64,130
Restricted stock	3,276	N/A	N/A	N/A	N/A
Loans held for sale	256	-	256	-	256
Loans, net	328,554	-	-	328,236	328,236
Accrued interest receivable	1,413	-	333	1,080	1,413

Financial liabilities
Deposits	$370,050	$212,625	$154,859	$-	$367,484
Federal Home Loan Bank advances	7,419	4,999	2,404	-	7,403
Subordinated debenture	2,890	-	2,873	-	2,873
Accrued interest payable	24	-	24	-	24

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

Loans:

Fair values of loans, excluding loans held for sale, are estimated as follows: ASU 2016-1, "Recognition and Measurement of Financial Assets and Financial Liabilities," requires the Company to use the exit price notion when measuring fair value of financial instruments for disclosure purposes effective January 1, 2018, therefore the fair value presented in the following table may not be comparable to prior period.  For performing loans, the fair value is determined based on a discounted cash flow analysis (income approach).  The discounted cash flow was based on contractual maturity of the loan and market indications of rates, prepayment speeds, defaults and credit risk resulting in Level 3 classification.  For non-performing loans, the fair value is determined based on the estimated values of the underlying collateral or individual analysis of receipts (asset approach) resulting in Level 3 classification.  At September 30, 2018, the fair values of loans, excluding loans held for sale, were estimated as follows: for variable rate loans that reprice frequently and with no significant change in credit risk, fair values were based on carrying values resulting in a Level 3 classification. Fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans were valued as described previously.

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

There were no contributions to the ESOP for the three and nine months ended September 30, 2018 and 2017.

Shares held by the ESOP at September 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	September 30,	December 31,
	2018	2017
Allocated to participants	73,168	64,148
Committed to be released	10,115	13,538
Unearned	175,305	185,420
Total ESOP shares	258,588	263,106

Fair value of unearned shares	$4,444	$3,894

NOTE 9 – EARNINGS PER SHARE

The factors used in the earnings per share computation for the three and nine months ended September 30, 2018 and 2017, were as follows (dollar amounts in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic
Net income (loss)	$292	$(18)	$1,225	$812
Less: Earnings (loss) allocated to participating securities	-	-	2	5
Net income (loss) available to common shareholders	$292	$(18)	1,223	807

Weighted average common shares outstanding	3,497,243	3,522,121	3,501,638	3,627,092
Less: Average unallocated ESOP shares	177,525	191,037	180,862	194,388
Average participating shares	134	15,357	5,937	21,170
Average shares	3,319,584	3,315,727	3,314,839	3,411,534

Basic earnings (loss) per common share	$0.09	$(0.01)	$0.37	$0.23

Diluted
Net income (loss) available to common shareholders	$292	$(18)	$1,223	$807

Weighted average common shares outstanding for basic earnings per common share	3,319,584	3,315,727	3,314,839	3,411,534
Add: Dilutive effects of assumed exercises of stock options	58,336	-	42,510	29,765
Average shares and dilutive potential common shares	3,377,920	3,315,727	3,357,349	3,441,299

Diluted earnings (loss) per common share	$0.09	$(0.01)	$0.36	$0.23

There were no stock options considered anti-dilutive for the three and nine months ended September 30, 2018 and the nine months ended September 30, 2017. All stock options were considered anti-dilutive for the three months ended September 30, 2017.

NOTE 10 – STOCK BASED COMPENSATION

On January 8, 2013, the Company’s shareholders approved the Poage Bankshares, Inc. 2013 Equity Incentive Plan (the “Plan”) for employees and directors of the Company. The Plan authorizes the issuance of up to 472,132 shares of the Company’s common stock, with no more than 134,895 of shares as restricted stock awards and 337,237 as stock options, either incentive stock options or non-qualified stock options. The exercise price of options granted under the Plan may not be less than the fair market value on the date the stock option is granted. The compensation committee of the board of directors has sole discretion to determine the amount and to whom equity incentive awards are granted.

The following table summarizes stock option activity for the nine months ended September 30, 2018:

		Weighted Average
	Options	Exercise Price

Outstanding -December 31, 2017	141,850	$14.88
Granted	-	-
Exercised and settled	-	-
Forfeited	-	-
Outstanding -September 30, 2018	141,850	$14.88

Fully vested and exercisable at September 30, 2018	135,850	$14.90
Fully vested and exercisable at December 31, 2017	99,600	$14.90
Expected to vest in future periods	6,000

Stock options are assumed to be earned ratably over their respective vesting periods and charged to compensation expense based upon their grant date fair value and the number of options assumed to be earned. At September 30, 2018, 141,850 options were outstanding, and 135,850 options were fully vested and exercisable with intrinsic value of $1.5 million and $1.4 million, respectively. At December 31, 2017, 141,850 options were outstanding, and 99,600 options were fully vested and exercisable with intrinsic value of $868,000 and $610,000, respectively.

During the nine months ended September 30, 2018, 36,250 options vested. Stock-based compensation expense for stock options included in salaries and benefits for the three and nine months ended September 30, 2018 and 2017 was $3,000, $32,000, $18,000 and $54,000, respectively. Total unrecognized compensation cost related to non-vested stock options was $7,000 at September 30, 2018 and is expected to be recognized over a period of 1.5 years.

The following table summarizes non-vested restricted stock activity for the nine months ended September 30, 2018:

Balance -December 31, 2017	15,222
Granted	-
Forfeited	-
Vested	(15,088)
Balance -September 30, 2018	134

The fair value of the restricted stock awards is amortized to compensation expense over the vesting period (generally five years) and is based on the market price of the Company’s common stock at the date of the grant multiplied by the number of shares granted that are expected to vest. The fair value of the restricted stock awards vested during the nine months ended September 30, 2018 was $287,000. Stock-based compensation expense for the restricted stock included in salaries and benefits for the three and nine months ended September 30, 2018 and 2017 was $700, $69,000, $58,000 and $173,000, respectively. Unrecognized compensation expense for non-vested restricted stock awards was $300 at September 30, 2018 and is expected to be recognized over a weighted-average period of 2 months.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table is changes in Accumulated Other Comprehensive Income (Loss) by component, net of tax, for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Unrealized Gains and Losses on Available-for-Sale Securities
	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning balance	$(1,042)	$316	$(260)	$(153)

Other comprehensive income (loss), net of tax before reclassification	(299)	(68)	(1,081)	401

Amounts reclassified from accumulated other comprehensive income for loss on call of securities, net of tax expense of $0, $0, $0 and $0 respectively	-	-	-	-

Net current period other comprehensive income (loss)	(299)	(68)	(1,081)	401

Ending Balance	$(1,341)	$248	$(1,341)	$248

NOTE 12 – AGREEMENT AND PLAN OF MERGER

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

Consummation of the merger is subject to certain customary conditions, including, among others, approval of the merger by Poage’s shareholders, the receipt of all required regulatory approvals and expiration of applicable waiting periods, the accuracy of specified representations and warranties of each party, the performance in all material respects by each party of its obligations under the Merger Agreement and the absence of any injunctions or other legal restraints.

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

The following factors, among others, could cause the actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

>	our ability to manage our operations under adverse economic conditions (including real estate values, loan demand, inflation, commodity prices and unemployment levels) nationally and in our market area;

>	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values);

>	significant increases in our loan losses, including as a result of our inability to resolve classified assets, and management’s assumptions in determining the adequacy of the allowance for loan losses;

>	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

>	our ability to successfully enhance and maintain internal controls;

>	competition among depository and other financial institutions;

>	our success in increasing our commercial business and commercial real estate loans;

>	our ability to improve our asset quality even as we increase our commercial business, commercial real estate and multi-family lending;

>	our success in introducing new financial products;

>	our ability to attract and maintain deposits;

>	decreases in our asset quality;

>	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources;

>	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

>	changes in consumer spending, borrowing and savings habits;

>	declines in the yield on our assets resulting from the current interest rate environment;

>	increases in the cost of funds resulting from the general economic conditions;

>	risks related to a high concentration of loans secured by real estate located in our market area;

>	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our reserve for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

>	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements (particularly the new capital regulations), regulatory fees and compliance costs and the resources we have available to address such changes;

>	changes in the level of government support of housing finance;

>	our ability to enter new markets successfully and capitalize on growth opportunities

>	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

>	changes in our organization, compensation and benefit plans and our ability to retain key members of our senior management team;

>	loan delinquencies and changes in the underlying cash flows of our borrowers;

>	the failure or security breaches of computer systems on which we depend;

>	the ability of key third-party providers to perform their obligations to us;

>	changes in the financial condition or future prospects of issuers of securities that we own;

>	actual results of the pending merger with City Holding Company could vary materially as a result of a number of factors, including, without limitations, the possibility that various closing conditions may not be satisfied or waived and the merger agreement could be terminated under certain circumstances;

>	potential impact of the pending merger on relationships with third parties, including customers, employees and competitors; and

>	delays in closing the pending merger, or failure to close the merger.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total assets at September 30, 2018 decreased $6.2 million, or 1.4%, to $440.7 million from $446.9 million at December 31, 2017. The decrease was attributed to a decrease of $4.4 million in deposits and a decrease of $1.2 million in FHLB advances.

Cash and Cash equivalents increased by $2.4 million, or 11.5%, to $22.9 million at September 30, 2018 from $20.5 million at December 31, 2017. The increase in cash was primarily attributable to a decrease of $13.3 million in loans, net, outstanding, offset by cash used to purchase $5.2 million in securities available for sale.

Interest-bearing deposits in other financial institutions increased $747,000, or 25.0%, to $3.7 million at September 30, 2018 from $3.0 million at December 31, 2017 due to the purchase of three certificate of deposits.

Securities available for sale increased by $5.2 million, or 8.1%, to $69.3 million at September 30, 2018 from $64.1 million at December 31, 2017. This increase is primarily due to $17.0 million in purchases, offset by a decrease of $1.4 million in fair value on securities available for sale and by maturities, calls, principal payments and amortization of $10.4 million.

Loans held for sale increased $252,000, or 98.4%, to $508,000 at September 30, 2018 from $256,000 at December 31, 2017. The increase is attributable to the timing of the loans closing after origination.

Loans, net, decreased $13.3 million, or 4.0%, to $315.3 million at September 30, 2018 from $328.6 million at December 31, 2017. The decrease was primarily attributable to a decrease in one to four family loans, construction and land loans, and commercial real estate loans, offset by an increase in multi-family loans and commercial and industrial loans. Non-performing loans increased $155,000, or 2.4%, to $6.5 million at September 30, 2018 from $6.4 million at December 31, 2017.

Deposits decreased $4.4 million or 1.2%, to $365.6 million at September 30, 2018 from $370.1 million at December 31, 2017. The decrease was attributable to a decrease of $6.5 million in NOW accounts, a decrease of $2.9 million money market accounts and a decrease of $1.9 million in certificates of deposits, offset by an increase of $3.6 million in non-interest bearing demand deposits and an increase of $3.3 million in savings accounts

Federal Home Loan Bank advances decreased $1.2 million, or 16.2%, to $6.2 million at September 30, 2018 from $7.4 million at December 31, 2017 attributable to $6.2 million in maturities and principal payments, offset by $5.0 million in advances.

Subordinated debenture increased by $48,000, or 1.7%, and remained unchanged at $2.9 million at September 30, 2018 and December 31, 2017 due to the amortization of the fair value related to the subordinated debenture assumed in conjunction with acquisition of Town Square Financial Corporation. In December 2006, Town Square Statutory Trust I, a trust formed by Town Square Financial Corporation, closed a pooled private offering of 4,124 trust preferred securities with a liquidation amount of $1,000 per security. The subordinated debt of $2.9 million is shown as a liability because the Company is not considered the primary beneficiary of the Trust. The investment in common stock of the trust is $124,000 and is included in other assets. The subordinated debt has a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 1.83%, which was 4.16% at September 30, 2018.

Total shareholders’ equity decreased by $497,000, or 0.8%, to $61.2 million at September 30, 2018 from $61.7 million at December 31, 2017. The decrease resulted from the repurchase of common stock totaling $326,000, the payment of cash dividends totaling $631,000 and a decrease in accumulated other comprehensive income of $1.1 million, offset by net income of $1.2 million and the expense related to the stock based compensation plans of $316,000.

Average Balances and Yields

The following table sets forth average balances, average yields and costs, and certain other information at the dates and for the periods indicated. All average balances are daily average balances. Non-accrual loans are included in the computation of average balances but are reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income. Interest income and rates exclude the effects of a tax equivalent adjustment to adjust tax exempt investment income on tax exempt investment securities to a fully taxable basis due to immateriality (dollars in thousands).

	For the Three Months Ended September 30,
	2018			2017
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
Assets:
Interest earning assets:
Loans	$322,163	$4,099	5.05%	$339,956	$4,297	5.01%
Investment securities	68,849	417	2.40%	63,809	371	2.31%
Restricted Stock	3,276	45	5.45%	3,276	40	4.84%
Other interest earning assets	25,923	114	1.74%	27,280	73	1.06%
Total interest earning assets	420,211	4,675	4.41%	434,321	4,781	4.37%

Non-interest earning assets	24,446			25,096
Total assets	444,657			459,417

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	159,554	132	0.33%	155,047	114	0.29%
Certificates of deposit	155,047	581	1.49%	165,065	515	1.24%
Total interest bearing deposits	314,601	713	0.90%	320,112	629	0.78%

FHLB advances	6,319	38	2.39%	10,932	47	1.71%
Subordinated debenture	2,928	60	8.13%	2,865	49	6.79%
Other borrowings	-	-	-	1,500	18	4.76%
Total borrowings	9,247	98	4.20%	15,297	114	2.96%

Total interest bearing liabilities	323,848	811	0.99%	335,409	743	0.88%

Non-interest bearing liabilities:
Non-interest bearing deposits	54,451			53,710
Accrued interest payable	103			148
Other liabilities	4,816			3,688
Total non-interest bearing liabilities	59,370			57,546
Total liabilities	383,218			392,955

Total equity	61,439			66,462
Total liabilities and equity	444,657			459,417

Net interest income		3,864			4,038
Interest rate spread			3.42%			3.49%
Net interest margin			3.65%			3.69%
Average interest-earning assets to average interest-bearing liabilities			129.76%			129.49%

	For the Nine Months Ended September 30,
	2018			2017
	Average	Interest and		Average	Interest and
	Balance	Dividends	Yield/ Cost	Balance	Dividends	Yield/ Cost
Assets:
Interest earning assets:
Loans	$328,153	$12,342	5.03%	$340,625	$12,877	5.05%
Investment securities	66,959	1,183	2.36%	61,414	1,074	2.34%
Restricted Stock	3,276	132	5.39%	3,276	110	4.49%
Other interest earning assets	24,450	283	1.55%	27,773	192	0.92%
Total interest earning assets	422,838	13,940	4.41%	433,088	14,253	4.40%

Non-interest earning assets	22,071			25,480
Total assets	444,909			458,568

Liabilities and equity:
Interest bearing liabilities:
Interest bearing deposits:
NOW, savings, money market, and other	160,758	386	0.32%	151,661	308	0.27%
Certificates of deposit	156,343	1,665	1.42%	169,648	1,500	1.18%
Total interest bearing deposits	317,101	2,051	0.86%	321,309	1,808	0.75%

FHLB advances	6,716	114	2.27%	9,430	122	1.73%
Subordinated debenture	2,912	170	7.81%	2,849	141	6.62%
Other borrowings	-	-	-	566	20	4.72%
Total borrowings	9,628	284	3.94%	12,845	283	2.95%

Total interest bearing liabilities	326,729	2,335	0.96%	334,154	2,091	0.84%

Non-interest bearing liabilities:
Non-interest bearing deposits	53,932			52,784
Accrued interest payable	104			137
Other liabilities	2,721			3,319
Total non-interest bearing liabilities	56,757			56,240
Total liabilities	383,486			390,394

Total equity	61,423			68,174
Total liabilities and equity	444,909			458,568

Net interest income		11,605			12,162
Interest rate spread			3.45%			3.56%
Net interest margin			3.67%			3.75%
Average interest-earning assets to average interest-bearing liabilities			129.42%			129.61%

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term investment securities. If we require funds beyond our ability to generate them internally we have additional borrowing capacity with the Federal Home Loan Bank of Cincinnati. At September 30, 2018, we had $6.2 million in advances from the Federal Home Loan Bank of Cincinnati and an additional borrowing capacity of $77.7 million.

Poage Bankshares, Inc. is a separate legal entity from Town Square Bank and must provide its own liquidity to pay dividends, repurchase stock and to fund other general corporate activities. Poage Bankshares, Inc.’s primary source of liquidity is dividend payments from Town Square Bank. The ability of Town Square Bank to pay dividends is subject to regulatory requirements. At September 30, 2018, Poage Bankshares, Inc. (on an unconsolidated basis) had liquid assets of $2.1 million.

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

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019. When fully implemented, the capital conservation buffer will be 2.50% of risk weighted assets over and above the regulatory minimum capital ratios for Common Equity Tier 1 Capital (CET1) to risk weighted assets, Tier 1 Capital to risk weighted assets, and Total Capital to risk weighted assets.  The consequences of not meeting the capital conservation buffer thresholds include restrictions on the payment of dividends, restrictions on the payment of discretionary bonuses, and restrictions on the repurchasing of common shares by the Company. At September 30, 2018, the actual capital conservation buffer for Town Square Bank was 12.06% compared to the capital conservation buffer requirement of 1.875%.

In assessing an institution’s capital adequacy, the OCC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when deemed necessary.

Management believes that as of September 30, 2018, the Bank met all capital adequacy requirements to which it was subject at that date.

The following table reflects the Bank’s current regulatory capital levels in more detail, including comparisons to the regulatory minimums at September 30, 2018 and December 31, 2017 (dollars in thousands).

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of September 30, 2018	Amount	Percent	Amount	Percent	Amount	Percent
Total Risk-Based Capital
(to Risk-weighted Assets)	$59,940	20.06%	$23,903	8.00%	$29,879	10.00%
Tier I Capital
(to Risk-weighted Assets)	56,657	18.96	17,928	6.00	23,903	8.00
Common Equity
(to Risk-weighted Assets)	56,657	18.96	13,446	4.50	19,421	6.50
Tier I Capital
(to Adjusted Total Assets)	56,657	12.81	17,689	4.00	22,112	5.00

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Regulations
As of December 31, 2017	Amount	Percent	Amount	Percent	Amount	Percent
Total Risk-Based Capital
(to Risk-weighted Assets)	$57,678	19.10%	$24,159	8.00%	$30,198	10.00%
Tier I Capital
(to Risk-weighted Assets)	53,891	17.85	18,119	6.00	24,159	8.00
Common Equity
(to Risk-weighted Assets)	53,891	17.85	13,589	4.50	19,629	6.50
Tier I Capital
(to Adjusted Total Assets)	53,891	11.80	18,272	4.00	22,840	5.00

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

Comparison of Operating Results for the Three and Nine months Ended September 30, 2018 and September 30, 2017

General. Net income for the three months ended September 30, 2018 increased $310,000, or 1,722.2%, to $292,000 from a net loss of $18,000 for the three months ended September 30, 2017. The increase in net income is primarily attributable to a decrease in the provision for loan losses of $778,000 to $169,000 for the three months ended September 30, 2018 from $947,000 for the three months ended September 30, 2017 and a subsequent measurement to decrease the estimated early contract termination fees by $470,000. The early contract termination fees decreased because the core processor conversion is rescheduled to the fourth quarter of 2018 from the third quarter of 2018. The early termination fee was originally calculated and recorded in December 2017 assuming the conversion was going to occur in August 2018, eight months before the data processing contract was to expire. Additionally, non-interest income increased $78,000 to $782,000 for the three months ended September 30, 2018 from $704,000 for the three months ended September 30, 2017. The increase in income is offset by a decrease in net interest income of $174,000 to $3.9 million for the three months ended September 30, 2018 from $4.0 million for the three months ended September 30, 2017, and an increase in non-interest expense, excluding the early contract termination fee subsequent measurement, of $531,000 to $4.4 million for the three months ended September 30, 2018 from $3.9 million for the three months ended September 30, 2017 due to the profession fees related to the merger. Income tax expense increased $311,000 to $260,000 for the three months ended September 30, 2018 compared to a tax benefit of $51,000 for the three months ended September 30, 2017.

Net income for the nine months ended September 30, 2018 increased $413,000, or 50.9%, to $1.2 million from net income of $812,000 for the nine months ended September 30, 2017. The increase in net income is primarily attributable to the recovery of $875,000 on fictitious loans for the nine months ended September 30, 2018, a decrease in the provision for loan losses of $311,000 to $1.3 million for the nine months ended September 30, 2018 from $1.6 million for the nine months ended September 30, 2017 and a subsequent re-measurement to decrease the estimated early contract termination fees by $470,000. The early contract termination fees decreased because the core processor conversion is rescheduled to the fourth quarter of 2018 from the third quarter of 2018. The increase in income is offset by a decrease in net interest income of $557,000 to $11.6 million for the nine months ended September 30, 2018 from $12.2 million for the nine months ended September 30, 2017 and an increase in non-interest expense of $605,000, excluding the early contract termination fee subsequent measurement, to $12.0 million for the nine months ended September 30, 2018 from $11.4 million for the nine months ended September 30, 2017. Additionally, income tax expense increased $101,000 to $439,000 for the nine months ended September 30, 2018 compared to tax expense of $338,000 for the nine months ended September 30, 2017.

Interest Income. Interest income decreased $106,000, or 2.2%, to $4.7 million for the three months ended September 30, 2018 from $4.8 million for the three months ended September 30, 2017. The average balance of interest-earning assets decreased $14.1 million, or 3.2%, to $420.2 million for the three months ended September 30, 2018 from $434.3 million for the three months ended September 30, 2017.

Interest income on loans decreased $198,000, or 4.6%, to $4.1 million for the three months ended September 30, 2018 from $4.3 million for the three months ended September 30, 2017. The average yields on loans increased 4 basis points to 5.05% for the three months ended September 30, 2018 compared to 5.01% for the three months ended September 30, 2017. The average balance of loans decreased $17.8 million, or 5.2%, to $322.2 million for the three months ended September 30, 2018 from $340.0 million for the three months ended September 30, 2017. The decrease in the average loan balance is primarily attributable to a decrease in one to four family residential mortgages. Income recognized from purchase discounts attributable to the Town Square and Commonwealth acquisitions decreased $48,000, or 57.1%, to $36,000 for the three months ended September 30, 2018 from $84,000 for the three months ended September 30, 2017. and contributed to the decrease in the average yield on loans.

Interest income on investment securities increased $46,000, or 12.4%, to $417,000 for the three months ended September 30, 2018 from $371,000 for the three months ended September 30, 2017. The average yield on securities increased 9 basis point to 2.40% for the three months ended September 30, 2018, compared to 2.31% for the three months ended September 30, 2017. The average balance of investment securities increased $5.0 million, or 7.9%, to $68.8 million for the three months ended September 30, 2018 from $63.8 million for the three months ended September 30, 2017.

Interest income on restricted stock increased $5,000, or 12.5%, to $45,000 for the three months ended September 30, 2018 from $40,000 for the three months ended September 30, 2017. The average yield on restricted stock increased 61 basis points to 5.45% for the three months ended September 30, 2018 compared to 4.84% for the three months ended September 30, 2017. The average balance of restricted stock remained constant at $3.3 million for the three months ended September 30, 2018 and 2017. Interest income on other interest-earning assets increased $41,000, or 56.2%, to $114,000 for the three months ended September 30, 2018 from $73,000 for the three months ended September 30, 2017. The average yield on other interest-earning assets increased 68 basis points to 1.74% for the three months ended September 30, 2018 compared to 1.06% for the three months ended September 30, 2017. The average balance of other interest earning assets decreased $1.4 million, or 5.0%, to $25.9 million for the three months ended September 30, 2018 from $27.3 million for the three months ended September 30, 2017.

Interest income decreased $313,000, or 2.2%, to $13.9 million for the nine months ended September 30, 2018 from $14.3 million for the nine months ended September 30, 2017. The average balance of interest-earning assets decreased $10.3 million, or 2.4%, to $422.8 million for the nine months ended September 30, 2018 from $433.1 million for the nine months ended September 30, 2017.

Interest income on loans decreased $535,000, or 4.2%, to $12.3 million for the nine months ended September 30, 2018 from $12.9 million for the nine months ended September 30, 2017. The average yield on loans decreased 2 basis points to 5.03% for the nine months ended September 30, 2018 compared to 5.05% for the nine months ended September 30, 2017. The average balance of loans decreased $12.4 million, or 3.7%, to $328.2 million for the nine months ended September 30, 2018 from $340.6 million for the nine months ended September 30, 2017. Income recognized from purchase discounts attributable to the Town Square and Commonwealth acquisitions decreased $168,000, or 55.5%, to $135,000 for the nine months ended September 30, 2018 from $303,000 for the nine months ended September 30, 2017 and contributed to the decrease in the average yields on loans.

Interest income on investment securities increased $109,000, or 10.1%, to $1.2 million for the nine months ended September 30, 2018 from $1.1 million for the nine months ended September 30, 2017. The average yield on securities increased 2 basis points to 2.36% for the nine months ended September 30, 2018, compared to 2.34% for the nine months ended September 30, 2017. The average balance of investment securities increased $5.6 million, or 9.0%, to $67.0 million for the nine months ended September 30, 2018 from $61.4 million for the nine months ended September 30, 2017.

Interest income on restricted stock increased $22,000, or 20.0%, to $132,000 for the nine months ended September 30, 2018 from $110,000 for the nine months ended September 30, 2017. The average yield on restricted stock increased 90 basis points to 5.39% for the nine months ended September 30, 2018 compared to 4.49% for the nine months ended September 30, 2017. The average balance of restricted stock remained constant at $3.3 million for the nine months ended September 30, 2018 and 2017. Interest income on other interest-earning assets increased $91,000, or 47.4%, to $283,000 for the nine months ended September 30, 2018 from $192,000 for the nine months ended September 30, 2017. The average yield on other interest-earning assets increased 63 basis points to 1.55% for the nine months ended September 30, 2018 compared to 0.92% for the nine months ended September 30, 2017. The average balance of other interest earning assets decreased $3.3 million, or 12.0%, to $24.5 million for the nine months ended September 30, 2018 from $27.8 million for the nine months ended September 30, 2017.

Interest Expense. Interest expense increased $68,000, or 9.2%, to $811,000 for the three months ended September 30, 2018 from $743,000 for the three months ended September 30, 2017. The average balance of interest bearing liabilities decreased $11.6 million, or 3.4%, to $323.8 million for the three months ended September 30, 2018 from $335.4 million for the three months ended September 30, 2017.

Interest expense on interest bearing deposits increased $84,000, or 13.4% to $713,000 for the three months ended September 30, 2018 from $629,000 for the three months ended September 30, 2017. The average balance of interest bearing deposits decreased $5.5 million, or 1.7%, to $314.6 million for the three months ended September 30, 2018 from $320.1 million for the three months ended September 30, 2017. The average interest rate paid on interest bearing deposits increased 12 basis points to 0.90% for the three months ended September 30, 2018 compared to 0.78% for the three months ended September 30, 2017. The decrease in average balance on interest bearing deposits is attributable to a decrease in certificates of deposits, offset by an increase in NOW and money market accounts.

Interest expense on FHLB advances, subordinated debentures and other borrowings decreased $16,000, or 14.0%, to $98,000 for the three months ended September 30, 2018 from $114,000 for the three months ended September 30, 2017. The average balance on FHLB advances decreased $4.6 million, or 42.2%, to $6.3 million for the three months ended September 30, 2018 from $10.9 million for the three months ended September 30, 2017. The average interest rate paid on FHLB advances increased 68 basis points to 2.39% from 1.71%. The average balance on subordinated debentures increased $63,000, or 2.2%, and remained unchanged at $2.9 million for the three months ended September 30, 2018 and 2017. The average interest rate paid on subordinated debentures increased 134 basis points to 8.13% for the three months ended September 30, 2018 from 6.79% for the three months ended September 30, 2017. The average balance on other borrowings decreased $1.5 million, or 100.0%, to $0 for the three months ended September 30, 2018 from $1.5 million for the three months ended September 30, 2017. The average interest rate paid on other borrowings decreased 476 basis points to 0% for the three months ended September 30, 2018 from 4.76% for the three months ended September 30, 2017.

Interest expense increased $244,000, or 11.7%, to $2.3 million for the nine months ended September 30, 2018 from $2.1 million for the nine months ended September 30, 2017. The average balance of interest bearing liabilities decreased $7.5 million, or 2.2%, to $326.7 million for the nine months ended September 30, 2018 from $334.2 million for the nine months ended September 30, 2017.

Interest expense on interest bearing deposits increased $243,000, or 13.4% to $2.1 million for the nine months ended September 30, 2018 from $1.8 million for the nine months ended September 30, 2017. The average balance of interest bearing deposits decreased $4.2 million, or 1.3%, to $317.1 million for the nine months ended September 30, 2018 from $321.3 million for the nine months ended September 30, 2017. The average interest rate paid on interest bearing deposits increased 11 basis points to 0.86% for the nine months ended September 30, 2018 compared to 0.75% for the nine months ended September 30, 2017. The decrease in average balance on interest bearing deposits is primarily attributable to a decrease in certificates of deposits which included $7.9 million in short-term non-brokered deposits acquired in the national market, offset by an increase in NOW and money market accounts.

Interest expense on FHLB advances, subordinated debentures and other borrowings increased $1,000, or 0.4%, to $284,000 for the nine months ended September 30, 2018 from $283,000 for the nine months ended September 30, 2017. The average balance on FHLB advances decreased $2.7 million, or 28.8%, to $6.7 million for the nine months ended September 30, 2018 from $9.4 million for the nine months ended September 30, 2017. The average interest rate paid on FHLB advances increased 54 basis points to 2.27% from 1.73%. The average balance on subordinated debentures increased $63,000, or 2.2%, to $2.9 million for the nine months ended September 30, 2018 from $2.8 million for the nine months ended September 30, 2017. The average interest rate paid on subordinated debentures increased 119 basis points to 7.81% for the nine months ended September 30, 2018 from 6.62% for the nine months ended September 30, 2017. The average balance on other borrowings decreased $566,000, or 100.0%, to $0 for the nine months ended September 30, 2018 from $566,000 for the nine months ended September 30, 2017. The average interest rate paid on other borrowings decreased 472 basis points to 0% for the nine months ended September 30, 2018 from 4.72% for the nine months ended September 30, 2017.

Net Interest Income. Net interest income decreased $174,000, or 4.3%, to $3.9 million for the three months ended September 30, 2018 from $4.0 million for the three months ended September 30, 2017. The ratio of average interest earning assets to average interest bearing liabilities increased to 129.76% for the three months ended September 30, 2018 from 129.49% for the three months ended September 30, 2017. The interest rate spread decreased 7 basis points to 3.42% for the three months ended September 30, 2018 from 3.49% for the three months ended September 30, 2017. Net interest margin decreased 4 basis points to 3.65% for the three months ended September 30, 2018 from 3.69% for the three months ended September 30, 2017.

Net interest income decreased $557,000, or 4.6%, to $11.6 million for the nine months ended September 30, 2018 from $12.2 million for the nine months ended September 30, 2017. The ratio of average interest earning assets to average interest bearing liabilities decreased to 129.42% for the nine months ended September 30, 2018 from 129.61% for the nine months ended September 30, 2017. The interest rate spread decreased 11 basis points to 3.45% for the nine months ended September 30, 2018 from 3.56% for the nine months ended September 30, 2017. Net interest margin decreased 8 basis points to 3.67% for the nine months ended September 30, 2018 from 3.75% for the nine months ended September 30, 2017.

Provision for Loan Losses. We recorded $169,000 in provision for loan losses for the three months ended September 30, 2018 compared to $947,000 in provision for loan losses for the three months ended September 30, 2017. The decrease is primarily attributable to the decrease in loans outstanding and no new impaired loans requiring a specific allowance. The provision for the three months ended September 30, 2017 was attributable to charge-offs and the establishment of an allowance of $434,000 on five large commercial relationships classified as substandard.

We recorded $1.3 million in provision for loan losses for the nine months ended September 30, 2018 compared to $1.6 million in provision for loan losses for the nine months ended September 30, 2017. The decrease in the provision is primarily attributable to the decrease in loans outstanding, offset by the establishment of an allowance of $478,000 on one residential loan relationship classified as substandard, which had an outstanding balance of $0 at September 30, 2018 and an additional provision of $376,000 to increase an allowance to $895,000 on one commercial relationship classified as substandard, which had an outstanding balance of $0 at September 30, 2018. The aforementioned loans were charged-off in the third quarter. The provision for the nine months ended September 30, 2017 was attributable to charge-offs and an increase in loans classified as substandard.

Noninterest Income. Noninterest income increased $78,000, or 11.1%, to $782,000 for the three months ended September 30, 2018 from $704,000 for the three months ended September 30, 2017. The increase in noninterest income was primarily attributable an increase in service charges on deposits of $45,000, or 9.1%, to $541,000 for the three months ended September 30, 2018 from $496,000 for the three months ended September 30, 2017, an increase in loan servicing fees of $76,000, or 138.2% to $131,000 for the three months ended September 30, 2018 from $55,000 for the three months ended September 30, 2017 and an increase in other non-interest income of $37,000, or 616.7%, to $43,000 for the three months ended September 30, 2018 from $6,000 for the three months ended September 30, 2017. The increase in loan servicing fees is due to the receipt of funds from the Federal Home Loan Bank for loans sold and serviced. The increase in other non-interest income is attributable to the sale of 487 shares of Class B Common Stock of Visa Inc. The increase in noninterest income is offset by a decrease in gains on mortgage loans sold of $76,000, or 83.5%, to $15,000 for the three months ended September 30, 2018 from $91,000 for the three months ended September 30, 2017.

Noninterest income, including the recovery on fictitious loans, increased $895,000, or 43.1%, to $3.0 million for the nine months ended September 30, 2018 from $2.1 million for the nine months ended September 30, 2017. The increase in noninterest income was primarily attributable to the recovery of $875,000 on fictitious loans identified in September 2017, an increase in service charges on deposits of $63,000, or 4.2%, to $1.6 million for the nine months ended September 30, 2018 from $1.5 million for the nine months ended September 30, 2017, an increase in loan servicing fees of $40,000, or 18.3%, to $259,000 for the nine months ended September 30, 2018 from $219,000 for the nine months ended September 30, 2017 and an increase in other non-interest income of $35,000, or 269.2%, to $48,000 for the three months ended September 30, 2018 from $13,000 for the three months ended September 30, 2017. The increase in other non-interest income is attributable to the sale of 487 shares of Class B Common Stock of Visa Inc. These increases in noninterest income were partially offset by a decrease in net gain on disposal of land and equipment of $19,000, or 118.8%, to a net loss of $3,000 for the nine months ended September 30, 2018 from a net gain of $16,000 for the nine months ended September 30, 2017, and a decrease in gains on mortgage loans sold of $91,000, or 55.2%, to $74,000 for the nine months ended September 30, 2018 from $165,000 for the nine months ended September 30, 2017.

Noninterest Expense. Noninterest expense increased $61,000, or 1.6%, to remain unchanged at $3.9 million for the three months ended September 30, 2018 and 2017. This increase was primarily attributable to an increase professional fees of $517,000, or 170.6%, to $820,000 for the three months ended September 30, 2018 from $303,000 for the three months ended September 30, 2017 and director fees increased $34,000, or 66.7%, to $85,000 for the three months ended September 30, 2018 from $51,000 for the three months ended September 30, 2017. The increased professional fees and director fees are related to the pending merger. In addition, loan processing and collection increased $43,000, or 52.4%, to $125,000 for the three months ended September 30, 2018 from $82,000 for the three months ended September 30, 2017, salaries and employee benefits increased $22,000, or 1.4%, to remain unchanged at $1.6 million for the three months ended September 30, 2018 and 2017, occupancy and equipment increased $12,000, or 2.6%, to $470,000 for the three months ended September 30, 2018 from $458,000 for the three months ended September 30, 2017 and advertising increased $12,000, or 16.0%, to $87,000 for the three months ended September 30, 2018 from $75,000 for the three months ended September 30, 2017. Data processing increased $14,000, or 2.0%, to $712,000 for the three months ended September 30, 2018 from $698,000 for the three months ended September 30, 2017 and conversion expense increased $14,000, or 100.0%, to $14,000 for the three months ended September 30, 2018 from $0 for the three months ended September 30, 2017. The increase in data processing is attributable to increased activity for internet banking and volume for data processing charges. Conversion expense is related to the contract signed in December 2017 with the new data processing provider.

The increase in noninterest expense is offset by a subsequent re-measurement to decrease the estimated early contract termination fees by $470,000. The early contract termination fees decreased because the core processor conversion was rescheduled to the fourth quarter of 2018 from the third quarter of 2018 after the July announcement of Poage’s merger with City. The early termination fee was originally calculated and recorded in December 2017 assuming the conversion was going to occur in August 2018, eight months before the data processing contract was to expire. The early termination fee is 80% of the average monthly data processing charges for the previous six months multiplied by the number of months the conversion occurs prior to the contract end date of April 2019. Foreclosed assets expense, net decreased $67,000, or 100.0%, to $0 for the three months ended September 30, 2018 from $67,000 for the three months ended September 30, 2017.

Noninterest expense increased $135,000, or 1.2%, to $11.6 million for the nine months ended September 30, 2018 from $11.4 million for the nine months ended September 30, 2017. This increase was primarily attributable to an increase in professional fees of $536,000, or 115.5%, to $1.0 million for the nine months ended September 30, 2018 from $464,000 for the nine months ended September 30, 2017 and an increase in director fees of $46,000, or 35.4%, to $176,000 for the nine months ended September 30, 2018 from $130,000 for the nine months ended September 30, 2017. The increased professional fees and director fees are related to the pending merger. In addition, loan processing and collection increased $97,000, or 35.7%, to $369,000 for the nine months ended September 30, 2018 from $272,000 for the nine months ended September 30, 2017, data processing increased $136,000, or 6.9%, to $2.1 million for the nine months ended September 30, 2018 from $2.0 million for the nine months ended September 30, 2017 and conversion expense increased $169,000, or 100.0%, to $169,000 for the nine months ended September 30, 2018 from $0 for the nine months ended September 30, 2017. The increase in data processing is attributable to increased activity for internet banking and volume for data processing charges. Conversion expense is related to the contract signed in December 2017 with the new data processing provider.

The increase in noninterest expense is offset by a subsequent re-measurement to decrease the estimated early contract termination fees by $470,000. The early contract termination fees decreased because the core processor conversion is rescheduled to the fourth quarter of 2018 from the third quarter of 2018. The early termination fee was originally calculated and recorded in December 2017 assuming the conversion was going to occur in August 2018, eight months before the data processing contract was to expire. Additionally, the increase in noninterest expense is offset by a decrease in salaries and employee benefits of $99,000, or 1.9%, for the nine months ended September 30, 2018 and 2017, a decrease in foreclosed assets expense of $197,000, or 92.1%, to $17,000 for the nine months ended September 30, 2018 from $214,000 for the nine months ended September 30, 2017, a decrease in advertising of $47,000, or 16.2%, to $243,000 for the nine months ended September 30, 2018 from $290,000 for the nine months ended September 30, 2017 and a decrease in occupancy expense of $43,000, or 3.1%, to remain unchanged at $1.4 million for the nine months ended September 30, 2018 and 2017.

Income Tax Expense. The provision for income tax expense was $260,000 for the three months ended September 30, 2018 compared the tax benefit of $51,000 for the three months ended September 30, 2017. The federal statutory tax rate was 21% for 2018 and 34% for 2017. The following discusses reasons for the effective rate varying from the statutory rate. Our effective tax rate was 47.1% for the three months ended September 30, 2018 compared to 73.9% for the three months ended September 30, 2017 due to nondeductible merger related expenses of $725,000 for the three months ended September 30, 2018. In addition, the 73.9% effective tax rate for the three months ended September 30, 2017 was due to sustaining a net operating loss.

The provision for income tax expense was $439,000 for the nine months ended September 30, 2018 compared to $338,000 for the nine months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018 was 26.4% compared to 29.4% for the nine months ended September 30, 2017. The effective tax rate for the nine months ended September 30, 2018 was 26.4% due to nondeductible merger related expenses of $771,000. The effective tax rate for the nine months ended September 30, 2017 was 29.4% due to tax expense related to nondeductible incentive stock options.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures of quantitative and qualitative market risk are not required by smaller reporting companies, such as the Company.

ITEM 4. CONTROLS AND PROCEDURES

Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of September 30, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the evaluation date, our disclosure controls and procedures were not effective, because of the material weakness described below, to enable us to provide that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and to ensure that the information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

During the nine months ended September 30, 2018, the Company’s management made certain changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) that have materially affected, or reasonably likely to materially effect, the Company’s internal control over financial reporting, which were identified during the year ended December 31, 2017 in connection with management’s and the Audit Committee’s evaluation of the effectiveness of the system of internal control over financial reporting.

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

There was no other change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c)

Issuer repurchases. On June 2, 2016, Poage Bankshares, Inc. commenced a stock repurchase program. The Board of Directors of Poage Bankshares, Inc. authorized program to repurchase up to 150,000 shares, which represented approximately 3.9% of the Company’s then issued and outstanding shares of common stock through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that was adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The Company repurchased 3,325 shares at a weighted average price of $19.46 per share and there remained 17,720 shares to be repurchased under this plan at September 30, 2018.

On December 5, 2017, the Board of Directors of Poage Bankshares, Inc. authorized a new stock repurchase program for the repurchase of up to $180,000 shares of common stock, which represents approximately 5% of the Company’s issued and outstanding shares of common stock. The Company repurchased 10,000 shares at a weighted average price of $19.30 per share and there remained 163,500 shares to be repurchased under this plan at September 30, 2018.

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

The following table sets forth information in connection with repurchases of the Company’s common stock for the period July 1, 2018 through September 30, 2018.

			Total Number	Number of Shares
			of Shares	That May Yet
	Total		Purchased as	Be Purchased
	Number of	Average	Part of	Under Publicly
	Shares	Price Paid	Publicly	Announced
	Purchased	Per Share	Announced Plan	Plan
July 1 - July 31, 2018	-	$-	-	181,220
August 1 - August 31, 2018	-	-	-	181,220
September 1 - September 30, 2018	-	-	-	181,220
Total	-	$-	-

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
number	Description

3.1	Articles of Incorporation of Poage Bankshares, Inc. (1)

3.2	Bylaws of Poage Bankshares, Inc. (2)

31.1	Certification of President, and Chief Executive Officer, Pursuant to Rule 13a-14(a) and Rule 15-d-14(a).

31.2	Certification of Chief Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of President and Chief Executive Officer, and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following material from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Unaudited Consolidated Balance Sheets, (ii) Unaudited Consolidated Statements of Income, (iii) Unaudited Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Consolidated Statement of Shareholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

(1)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-172192, originally filed on February 11, 2011, and as subsequently amended)

(2)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-35295, filed on September 21, 2016)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Poage Bankshares, Inc.
Date: November 14, 2018

/s/ Bruce VanHorn
Bruce VanHorn
President & Chief Executive Officer

/s/ Jane Gilkerson
Jane Gilkerson
Chief Financial Officer

